Form 10-Q
period 2014-06-30
Pfenex Inc.
filed 2014-08-29
CIK 1478121

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number: 001-36540

PFENEX INC.

(Exact name of registrant as specified in its charter)

Delaware	27-1356759
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

10790 Roselle Street, San Diego, CA	92121
(Address of Principal Executive Offices)	(Zip Code)

(858) 352-4400

(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

As of August 25, 2014, the registrant had 20,342,836 shares of Common Stock ($0.001 par value) outstanding.

PFENEX INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PFENEX INC.

Balance Sheets

(In thousands, except share and par value amounts)

	June 30, 2014	December 31, 2013
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$3,941	$3,954
Short-term investments	—	1,250
Accounts and unbilled receivables, net	1,355	3,461
Inventories finished goods	18	26
Income tax receivable	401	398
Deferred income taxes	3,481	3,481
Other current assets	1,519	284

Total current assets	10,715	12,854
Restricted cash	4,030	4,029
Property and equipment, net	2,102	2,329
Notes receivable from related parties	—	95
Other long term assets	36	36
Intangible assets, net	6,628	6,893
Goodwill	5,577	5,577

Total assets	$29,088	$31,813

Liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$1,127	$1,804
Accrued liabilities	4,570	2,953
Deferred revenue	997	1,253
Line of credit obligation	3,813	—

Total current liabilities	10,507	6,010
Deferred tax liability	3,481	3,481
Line of credit obligation	—	3,590
Other long-term liabilities	3	3

Total liabilities	13,991	13,084
Commitments and contingencies (Notes 9 and 10)
Redeemable convertible Series A-2 preferred stock, par value $0.001, 5,000,000 and 4,978,662 shares authorized at June 30, 2014 and December 31, 2013, respectively; 3,556,186 shares issued and outstanding; $13,815,111 liquidation preference	49,400	49,200
Redeemable convertible Series A-1 preferred stock, par value $0.001, 5,000,000 and 4,978,662 shares authorized at June 30, 2014 and December 31, 2013, respectively; 4,978,661 shares issued and outstanding; $16,470,071 liquidation preference	64,540	63,980
Stockholders’ equity (deficit):
Common stock, $0.001 par value, 30,000,000 and 12,514,224 shares authorized at June 30, 2014 and December 31, 2013, respectively, 1,571,473 and 1,541,781 shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively	4	2
Additional paid-in capital	—	—
Accumulated deficit	(98,847)	(94,453)

Total stockholders’ deficit	(98,843)	(94,451)

Total liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)	$29,088	$31,813

The accompanying notes are an integral part of these financial statements.

PFENEX INC.

Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenue	$3,266	$2,309	$5,824	$5,694
Cost of revenue	2,544	1,306	4,452	3,335

Gross profit	722	1,003	1,372	2,359

Operating expenses:
Selling, general and administrative	2,024	1,676	3,519	3,459
Research and development	860	1,272	1,538	2,052

Total operating expenses	2,884	2,948	5,057	5,511

Loss from operations	(2,162)	(1,945)	(3,685)	(3,152)
Other expense, net	(21)	(9)	(39)	(10)

Net loss before income taxes	(2,183)	(1,954)	(3,724)	(3,162)
Income tax benefit (expense)	—	777	(1)	1,259

Net loss	$(2,183)	$(1,177)	$(3,725)	$(1,903)

Effective preferred stock dividends	$(447)	$(419)	$(882)	$(827)

Net loss attributable to common stockholders	$(2,630)	$(1,596)	$(4,607)	$(2,730)

Net loss per common share basic and diluted	$(1.67)	$(1.04)	$(2.95)	$(1.80)

Weighted-average common shares used to compute basic and diluted net loss per share	1,571	1,542	1,560	1,520

The accompanying notes are an integral part of these financial statements.

PFENEX INC.

Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2014	2013
Cash flows from operating activities
Net loss	$(3,725)	$(1,903)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	233	229
Amortization of intangible assets	265	265
Deferred income taxes	—	(1,259)
Stock-based compensation expense	84	67
Changes in operating assets and liabilities:
Accounts and unbilled receivables	2,106	1,013
Inventories	8	738
Other current assets	(1,235)	324
Notes receivable	95	(1)
Accounts payable	(677)	(1,515)
Accrued expenses	1,617	1,137
Deferred revenue	(256)	(2,143)
Income tax (receivable) payable	(3)	66

Net cash used in operating activities	(1,488)	(2,982)

Cash flow from investing activities
Purchases of investments	—	(4,247)
Sales/maturities of investments	1,250	2,000
Acquisitions of property and equipment	(6)	(97)
Proceeds from sales of equipment and assets held for sale	—	2

Net cash provided by (used in) investing activities	1,244	(2,342)

Cash flows from financing activities
Borrowings under line of credit agreement	223	153
Restricted cash	(1)	(9)
Proceeds from exercise of stock options	9	24

Net cash provided by financing activities	231	168

Net decrease in cash and cash equivalents	(13)	(5,156)
Cash and cash equivalents
Beginning of period	3,954	7,966

End of period	$3,941	$2,810

Supplemental schedule of cash flow information
Cash paid for interest	$43	$16
Cash paid for taxes	$13	$16
Non-cash financing transactions
Transfer of investments to pledged accounts	$—	$3,000
Accretion of preferred stock dividends	$760	$35,340

The accompanying notes are an integral part of these financial statements.

PFENEX INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

1. Organization and Summary of Significant Accounting Policies

Business Activities and Organization

Pfenex Inc. (“Company” or “Pfenex”) was incorporated in the state of Delaware in 2009. Pfenex is a clinical-stage biotechnology company engaged in the development of difficult to manufacture and high-value proteins, initially focused on biosimilar therapeutics, or biosimilars. The Company’s lead product candidate is PF582, a biosimilar candidate to Lucentis (ranibizumab). Lucentis is marketed by Genentech, Inc. a wholly-owned member of the Roche Group and Novartis AG, for the treatment of patients with retinal diseases. The Company is currently conducting a Phase 1b/2a trial in patients with wet age-related macular degeneration, or wet AMD, with trial completion expected in the fourth quarter of 2014, and expects to commence a Phase 3 trial in mid-2015 with results expected in 2017. The Company intends to commercialize PF582 with its own internal sales and marketing capabilities in North America and Europe. The Company’s next most advanced product candidate is PF530, a biosimilar candidate to Betaseron (interferon beta-1b), marketed by Bayer AG for the treatment of multiple sclerosis. The Company plans to initiate a Phase 1 trial in the second half of 2014. The Company believes it is the most advanced in global development of these biosimilar product candidates. In addition to the Company’s two lead product candidates, its pipeline includes five other biosimilar candidates as well as vaccine, generic and next generation biologic candidates.

The Company’s revenue is primarily related to monetizing its protein production platform through collaboration agreements, service agreements, government contracts and reagent protein product sales which may provide for various types of payments, including upfront payments, funding of research and development, milestone payments, intellectual property access fees and licensing fees.

Reverse Stock Split

On June 27, 2014, the Company effected a 2.812-for-1 reverse stock split of its common and preferred stock. All share and per share information has been retroactively adjusted to reflect this reverse stock split.

Initial Public Offering

In July 2014, the Company completed its initial public offering in which 8,333,333 shares of common stock at a price of $6.00 per share were issued and sold. Additionally, the Company sold 1,095,751 shares of common stock pursuant to the underwriters’ option to purchase additional shares. The Company received aggregate proceeds of approximately $52.6 million from the sale of shares of common stock, net of underwriters’ discounts and commissions, but before deducting paid and unpaid offering expenses of approximately $2.3 million. In connection with the initial public offering, (i) all shares of the Company’s outstanding convertible preferred stock automatically converted into 8,634,857 shares of common stock, (ii) the Company issued 1,217,784 shares of common stock as payment of all accrued and unpaid dividends through July 28, 2014; (iii) the Company repurchased 423,185 shares of its common stock at a purchase price of $0.31 per share pursuant to the amended and restated subscription agreement, dated May 2, 2014, entered into with certain stockholders, including Signet Healthcare Partners Accredited Partnership III, LP and Signet Healthcare Partners QP Partnership III, LP; and (iv) certain members of the Company’s executive management team forfeited an aggregate of 100,000 shares of common stock.

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information and with the instructions of the Securities and Exchange Commission (SEC) on Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by GAAP for complete financial statements. In the opinion of management, the condensed financial statements include all adjustments necessary, which are of a normal and recurring nature, for the fair presentation of the Company’s financial position and of the results of operations and cash flows for the periods presented. The accompanying unaudited condensed financial statements included the accounts of the Company and its wholly owned subsidiary.

These financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2013 included in the Company’s Prospectus filed with the SEC on July 24, 2014 pursuant to Rule 424(b) under the Securities Act of 1933, as amended (the “Securities Act”). The results of operations for the interim period shown in this report are not necessarily indicative of the results that may be expected for any other interim period or for the full year. The balance sheet at December 31, 2013 has been derived from the audited financial statement at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements.

Use of Estimates

The preparation of the financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Estimates have been prepared on the basis of the most current and best available information. However, actual results could differ from those estimates.

Restricted Cash

In May 2012, the Company entered into a revolving line of credit agreement with Wells Fargo Bank, National Association (“Wells Fargo”). Additionally, the Company entered into a second line of credit with Wells Fargo in June 2013. The two lines of credit are secured by a security interest of first priority in favor of Wells Fargo in all funds deposited in two of the Company’s money market accounts held at Wells Fargo. Restrictions on the money market accounts will be removed when the lines of credit are paid in full and have expired. The lines of credit are due and payable in full in April 2015.

Concentrations

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents, investments and accounts and unbilled receivables. The Company has established guidelines to limit its exposure to credit risk by placing investments with high credit quality financial institutions, diversifying its investment portfolio and placing investments with maturities that maintain safety and liquidity. All cash and cash equivalents were held at two major financial institutions as of June 30, 2014 and December 31, 2013. For the Company’s cash position of $8.0 million as of June 30, 2014, which includes restricted cash of $4.0 million, the Company has exposure to credit loss for amounts in excess of insured limits in the event of non-performance by the institutions; however, the Company does not anticipate non-performance.

Additional credit risk is related to the Company’s concentration of receivables. As of June 30, 2014, receivables were concentrated among two customers representing 87% of total gross receivables and three customers as of December 31, 2013, representing 83%. For the six month period ended June 30, 2014, revenue was concentrated among two customers representing 78% of total revenues and three customers representing 72% for the six months ended June 30, 2013. Revenue was concentrated among two customers for each of the three months ended June 30, 2014 and 2013, representing 80% and 57% of total revenue, respectively. There were no supplier concentrations.

A portion of revenue is earned from sales outside the United States. Non-U.S. revenue is denominated in U.S. dollars. A breakdown of the Company’s net revenue from U.S. and non-U.S. sources for the three and six months ended June 30, 2013 and 2014 is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
US Revenue	$2,931	$1,944	$5,158	$3,237
Non-US Revenue	$335	$365	$666	$2,457

During the three and six months ended June 30, 2014, and the three months ended June 30, 2013, no single foreign country accounted for more than 10% of the Company’s revenue. During the six months ended June 30, 2013, revenue earned from non-recurring sales in The Netherlands accounted for approximately 15% of the Company’s revenue.

Inventories

Inventories consist of work in progress and finished goods and are valued at the lower of cost or market. The Company regularly reviews inventories on hand to identify any inventory that has become obsolete or has a cost basis in excess of its expected net realizable value, as well as any inventory quantities in excess of expected requirements. No write-downs were recorded during the six months ended June 30, 2014 or the year ended December 31, 2013.

Revenue

The Company’s revenue is related to the monetization of its protein production platform through collaboration agreements, service agreements, government contracts and reagent protein products which may provide for various types of payments, including upfront payments, funding of research and development, milestone payments, intellectual property access fees and licensing fees. The Company’s revenue generating agreements also include potential revenues for milestones and product royalties.

The Company considers a variety of factors in determining the appropriate method of accounting for its collaboration agreements, including whether multiple deliverables can be separated and accounted for individually as separate units of accounting. Where there are multiple deliverables within a collaboration agreement that cannot be separated and therefore are combined into a single unit of accounting, revenues are deferred and recognized using the relevant guidance over the estimated period of performance. If the deliverables can be separated, the Company applies the relevant revenue recognition guidance to each individual deliverable. The specific methodology for the recognition of the underlying revenue is determined on a case-by-case basis according to the facts and circumstances applicable to each agreement.

Upfront, nonrefundable payments that do not have stand-alone value are recorded as deferred revenue and recognized as revenue over the estimated period of performance. Nonrefundable payments for research funding are generally recognized as revenue over the period the underlying research activities are performed.

Revenue under service agreements are recorded as services are performed. These agreements do not require scientific achievement as a performance obligation and provide for payment when services are rendered. All such revenue is nonrefundable. Upfront, nonrefundable payments for license fees, exclusivity and feasibility services received in excess of amounts earned are classified as deferred revenue and recognized as income over the contract term or period of performance based on the nature of the related agreement.

The Company recognizes revenue for its cost plus fixed fee government contracts in accordance with the authoritative guidance for revenue recognition including the authoritative guidance specific to federal government contractors. Reimbursable costs under our government contracts primarily include direct labor, materials, subcontracts, accountable property and indirect costs. In addition, the Company receives a fixed fee under its government contracts, which is unconditionally earned as allowable costs are incurred and is not contingent on success factors. Reimbursable costs under the Company’s government contracts, including the fixed fee, are generally recognized as revenue in the period the reimbursable costs are incurred and become billable.

The Company assesses milestone payments on an individual basis and recognizes revenue from nonrefundable milestone payments when the earnings process is complete and the payment is reasonably assured. Nonrefundable milestone payments related to arrangements under which the Company has continuing performance obligations are recognized as revenue upon achievement of the associated milestone, provided that (i) the milestone event is substantive and its achievability was not reasonably assured at the inception of the agreement and (ii) the amount of the milestone payment is reasonable in relation to the effort expended or the risk associated with the milestone event. Where separate milestone payments do not meet these criteria, the Company recognizes revenue using a contingency-adjusted performance model over the period of performance. For the three and six months ended June 30, 2014, and 2013, no revenue in connection with the achievement of milestones has been recognized.

The Company’s reagent protein products are comprised of internally developed reagent protein products and those purchased from original manufacturers for resale. Revenues for reagent product sales are reflected net of attributable sales tax. The Company generally offers a 90 day return policy. The Company recognizes reagent product revenue from product sales when it is realized or realizable and earned. Revenue is realized or realizable and earned when all of the following criteria are met: (1) persuasive evidence of an arrangement exists, (2) delivery has occurred or services have been rendered, (3) the Company’s price to the buyer is fixed or determinable, and (4) collectability is reasonably assured. Revenue from sales transactions where the buyer has the right to return the product is recognized at the time of sale only if (1) the

Company’s price to the buyer is substantially fixed or determinable at the date of sale, (2) the buyer has paid the Company, or the buyer is obligated to pay the Company and the obligation is not contingent on resale of the product, (3) the buyer’s obligation to the Company would not be changed in the event of theft or physical destruction or damage of the product, (4) the buyer acquiring the product for resale has economic substance apart from that provided by the Company, (5) the Company does not have significant obligations for future performance to directly bring about resale of the product by the buyer, and (6) the amount of future returns can be reasonably estimated. Reagent product revenue amounted to $0.3 million and $0.2 million for the three months ended June 30, 2014 and 2013, respectively, and $0.8 million and $2.3 million for the six months ended June 30, 2014 and 2013, respectively. As of June 30, 2014, the Company has had minimal product returns related to reagent protein product sales. However, given the nature of the products, the Company has deemed it prudent to reserve $14 thousand and $18 thousand for warranty and return rights at June 30, 2014 and December 31, 2013, respectively. The reserve is component of accounts and unbilled receivables, net in the accompanying Balance Sheets.

Revenue under arrangements where the Company outsources the cost of fulfillment to third parties is evaluated as to whether the related amounts should be recorded gross or net. The Company records amounts collected from the customer as revenue, and the amounts paid to suppliers as cost of revenue when it holds all or substantially all of the risks and benefits related to the product or service. For transactions where the Company does not hold all or substantially all the risk, the Company uses net reporting recording the transaction as if the end-user made a purchase from the supplier with the Company acting as a sales agent.

Recently Issued Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09 Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in ASC 605, Revenue Recognition. This ASU is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. The effective date will be the first quarter of fiscal year 2018 using one of two retrospective application methods. The Company is currently evaluating the impact of the adoption of this accounting standard update on its financial statements.

2. Fair Value Measurements

Authoritative guidance defines fair value, establishes a framework for measuring fair value in U.S. GAAP and requires disclosures about fair value measurements.

Fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, a three-tier fair value hierarchy has been established, which prioritizes the inputs used in measuring fair value as follows:

Level 1	Observable inputs such as quoted prices in active markets for identical assets or liabilities. Level 1 assets at June 30, 2014 and December 31, 2013 included the Company’s cash, cash equivalents and investments in certificates of deposit. There were no Level 1 liabilities;

Level 2	Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly. The Company had no Level 2 assets or liabilities at June 30, 2014 or December 31, 2013; and

Level 3	Unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of assets or liabilities in which there is little or no market data. The Company had no Level 3 assets or liabilities at June 30, 2014 or December 31, 2013.

The fair value measurements of the Company’s cash equivalents and investments, which are measured at fair value on a recurring basis as of June 30, 2014 and December 31, 2013, were determined using the inputs described above and are as follows:

	Total	Fair Value Measurements at Reporting Date Using
(in thousands)		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
June 30, 2014
Classified as current assets:
Cash and money market funds	$7,971	$7,971		$—	$—
Certificates of deposit	—	—		—	—

Total	7,971	7,971		—	—
Less cash, cash equivalents and restricted cash	(7,971)	(7,971)		—	—

Total investments	$—	$—	$		$—

December 31, 2013
Classified as current assets:
Cash and money market funds	$7,983	$7,983		$—	$—
Certificates of deposit	1,250	1,250		—	—

Total	9,233	9,233		—	—
Less cash, cash equivalents and restricted cash	(7,983)	(7,983)		—	—

Total investments	$1,250	$1,250		$—	$—

3. Property and Equipment

Property and equipment consisted of the following:

(in thousands)	June 30, 2014	December 31, 2013
Furniture and equipment	$32	$32
Computers and IT equipment	92	86
Purchased software	674	674
Lab and research equipment	2,695	2,695
Leasehold improvements	336	336
Other fixed assets	35	35

	3,864	3,858
Less: Accumulated depreciation and amortization	1,762	1,529

Property and equipment, net	$2,102	$2,329

For each of the three months ended June 30, 2014 and 2013, total depreciation and amortization expense was $0.1 million, and $0.2 million for each of the six months ended June 30, 2014 and 2013, which is included in selling, general and administrative expenses and research and development in the accompanying Statements of Operations as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2014	2013	2014	2013
(in thousands)
Selling, general and administrative	$100	$67	$192	$137
Research and development	17	48	41	92

Total depreciation and amortization expense	$117	$115	$233	$229

4. Notes Receivable from Related Parties

On January 21, 2010, the Company issued promissory notes (“Notes”) to certain officers and employees totaling $87 thousand in principal related to the payment of personal taxes associated with the restricted shares of common stock issued to these respective employees as discussed in Note 10—Stock-Based Compensation. The principal balance of the Notes are due together with accrued and unpaid interest on the earliest of: (i) January 21, 2015, (ii) upon the occurrence and during the continuance of an event of default under the Note, (iii) the closing of a corporate event affecting the existing ownership structure, and (iv) the sale of any shares of common stock of the Company held by the maker to a third party. The Notes bear simple interest at 2.45% per annum. In June 2014, the Company’s Board of Directors approved the forgiveness of the principal amount and any accrued interest for each Note and to gross up each affected employee’s compensation, in full, for any withholding tax obligations incurred in connection with such Note forgiveness. The total charge of $157 thousand for the write-off of the notes, interest receivable, and related tax forgiveness was recorded in June 2014 and has been included in selling, general and administrative expenses in the accompanying Statement of Operations. The composition of notes receivable balance as of June 30, 2014 and December 31, 2013 was as follows:

(in thousands)	June 30, 2014	December 31, 2013
Principal balance	$—	$87
Accrued and unpaid interest	—	8

Total notes receivable	$—	$95

5. Intangible Assets

Intangible assets consisted of the following:

(in thousands)	June 30, 2014	December 31, 2013
Customer relationships	$3,750	$3,750
Developed technology	4,400	4,400
Trade names	910	910

Gross intangible assets	9,060	9,060
Less: Accumulated amortization	(2,432)	(2,167)

Total intangible assets, net	$6,628	$6,893

Amortization expense was $133 thousand for each of the three months ended June 30, 2014 and 2013 and $0.3 million for each of the six months ended June 30, 2014 and 2013. Amortization expense is included within selling, general and administrative expense in the accompanying Statements of Operations. As of June 30, 2014, estimated amortization expense for the next five years amounts to approximately $0.5 million per year.

6. Accrued Liabilities

Accrued liabilities consisted of the following:

(in thousands)	June 30, 2014	December 31, 2013
Accrued vacation	$342	$321
Deferred rent	240	238
Other accrued employee-related liabilities	1,297	771
Accrued professional fees	543	191
Accrued supplier liability	1,034	747
Accrued subcontractor costs	560	526
Other accrued liabilities	554	159

	$4,570	$2,953

7. Lines of Credit Obligation

The Company entered into two Revolving Line of Credit agreements with Wells Fargo Bank, National Association (“Wells Fargo”). The first LOC was entered into in May 2012 (“2012 LOC”) and the second in June 2013 (“2013 LOC”). The maximum capacity for the 2012 LOC and 2013 LOC is $1.5 million and $2.4 million, for a total capacity of $3.9 million. Both LOCs are collateralized by money market accounts held at Wells Fargo. The documents governing the credit facilities contain covenants. The Company was not in compliance with covenants pertaining to (i) the delivery of its 2012 audit report, which was delivered before May 15, 2014 along with the Company’s 2013 audit report; (ii) the pre-approval for certain capital expenditures; and (iii) the pre-approval required for entering into a lease for a commercial copier/printer. On April 2, 2014, the Company obtained from Wells Fargo a waiver for the covenants and confirmation that the Company may repurchase common stock up to a maximum of $0.5 million. On June 24, 2014, the Company entered into an amendment to the credit facilities which allows us to (i) make additional investments in fixed assets in any fiscal year; (ii) incur operating lease expenses in any fiscal year up to $0.6 million; and (iii) declare or pay any dividend or distribution either in cash, stock or any other property, or redeem, retire, repurchase or otherwise acquire any shares of any class of our stock in connection with the Company’s initial public offering.

As of June 30, 2014, the amount drawn down on the lines of credit was $1.4 million and $2.4 million for the 2012 LOC and the 2013 LOC, respectively, for a total outstanding amount of $3.8 million. Both lines of credit are due and payable in April 2015. As of June 30, 2014, the 2012 LOC was bearing a fixed interest rate of 2.00% above LIBOR, or 2.25%. As of June 30, 2014, the 2013 LOC was bearing fixed interest rates ranging from 2.25% to 2.375% as of that date. The Company recognized $41 thousand and $14 thousand of interest expense related to the LOCs for the six months ended June 30, 2014 and 2013 and $22 thousand and $7 thousand for the three months ended June 30, 2014 and 2013, respectively.

8. Common Stock and Preferred Stock

Prior to the completion of its initial public offering in July 2014, the Company was authorized to issue common stock and Series A-1 and Series A-2 redeemable convertible preferred stock. Immediately prior to the completion of the Company’s initial public offering, all of the outstanding shares of convertible preferred stock automatically converted into 8,634,857 shares of common stock. The Company issued 1,217,784 shares of common stock in connection with the payment of all accrued and unpaid dividends on the preferred stock upon the conversion of the convertible preferred stock to common stock immediately prior to the completion of the initial public offering. Members of our management team also forfeited an aggregate of 100,000 shares of common stock in connection with the completion of the initial public offering.

Common Stock

Each share of common stock is entitled to one vote. The holders of common stock are also entitled to receive dividends whenever funds are legally available and when declared by the board of directors, subject to the prior rights of holders of other classes of stock outstanding.

Preferred Stock

Pursuant to the amended and restated certificate of incorporation filed by the Company immediately prior to the completion of its initial public offering, the Company’s board of directors is authorized to issue up to 10,000,000 shares of preferred stock in one or more series and to fix the rights, preferences, privileges and restrictions thereof. These rights, preferences and privileges could include dividend rights, conversion rights, voting rights, redemption rights, liquidation preferences, and the number of shares constituting any series or the designation of such series, any or all of which may be greater than the rights of common stock. The issuance of preferred stock could adversely affect the voting power of holders of common stock and the likelihood that such holders will receive dividend payments and payments upon liquidation. In addition, the issuance of preferred stock could have the effect of delaying, deferring or preventing change in the Company’s control or other corporate action.

Series A-1 and A-2 Redeemable Convertible Preferred Stock

The Series A-1 and A-2 preferred stock had a contingent redemption feature allowing redemption by the holders at any time after December 31, 2014 upon the affirmative vote of sixty-six and two thirds (66  2⁄3%) of the holders. As the event that would trigger the redemption of the redeemable convertible preferred stock was not solely within the Company’s control, the redeemable convertible preferred stock has been classified as mezzanine equity (outside of permanent equity) on the Company’s balance sheet. The shares are to be redeemed by paying cash in an amount per share equal to the greater of (i) the Series A original issue price and any Series A dividends accrued but unpaid and (ii) the then-current fair market value of such shares.

The Company immediately recognized the changes in the redemption value as they occurred and the carrying value of the security was adjusted to equal what the redemption amount would be as if redemption were to occur at the end of the reporting date based on the conditions that exist as of that date. There was no limit to the maximum amount the Company could be required to pay. The value adjustments made to the redemption values at June 30, 2014 and December 31, 2013 were increases of $0.8 million and $71.0 million, respectively.

Series A-1 stock was subject to a cumulative dividend of four percent (4%) compounded quarterly, whether or not declared. Each share of Series A-1 stock was convertible into 0.91966 shares of common stock, subject to adjustments for certain dilutive events. Series A-2 stock was subject to a cumulative dividend of eight percent (8%) compounded quarterly, whether or not declared. Each share of Series A-2 stock was convertible into 1.1406 shares of common stock, subject to adjustments for certain dilutive events.

As of June 30, 2014 and December 31, 2013, there had been no conversions of redeemable convertible preferred stock to common stock by either Series A-1 or Series A-2 stockholders, and there were no dilutive issuances of common stock.

As of June 30, 2014, there were cumulative unpaid dividends of $7.2 million for the Series A-1 and Series A-2 redeemable convertible preferred stock.

As of June 30, 2014 and December 31, 2013, no dividends had been declared or paid. Cumulative dividends as of June 30, 2014 and December 31, 2013 are as follows (in thousands):

	Cumulative as of June 30, 2014		Cumulative as of December 31, 2013
(in thousands except dividends per share)	Dividends	Dividends per Share	Dividends	Dividends per Share
Series A-2	$4,369	$1.23	$3,815	$1.07
Series A-1	2,798	0.56	2,470	0.50

	$7,167		$6,285

In July 2014, the Company completed its initial public offering. In connection with the initial public offering, the Company issued 1,217,784 shares of common stock as payment of all accrued and unpaid dividends on the preferred stock through July 28, 2014.

9. Commitment to Repurchase Stock

On December 1, 2009, the Company entered into a common stock subscription agreement with three investors (“Investors”) pursuant to which the Company agreed to repurchase a maximum of 423,185 shares of common stock at a price per share of $0.31. Pursuant to the amended and restated subscription agreement, dated May 2, 2014, the Company repurchased all 423,185 shares of common stock at $0.31 price per share immediately prior to the completion of the Company’s initial public offering in July 2014. The total cost of the repurchase was $131 thousand.

10. Stock-Based Compensation

Stock Options

Total stock based compensation expense associated with stock options granted was $76 thousand and $14 thousand for the three months ended June 30, 2014 and 2013, respectively, and $84 thousand and $27 thousand for the six months ended June 30, 2014 and 2013, respectively.

The exercise price of all options granted during the three and six months ended June 30, 2014 and 2013 was equal to the estimated fair value of the underlying common stock on the date of grant. The fair value of each stock option granted is estimated on the grant date under the fair value method using the Black-Scholes model. The estimated fair values of the stock option, including the effect of estimated forfeitures, are then expensed over the requisite service period which is generally the vesting period.

As of June 30, 2014, total unrecognized estimated compensation cost related to non-vested stock options granted prior to that date was $1.4 million, which is expected to be recognized over a weighted average period of approximately 3.9 years.

During the six months ended June 30, 2014 and 2013, stock options to purchase approximately 30 thousand and 62 thousand shares of the Company’s common stock were exercised, respectively. The cash received by the Company from stock option exercises during the six months ended June 30, 2014 and 2013 was approximately $9 thousand and $24 thousand, respectively.

In July 2014, our board of directors adopted a 2014 Equity Incentive Plan, or the 2014 Plan, and our stockholders approved it. Our 2014 Plan provides for the grant of incentive stock options, within the meaning of Section 422 of the Internal Revenue Code, to our employees and any parent and subsidiary corporations’ employees, and for the grant of nonstatutory stock options, restricted stock, restricted stock units, stock appreciation rights, performance units and performance shares to our employees, directors and consultants and our parent and subsidiary corporations’ employees and consultants. A total of 1,356,219 shares of our common stock have been reserved for issuance pursuant to the 2014 Plan. In July 2014, our board of directors adopted a 2014 Employee Stock Purchase Plan, or the ESPP, and our stockholders approved it. A total of 355,618 shares of our common stock have been reserved for sale under the ESPP. In addition, our ESPP provides for annual increases in the number of shares available for sale under the ESPP on the first day of each fiscal year beginning in 2015.

Stock Option Assumption

The Company granted stock options to purchase approximately 259 thousand and 36 thousand shares of the Company’s common stock during the six months ended June 30, 2014 and 2013, respectively. These stock options generally vest monthly over a four-year period. The exercise price of all stock options granted during the six months ended June 30,

2014 and 2013 was equal to the estimated fair value of the Company’s common stock on the date of grant. The estimated fair value of each stock option granted was determined on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for the stock option grants:

The following assumptions were used to estimate the fair value of stock options:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Risk-free interest rate	1.9% –2.0%	—	1.9% –2.0%	1.2%
Expected volatility	48.7% –53.5%	—	48.7% – 53.5%	54.4%
Expected forfeiture rate	3.23%	—	3.23%	1.9%
Expected dividend yield	0%	—	0%	0%
Expected life of options in years	5.5 – 6.1	—	5.5 – 6.1	6.1

The fair value of equity instruments that are ultimately expected to vest, net of estimated forfeitures, are recognized and amortized on a straight-line basis over the requisite service period. The Black-Scholes option-pricing model requires multiple subjective inputs, including a measure of expected future volatility. Until July 2014, the Company’s stock did not have a readily available market. Consequently, the expected future volatility was based on the historical volatility for comparable publically traded companies over the most recent period commensurate with the estimated expected term of the Company’s stock options.

The risk-free interest rate assumption is based upon observed interest rates during the period appropriate for the expected term of the options. The expected term of options granted represents the period of time the options are expected to be outstanding. With the exception of the dividend paid in connection with the conversion of all preferred stock upon the completion of the Company’s initial public offering, the Company has never declared or paid dividends and has no plans to do so in the foreseeable future. Accordingly, the dividend yield assumption is based on the expectation that the Company will not pay dividends in the future. Authoritative guidance requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. For the six months ended June 30, 2014 and 2013, share-based compensation expense related to stock options was $84 thousand and $27 thousand, respectively.

Restricted Stock Awards

In January 2010, the Company granted 1,034,850 shares of restricted stock to certain officers and employees with an estimated value of $0.31 per share, or $0.3 million. No restricted stock was granted during 2012 or 2013. Compensation expense is recognized for grants of restricted stock awards using the estimated value of the Company’s stock on the date of grant. Stock compensation is recognized on a straight line basis over the vesting period, which is generally four years. As of December 31, 2013, all 1,034,850 shares were fully vested. The stock-based compensation expense related to these restricted stock awards amounted to $40 thousand for the six months ended June 30, 2013. As these restricted stock awards were fully vested by December 31, 2013, there was no related compensation expense for the six months ended June 30, 2014.

11. Net Loss Per Share

The Company computes basic net loss per share using the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing the net loss for the period by the weighted average number of common and common equivalent shares outstanding during the period. Additionally, potentially dilutive securities, composed of incremental common shares issuable upon the exercise of stock options, are excluded from the diluted loss per share calculation because of their anti-dilutive effect.

For the three and six months ended June 30, 2014, the Company realized a net loss of $2.2 million and $3.7 million, respectively. Potentially dilutive securities totaled approximately 1.0 million for the both the three and six months ended June 30, 2014.

For the three and six months ended June 30, 2013, the Company realized a net loss of $1.2 million and $1.9 million, respectively. Potentially dilutive securities totaled approximately 0.7 million, respectively, for both the three and six months ended June 30, 2013.

12. Subsequent Events

In July 2014, the Company completed its initial public offering pursuant to which it sold 9,429,084 shares of its common stock (inclusive of 1,095,751 shares of common stock from the exercise of the underwriters’ option to purchase additional shares) at a public offering price of $6.00 per share, resulting in net proceeds of approximately $52.6 million, after underwriting discounts and commissions but before offering expenses of approximately $2.3 million. In connection with the initial public offering, (i) all shares of the Company’s outstanding convertible preferred stock automatically converted into 8,634,857 shares of common stock, (ii) the Company issued 1,217,784 shares of common stock as payment of all accrued and unpaid dividends through July 28, 2014; (iii) the Company repurchased 423,185 shares of its common stock at a purchase price of $0.31 per share pursuant to the amended and restated subscription agreement, dated May 2, 2014, entered into with certain stockholders, including Signet Healthcare Partners Accredited Partnership III, LP and Signet Healthcare Partners QP Partnership III, LP; and (iv) certain members of the Company’s executive management team forfeited an aggregate of 100,000 shares of common stock.

The Company has evaluated all subsequent events that have occurred after the date of the accompanying financial statements and determined that with the exception of the events disclosed herein, there are no additional events or transactions occurring during this subsequent event reporting period which require recognition or disclosure in the Company’s financial statements.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

The following discussion and analysis should be read together with our condensed financial statements and the notes to those statements included elsewhere in this Form 10-Q. This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or Exchange Act, that are based on our management’s beliefs and assumptions and on information currently available to our management. The forward-looking statements are contained principally in the section entitled “Risk Factors” and this Management’s Discussion and Analysis of Financial Condition and Results of Operations. Forward-looking statements include, but are not limited to:

•	our ability to enroll patients in our clinical studies at the pace that we project;

•	the timing and the success of the design of the clinical trials and planned clinical trials of PF582 and PF530;

•	whether the results of our trials will be sufficient to support domestic or global regulatory approvals for PF582 and PF530;

•	our ability to obtain and maintain regulatory approval of PF582 and PF530 or our future product candidates;

•	our reliance on third parties to conduct our clinical studies;

•	our reliance on third-party contract manufacturers to manufacture and supply our product candidates for us;

•	the benefits of the use of PF582 and PF530;

•	the rate and degree of market acceptance of PF582 and PF530 or any future product candidates;

•	our expectations regarding government and third-party payor coverage and reimbursement;

•	our ability to manufacture PF582 and PF530 in conformity with the FDA’s requirements and to scale up manufacturing of PF582 and PF530 to commercial scale;

•	our ability to successfully build a specialty sales force, or collaborate with third-party distributors, to commercialize our products;

•	our ability to compete with companies currently producing the reference products, including Lucentis and Betaseron;

•	our reliance on our collaboration partners’ performance over which we do not have control;

•	our ability to retain and recruit key personnel, including development of a sales and marketing function;

•	our ability to obtain and maintain intellectual property protection for PF582 and PF530 or any future product candidates;

•	our estimates of our expenses, ongoing losses, future revenue, capital requirements and our needs for or ability to obtain additional financing;

•	our expectations regarding the time during which we will be an emerging growth company under the Jumpstart Our Business Startups Act;

•	our ability to develop new products and product candidates;

•	our ability to successfully establish and successfully maintain appropriate collaborations and derive significant revenue from those collaborations;

•	our financial performance; and

•	developments and projections relating to our competitors or our industry.

Forward-looking statements include statements that are not historical facts and can be identified by terms such as “anticipates,” “believes,” “could,” “seeks,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “will,” “would,” or similar expressions and the negatives of those terms.

Forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by the forward-looking statements. We discuss these risks in greater detail in Part II, Item 1A, “Risk Factors,” elsewhere in this Form 10-Q filed with the Securities and Exchange Commission, or SEC. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Also, forward-looking statements represent our management’s beliefs and assumptions only as of the date of this Form 10-Q.

Except as required by law, we assume no obligation to update these forward-looking statements, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future. You should read this Form 10-Q completely and with the understanding that our actual future results may be materially different from what we expect.

Pfēnex™ and Pfēnex Expression Technology® are our primary registered trademarks. Other service marks, trademarks, and trade names referred to in this Form 10-Q are the property of their respective owners.

In this Form 10-Q, “we,” “us” and “our” refer to Pfenex Inc. and its subsidiaries

Overview

We are a clinical-stage biotechnology company engaged in the development of difficult to manufacture and high-value proteins, initially focused on biosimilar therapeutics, or biosimilars. Our lead product candidate is PF582, a biosimilar candidate to Lucentis (ranibizumab). Lucentis is marketed by Genentech, Inc. a wholly-owned member of the Roche Group and Novartis AG, for the treatment of patients with retinal diseases. For PF582, we are currently conducting a Phase 1b/2a trial in patients with wet age-related macular degeneration, or wet AMD, with trial completion expected in the fourth quarter of 2014, and expect to commence a Phase 3 trial in mid-2015 with results expected in 2017. We intend to commercialize PF582 with our own internal sales and marketing capabilities in North America and Europe. Our next most advanced product candidate is PF530, a biosimilar candidate to Betaseron (interferon beta-1b), marketed by Bayer AG for the treatment of multiple sclerosis. For PF530, we plan to initiate a Phase 1 trial in the second half of 2014. We believe we are the most advanced in global development of these biosimilar product candidates. In addition to our two lead product candidates, our pipeline includes five other biosimilar candidates as well as vaccine, generic and next generation biologic candidates. To date, none of our product candidates have received marketing authorization from any regulatory agency, and therefore we have not received revenue from the sale of any of our product candidates.

Our product candidates are enabled by our patented protein production platform, our Pfēnex Expression Technology®, which confers several important competitive advantages compared to traditional techniques for protein production, including the ability to produce complex proteins with higher accuracy and greater degree of protein purity, as well as significant speed and cost advantages. The development of proteins, such as biosimilars, requires several competencies which represent both challenges and barriers to entry. Due to their inherent complexity, proteins require the use of living organisms to efficiently produce them at a large scale. Traditional techniques for protein production employ a trial and error approach to production organism, or strain, selection and process optimization, which is inherently inefficient and typically produces suboptimal results. This historically inefficient process provides barriers to create or replicate complex proteins, adds significant time to market and results in the high cost of goods typical of biologic therapeutics. Together these limitations pose significant hurdles for companies interested in entering the market with biosimilar products. Our platform utilizes a proprietary high throughput robotically-enabled parallel approach, which allows the construction and testing of thousands of unique protein production variables in parallel, thereby allowing us to produce and characterize complex proteins while reducing the time and cost of development and long-term production.

Our biosimilar product candidate selection strategy is to focus on products with large addressable markets, which will be free of intellectual property barriers during our projected approval timelines, and for which our Pfēnex Expression Technology® enables efficient and large scale manufacturing. Our deep pipeline of product candidates and preclinical products under development includes three wholly-owned programs and six that are being developed in a joint venture with Strides Arcolab, a specialty pharmaceutical company. In addition, we are also developing proprietary vaccine candidates that are being funded by the Department of Health and Human Services within the United States government.

Our revenue for the six months ended June 30, 2014 and 2013 was $5.8 million and $5.7 million, respectively, and was $3.3 million and $2.3 million for the three months ended June 30, 2014 and 2013, respectively. Our historical revenue has been primarily derived from monetizing our Pfēnex Expression Technology® through collaboration agreements, service agreements, government contracts and reagent protein product sales, which provide for various types of payments, including upfront payments, funding of research and development, milestone payments, intellectual property access fees and licensing fees. Currently, various government agencies are funding costs associated with our proprietary novel vaccine programs. Under our agreements, Strides Arcolab is responsible for funding third-party costs up to Phase 3 trials, at which time we share revenue and costs associated with the development of PF530 and other specific biosimilars developed pursuant thereto. As we continue to focus our business on the development of our product pipeline, we anticipate allocating fewer resources to certain aspects of our protein production activities that currently generate our revenue, which we expect will result in a decline of service-related revenue associated with protein production.

As of June 30, 2014, we had an accumulated deficit of $98.8 million of which $89.8 million was attributable to recognizing the accretion in the redemption value of our convertible preferred stock. We recognized net losses of $3.7 million and $1.9 million for the six months ended June 30, 2014 and 2013, respectively, and net losses of $2.2 million and $1.2 million for the three months ended June 30, 2014 and 2013, respectively. We expect to incur substantial and increasing losses for the next several years as we develop and advance our lead product candidates through clinical development, expand our research and development activities, and prepare for the potential commercial launch of our lead product candidates. As a result, our research and development expenses will increase materially as we incur further costs of development. We currently utilize third-party clinical research organizations, or CROs, to carry out our clinical development and we do not yet have an extensive sales organization. We will need substantial additional funding to support our operating activities, especially as we approach anticipated regulatory approval in Europe, the United States and other territories, and begin to establish our commercialization capabilities. Adequate funding may not be available to us on acceptable terms, or at all.

Since our inception, we have funded our operations primarily through the sale and issuance of common stock in our initial public offering, the sale and issuance of convertible preferred stock, our credit facility, and revenue from our collaboration agreements, service agreements, government contracts and reagent protein product sales. We have devoted substantially all of our capital resources to the research and development of our product candidates and working capital requirements. Additionally, as we continue to focus our business on the development of our product pipeline, we anticipate allocating fewer resources to certain aspects of our protein production activities that currently generate our revenue, which we expect will result in a decline of service-related revenue.

Critical Accounting Policies, Significant Judgments and Use of Estimates

Our management’s discussion and analysis of financial condition and results of operations is based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States, or GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported revenue and expenses during the reporting periods. These items are monitored and analyzed by us for changes in facts and circumstances, and material changes in these estimates could occur in the future. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Changes in estimates are reflected in reported results for the period in which they become known. Actual results may differ materially from these estimates under different assumptions or conditions. The accompanying unaudited condensed financial statements and related financial information should be read in conjunction with the audited financial statements and related footnotes included in the Company’s prospectus filed pursuant to Rule 424(b) under the Securities Act of 1933, as amended (the “Securities Act”), with the SEC on July 24, 2014.

Results of Operations

Comparison of the three and six months ended June 30, 2014 and 2013

The following table summarizes our net loss during the periods indicated (in thousands, except percentages).

	Three Months Ended			Six Months Ended
	June 30,			June 30,
(in thousands except for per share data)	2014	2013	Change	2014	2013	Change
Revenue	$3,266	$2,309	41%	$5,824	$5,694	2%
Cost of revenue	2,544	1,306	95%	4,452	3,335	33%

Gross profit	722	1,003	(28%)	1,372	2,359	(42%)
Operating expenses
Selling, general and administrative	2,024	1,676	21%	3,519	3,459	2%
Research and development	860	1,272	(32%)	1,538	2,052	(25%)

Total operating expense	2,884	2,948	(2%)	5,057	5,511	(8%)

Loss from operations	(2,162)	(1,945)	11%	(3,685)	(3,152)	17%
Other expense, net	(21)	(9)	133%	(39)	(10)	290%

Net loss before income taxes	(2,183)	(1,954)	12%	(3,724)	(3,162)	18%
Income tax benefit (expense)	—	777	(100%)	(1)	1,259	(100%)

Net loss	$(2,183)	$(1,177)	85%	$(3,725)	$(1,903)	96%

Revenue

	Three Months Ended			Six Months Ended
	June 30,			June 30,
(In thousands, except percentages)	2014	2013	Change	2014	2013	Change
Revenue	$3,266	$2,309	41%	$5,824	$5,694	2%

Revenue increased by $0.1 million, or 2%, to $5.8 million in the six month period ended June 30, 2014 compared to $5.7 million in same period in 2013. The increase in revenue in the six month period was due to an increase in activity related to our Px563L product candidate development under our government contracts, offset by a decrease in our protein production service work. Additionally, a one-time reagent protein sale to a single customer occurred in the six month period ended June 30, 2013. Revenue increased by $1.0 million, or 41%, to $3.3 million in the three month period ended June 30, 2014 compared to $2.3 million in same period in 2013. The increase in revenue in the three month period was due to an increase in activity related to our Px563L product candidate development under our government contracts offset by a decrease in the protein production service work as well as a decrease in activity related to our Px533 product candidate under our government contracts. We expect revenue related to our protein production services to decline in the near-term as we shift our resources to developing our product pipeline.

Cost of Revenue

	Three Months Ended			Six Months Ended
	June 30,			June 30,
(In thousands, except percentages)	2014	2013	Change	2014	2013	Change
Cost of revenue	$2,544	$1,306	95%	$4,452	$3,335	33%

Cost of revenue increased by approximately $1.1 million, or 33%, to $4.5 million in the six month period ended June 30, 2014 compared to $3.3 million in same period in 2013. The increase in cost of revenue in the six month period was due primarily to increased development costs for our proprietary novel vaccine programs which are funded by various government agencies as well as the lower cost of revenue associated with the one-time reagent sale of $1.8 million to a single customer in the six month period ended June 30, 2013. Cost of revenue increased by $1.2 million, or 95%, to $2.5 million in the three month period ended June 30, 2014 compared to $1.3 million in same period in 2013. The increase in cost of revenue in the three month period was due primarily to increased development costs for our proprietary novel vaccine programs which are funded by various government agencies. Given the nature of the novel vaccine development process, these costs will fluctuate depending on stage of development.

Selling, General and Administrative

	Three Months Ended			Six Months Ended
	June 30,			June 30,
(In thousands, except percentages)	2014	2013	Change	2014	2013	Change
Selling, general and administrative expenses	$2,024	$1,676	21%	$3,519	$3,459	2%

Selling, general and administrative expenses remained relatively flat at $3.5 million in the six month periods ended June 30, 2014 and 2013. Selling, general and administrative expenses increased by $0.3 million, or 21%, to $2.0 million in the three month period ended June 30, 2014 compared to $1.7 million in same period in 2013. The increase in selling, general and administrative expenses in both the three and six month period was due to an increase in audit and consulting fees. We expect general and administrative costs to increase for activities associated with operating as a publicly-traded company, including maintaining compliance with exchange listing and Securities and Exchange Commission requirements. These increases will likely include legal fees, accounting fees, directors’ and officers’ liability insurance premiums and fees associated with investor relations. These increases will also likely include the hiring of additional personnel. We intend to continue to incur increased internal and external business development costs to support our various product development efforts, which can vary from period to period.

Research and Development

	Three Months Ended			Six Months Ended
	June 30,			June 30,
(In thousands, except percentages)	2014	2013	Change	2014	2013	Change
Research and development expenses	$860	$1,272	(32%)	$1,538	$2,052	(25%)

Research and development expenses decreased by approximately $0.5 million, or 25%, to $1.5 million in the six month period ended June 30, 2014 compared to $2.1 million in same period in 2013. The decrease in research and development expenses in the six month period was due to the increase in development activity on the product candidate, PF530, by our partner Stelis, and resulting decrease in activity by us. Research and development decreased by $0.4 million, or 32%, to $0.9 million in the three month period ended June 30, 2014 compared to $1.3 million in same period in 2013. The decrease in research and development expenses in the three month period was due to the increase in development activity by our partner Stelis, and resulting decrease in activity by us, of PF530, as well as manufacturing activity and purchase of comparator material for our product candidate, PF582 Phase 1b/2a trial in the three month period ended June 30, 2013. We expect research and development expenses to increase as we advance our lead candidates and pipeline product candidates.

Other Expense, Net

Other expense, net increased by $29 thousand to $39 thousand in the six month period ended June 30, 2014 compared to $10 thousand in same period in 2013. Other expense, net increased by $12 thousand to $21 thousand in the three month period ended June 30, 2014 compared to $9 thousand in same period in 2013. The increase was primarily due to an increase in the balance of our credit facility with Wells Fargo Bank, National Association, or Wells Fargo.

Income Tax Benefit

Income tax benefit decreased by $1.3 million, or nearly 100%, from $1.3 million in the six month period ended June 30, 2014 compared to same period in 2013. Income tax benefit decreased by $0.8 million, or nearly 100%, from $0.8 million in the three month period ended June 30, 2014 compared to same period in 2013. We expect to have a loss for the full year resulting in only minimum tax exposure for the second quarter provision due to the valuation allowance on the deferred tax asset. We do not expect to record an income tax provision/expense in future years as we continue to generate net operating losses and corresponding valuation allowances due to our investments in our lead product candidates and other pipeline products.

Liquidity and Capital Resources

The following table summarizes our cash, cash equivalents and marketable securities:

(In thousands)	June 30, 2014	December 31, 2013
Cash, cash equivalents and short-term investments	$3,941	$5,204

Prior to our initial public offering, or IPO, we funded our operations primarily through the private placement of equity securities, our credit facilities and through collaboration agreements, service agreements, government contracts and reagent protein product sales. At June 30, 2014, we had $3.9 million in cash, cash equivalents and short-term investments compared to $5.2 million as of December 31, 2013 and $4.0 million in restricted cash as collateral for lines of credit at both June 30, 2014 and December 31, 2013. As of June 30, 2014 we had $3.8 million drawn under our $3.9 million revolving credit facility, an increase of $0.2 million compared to the year-end balance at December 31, 2013.

In July 2014, we completed our IPO pursuant to which we sold 9,429,084 shares of our common stock (inclusive of 1,095,751 shares of common stock from the exercise of the underwriters’ option to purchase additional shares) at a public offering price of $6.00 per share, resulting in net proceeds of approximately $52.6 million, after underwriting discounts and commissions but before offering expenses of approximately $2.3 million. We believe that our existing cash and cash equivalents and our cash inflow from operations will be sufficient to meet our anticipated cash needs for at least the next 18 to 24 months. Our future capital requirements will depend on many factors, including the timing and extent of spending on our research and development efforts, the timing and success of our clinical trials, the expansion of our sales and marketing activities, the introduction of new product candidates, and the future market acceptance of our product candidates. In the event that additional financing is required from outside sources, we may not be able to raise such financing on terms acceptable to us or at all. If we are unable to raise additional capital when desired, our business, operating results and financial condition would be adversely affected.

Cash Flows

The following table sets forth the primary sources and uses of cash and cash equivalents for each of the periods presented below (in thousands).

	Six months ended June 30,
	2014	2013
Net cash (used in) provided by:
Operating activities	$(1,488)	$(2,982)
Investing activities	1,244	(2,342)
Financing activities	231	168

Net increase (decrease) in cash and cash equivalents	$(13)	$(5,156)

Net cash used in operating activities was $1.5 million for the six months ended June 30, 2014 compared to $3.0 million for the six month period ended June 30, 2013. The use of cash in each period was primarily a result of net losses associated with our research and development activities which we anticipate to continue for the foreseeable future due to ongoing activities with our lead product candidates and product pipeline.

Net cash provided by investing activities was $1.2 million for the six months ended June 30, 2014 compared to net cash used of $2.3 million for the six month period ended June 30, 2013. No purchase of short-term investments was made in the six month period ended June 30, 2014 and for the six month period ended June 30, 2013 we used $4.2 million to purchase short-term investments. We had $1.3 million in maturities of short-term investments in the six month period ended June 30, 2014 compared to $2.0 million in maturities of short-term investments in the six month period ended June 30, 2013. We used $6 thousand and $98 thousand to purchase property and equipment in the six month periods ended June 30, 2014 and June 30, 2013, respectively.

Net cash provided by financing activities was $0.2 million for both of the six months ended June 30, 2014 and June 30, 2013. We borrowed approximately $0.2 million in each of the six month periods ended June 30, 2014 and June 30, 2013 under our revolving credit facility. We used $1 thousand in the six months ended June 30, 2014 and were provided $9 thousand in the six months ended June 30, 2013 as collateral for our revolving credit facility. We received $10 thousand in the six months ended June 30, 2014 and $24 thousand in the six months ended June 30, 2013 for the issuance of common stock in connection with exercise of stock options.

Off-Balance Sheet Arrangements

We have not engaged in any off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K, other than a joint venture agreement, or JVA, with Strides Arcolab, and the indemnification agreements described below.

In March 2013, we and Strides Arcolab entered into the JVA. The JVA was established to provide a vehicle for the advancement of certain biosimilars successful in Phase 1 trials under a joint development and license agreement between us and Strides Arcolab. Under the terms of the JVA, both parties share equally in all decisions, and share revenue and expenses 51% to Strides Arcolab and 49% to us. There has been no activity in the JV to date. Once a biosimilar product successfully completes a Phase 1 trial and Strides Arcolab and we agree to contribute the biosimilar to the JV, the JV will incur activity.

In the normal course of business, we enter into contracts and agreements that contain a variety of representations and warranties and provide for general indemnifications, including our Strides Arcolab agreements described above. Our exposure under these agreements is unknown because it involves claims that may be made against us in the future, but have not yet been made. As of June 30, 2014, we have not paid any claims or been required to defend any action related to our indemnification obligations. However, we may record charges in the future as a result of these indemnification obligations.

Contractual Obligations and Commitments

There have been no significant changes during the six months ended June 30, 2014 to our contractual obligations disclosed in our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our prospectus filed pursuant to Rule 424(b) under the Securities Act of 1933, as amended, with the SEC on July 24, 2014.

Recently Issued Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09 Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in ASC 605, Revenue Recognition. This ASU is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. The effective date will be the first quarter of fiscal year 2018 using one of two retrospective application methods. We are currently evaluating the impact of the adoption of this accounting standard update on our financial statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk in the ordinary course of our business. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of fluctuations in interest rates and foreign currency exchange rates. As of June 30, 2014 and December 31, 2013, we did not hold or issue financial instruments for trading purposes.

Interest rate fluctuation risk

The primary objective of our investment activities is to preserve our capital to fund our operations. We also seek to maximize income from our cash and cash equivalents without assuming significant risk. To achieve our objectives, we invest our cash and cash equivalents in money market funds, treasury obligations, short term certificates of deposit and high-grade corporate securities, directly or through managed funds, with maturities of six months or less. As of June 30, 2014, we had cash and cash equivalents of $3.9 million consisting of cash of $0.7 million and investments of $3.2 million in highly liquid U.S. money market funds. In addition, we had $4.0 million in restricted cash all invested in highly liquid U.S. money market funds. A portion of our investments may be subject to interest rate risk and could fall in value if market interest rates increase. However, because our investments are primarily short-term in duration, we believe that our exposure to interest rate risk is not significant and a 100 basis point movement in market interest rates would not have a significant impact on the total value of our portfolio. We actively monitor changes in interest rates.

As of June 30, 2014, the total principal outstanding under our line of credit agreements was $3.9 million. The interest rates on our line of credit agreements bear interest at 2.00% above LIBOR or a fixed interest rate ranging from 2.25% to 2.375% as of that date. If overall interest rates had increased by 10% during the periods presented, our interest expense would not have been materially affected.

Foreign currency exchange risk

We contract with CROs and investigational sites in foreign countries. We are therefore subject to fluctuations in foreign currency rates in connection with these agreements. We do not hedge our foreign currency exchange rate risk. To date we have not incurred any material effects from foreign currency changes on these contracts. The effect of a 10% adverse change in exchange rates on foreign currency denominated cash, receivables and payables as of June 30, 2014 would not have been material. However, fluctuations in currency exchange rates could harm our business in the future.

Inflation risk

Inflation may affect us by increasing our cost of labor and clinical trial costs. We do not believe that inflation has had a material effect on our business, financial condition or results of operations for any period presented herein.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of June 30, 2014. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives of ensuring that information we are required to disclose in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures, and is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. There is no assurance that our disclosure controls and procedures will operate effectively under all circumstances. As we disclosed in our Registration Statement on Form S-1 in connection with our initial public offering, we identified certain material weaknesses in our internal control over financial reporting resulting from (1) a lack of sufficient staff to deal with the various rules and regulations with respect to financial reporting, review and oversight responsibilities, segregation of duties and effective and timely financial close process; and (2) a lack of formalized and documented policies and procedures.

As described in our Registration Statement on Form S-1, and as discussed below, we are taking steps to remediate these material weaknesses in internal control over financial reporting; however, we are not yet able to determine whether the steps we are taking will fully remediate these material weaknesses.

Because of the material weaknesses in our internal control over financial reporting as previously disclosed, our Chief

Executive Officer and Chief Financial Officer concluded that, as of June 30, 2014, our disclosure controls and procedures were not effective at the reasonable assurance level. Our management, including our Chief Executive Officer and Chief Financial Officer, has concluded that notwithstanding the material weaknesses in our internal control over financial reporting, the condensed financial statements in this Quarterly Report fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with U.S. GAAP.

Management’s Remediation Efforts

As we disclosed in our Registration Statement on Form S-1, we commenced measures to remediate the identified material weaknesses during the first quarter of 2014 by commencing to hire qualified personnel, including a chief financial officer, developing systems to manage our accelerated close process, undertaking multi-year financial planning and analyses and designing and implementing improved processes and internal controls, including ongoing senior management review and audit committee oversight.

We believe we are making progress toward achieving the effectiveness of our internal controls and disclosure controls. The actions that we are taking are subject to ongoing senior management review, as well as audit committee oversight. We will not be able to conclude whether the steps we are taking will fully remediate these material weaknesses in our internal control over financial reporting until we have completed our remediation efforts and subsequent evaluation of their effectiveness. We may also conclude that additional measures may be required to remediate the material weaknesses in our internal control over financial reporting, which may necessitate additional implementation and evaluation time. We will continue to assess the effectiveness of our internal control over financial reporting and take steps to remediate the known material weaknesses expeditiously. For additional information about these material weaknesses, see “Risk factors—Risks Relating to Owning Our Common Stock—We have identified material weaknesses in our internal control over financial reporting. If we do not remediate the material weaknesses in our internal control over financial reporting, we may not be able to accurately report our financial results or file our periodic reports in a timely manner, which may cause investors to lose confidence in our reported financial information and may lead to a decline in the market price of our stock.”

Changes in Internal Control over Financial Reporting

We are taking actions to remediate the material weaknesses relating to our internal controls over financial reporting, as described above. Except as otherwise described herein, there was no change in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls

Management recognizes that a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud or error, if any, have been detected. These inherent limitations include the realities that judgments in decision making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are currently not a party to any material legal proceedings.

ITEM 1A. RISK FACTORS

Investing in our common stock involves a high degree of risk. These risks include, but are not limited to, those described below, each of which may be relevant to decisions regarding an investment in or ownership of our stock. The occurrence of any of these risks could have a significant adverse effect on our reputation, business, financial condition, results of operations, growth and ability to accomplish our strategic objectives. We have organized the description of these risks into groupings in an effort to enhance readability, but many of the risks interrelate or could be grouped or ordered in other ways, so no special significance should be attributed to the groupings or order below.

Risks Relating to our Financial Condition and Need for Additional Capital

We have a limited operating history and expect to generate significant losses for the foreseeable future. If we do not generate significant revenue, we will not be profitable.

With the exception of one year, we have incurred annual net operating losses since inception, and to date have generated only limited revenue from government contracts, service agreements, collaboration agreements, and reagent protein product sales. We have recorded net losses of $3.7 million, $1.9 million, $4.1 million and $2.6 million for the six months ended June 30, 2014 and 2013 and the years ending December 31, 2013 and 2012, respectively, and had an accumulated deficit of $98.8 million and had net working capital of $0.2 million as of June 30, 2014. We have funded our operations primarily through the sale and issuance of common stock in our initial public offering, the sale and issuance of convertible preferred stock, our credit facility, and revenue from government contracts, service agreements, collaboration agreements and reagent protein product sales. As of June 30, 2014, we had capital resources consisting of cash and cash equivalents of $3.9 million. The sale and issuance of common stock in our initial public offering in July 2014, and the exercise of the underwriters’ option to purchase additional shares in August 2014, provided net proceeds of approximately $52.6 million.

As we continue to develop and invest more resources into the development and commercialization of our biosimilar product candidates, we expect that our expenses will increase substantially, and that our net operating losses will increase over the next several years. To become profitable, we must successfully develop and obtain regulatory approval for our product candidates, and effectively manufacture and commercialize the product candidates we develop. We may never succeed in these activities and therefore may never generate revenue that is significant or large enough to achieve profitability. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to become and remain profitable could depress the market price of our common stock and could impair our ability to raise capital, expand our business, diversify our product offerings or continue our operations.

We will require substantial additional funds to obtain regulatory approval for and commercialize our two most advanced biosimilar product candidates and any future product candidates and, if additional capital is not available, we may need to limit, scale back or cease our operations.

Since our inception, most of our resources have been dedicated to the preclinical and clinical development of our two most advanced biosimilar product candidates, PF582 and PF530. In the near term, upon commencement of our Phase 3 trial for PF582 and Phase 1 trial for PF530, we will incur substantial costs associated with these trials. We believe that we will continue to expend substantial resources for the foreseeable future for the preclinical and clinical development of our current product pipeline, and the development of any other indications and product candidates we may choose to pursue. These expenditures will include costs associated with research and development, conducting preclinical studies and clinical trials, and manufacturing and supply as well as marketing and selling any products approved for sale. In addition, other unanticipated costs may arise. Because the outcome of any clinical trial is highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of PF582, PF530, and our pipeline of other product candidates and preclinical products under development.

We believe that our available cash and cash equivalents, including the proceeds from our initial public offering, availability under our existing credit facilities, and any revenue from our government contracts, service agreements, collaboration agreements, and reagent protein product sales will allow us to fund our operating plan through at least the next 18 to 24 months. In addition, we may seek additional capital due to favorable market conditions or strategic considerations, even if we believe we have sufficient funds for our current or future operating plans. Our future capital requirements may vary depending on the following:

•	the continued progress in our research and development programs, including completion of our preclinical studies and clinical trials;

•	the time and costs involved in obtaining regulatory approvals;

•	the cost of manufacturing and commercialization activities, if any;

•	the cost of litigation, including potential patent litigation with innovator companies or others who may hold patents; and

•	the potential acquisition and in-licensing of other technologies, products or assets.

If we seek additional funding in the future, additional funds may not be available to us on acceptable terms or at all. We may seek to raise additional funds through equity, equity-linked or debt financings. If we raise additional funds through the incurrence of indebtedness, such indebtedness would have rights that are senior to holders of our equity securities and could contain covenants that restrict our operations. Any additional equity financing may be dilutive to our stockholders. If we are unable to obtain funding on a timely basis, we may be required to significantly curtail the advancement of one or more of our product candidates. We also could be required to seek funds through arrangements with collaborators or others that may require us to relinquish rights to some of our technologies or product candidates which we would otherwise pursue on our own.

Our quarterly operating results may fluctuate significantly.

Our operating results are subject to quarterly fluctuations. Our net loss and other operating results are affected by numerous factors, including:

•	variations in the level of expenses related to our PF582 and PF530 development programs;

•	addition or termination of clinical trials;

•	any intellectual property infringement lawsuit in which we may become involved;

•	regulatory developments affecting any of our products; and

•	our execution of any service, collaborative, licensing or similar arrangements, and the timing of payments we may make or receive under these arrangements.

If our quarterly operating results fall below the expectations of investors or securities analysts, the market price of our common stock could decline substantially. Furthermore, any quarterly fluctuations in our operating results may, in turn, cause the market price of our stock to fluctuate substantially.

Risks Relating to our Business and our Industry

If an improved version of a reference product, such as Lucentis or Betaseron, is developed, or if the market for a reference product significantly declines, sales or potential sales of our biosimilar product candidates may suffer.

Innovator companies may develop improved versions of a reference product as part of a life cycle extension strategy, and may obtain approval of the improved version under a supplemental biologics license application. Should the innovator company succeed in obtaining an approval of an improved product, it may capture a significant share of the collective reference product market and significantly reduce the market for the reference product and thereby the potential size of the market for our biosimilar product candidates. In addition, the improved product may be protected by additional patent rights.

Additionally, competition in the pharmaceutical market is intense. Reference products face competition on numerous fronts as technological advances are made that may offer patients a more convenient form of administration or increased efficacy, or as new products are introduced. As new products are approved that compete with the reference product to our biosimilar product candidates, such as Lucentis or Betaseron, sales of the reference products may be significantly and adversely impacted and may render the reference product obsolete. If the market for the reference product is impacted, we in turn may lose significant market share or market potential for our products and product candidates. As a result, the value of our product pipeline could be negatively impacted and our business, prospects and financial condition could suffer.

Our product candidates, if approved, will face significant competition from the reference products and from other biosimilars of the reference products. Our failure to effectively compete may prevent us from achieving significant market penetration and expansion.

We expect to enter highly competitive pharmaceutical markets. Successful competitors in the pharmaceutical market have the ability to effectively discover, obtain patents, develop, test and obtain regulatory approvals for products, as well as the ability to effectively commercialize, market and promote approved products, including communicating the effectiveness, safety and value of products to consumers and medical professionals. Numerous companies, universities, and other research institutions are engaged in developing, patenting, manufacturing and marketing of products competitive with those that we are developing. Many of these potential competitors, such as Bayer AG, Novartis AG and Genentech, Inc. a wholly-owned member of the Roche Group, are large, experienced companies that enjoy significant competitive advantages, such as substantially greater financial, research and development, manufacturing, personnel and marketing resources. These companies also maintain greater brand recognition and more experience and expertise in undertaking preclinical testing and clinical trials of product candidates, and obtaining FDA and other regulatory approvals of products.

In addition, our biosimilar products may face competition from companies that develop and commercialize biosimilars that compete directly with our products. See “Risks Related to Government Regulation-If other biosimilars of Lucentis or Betaseron are approved and successfully commercialized before PF582 or PF530, our business could suffer.”

Use of our product candidates could be associated with side effects or adverse events.

As with most pharmaceutical products, use of our product candidates could be associated with side effects or adverse events which can vary in severity (from minor reactions to death) and frequency (infrequent or prevalent). Side effects or adverse events associated with the use of our product candidates may be observed at any time, including in clinical trials or when a product is commercialized, and any such side effects or adverse events may negatively affect our ability to obtain regulatory approval or market our product candidates. Side effects such as toxicity or other safety issues associated with the use of our product candidates could require us or our collaboration partners to perform additional studies or halt development or sale of these product candidates or expose us to product liability lawsuits which will harm our business. We may be required by regulatory agencies to conduct additional animal or human studies regarding the safety and efficacy of our product candidates which we have not planned or anticipated. There can be no assurance that we will resolve any issues related to any product-related adverse events to the satisfaction of the FDA or any regulatory agency in a timely manner or ever, which could harm our business, prospects and financial condition.

In addition, if we are successful in commercializing PF582 and PF530 or any other product candidates the, Food and Drug Administration, or FDA, European Medicines Agency, or EMA, European Economic Area Competent Authorities, or EEA Competent Authorities, and other foreign regulatory agency regulations require that we report certain information about adverse medical events if those products may have caused or contributed to those adverse events. The timing of our obligation to report would be triggered by the date we become aware of the adverse event as well as the nature of the event. We may fail to report adverse events we become aware of within the prescribed timeframe. We may also fail to appreciate that we have become aware of a reportable adverse event, especially if it is not reported to us as an adverse event or if it is an adverse event that is unexpected or removed in time from the use of our products. If we fail to comply with our reporting obligations, the FDA, the EMA, EEA Competent Authorities, or other foreign regulatory agencies could take action including criminal prosecution, the imposition of civil monetary penalties, seizure of our products, or delay in approval or clearance of future products.

If we fail to attract and keep senior management and key scientific personnel, we may be unable to successfully develop PF582, PF530, or any future product candidates, conduct our clinical trials and commercialize PF582, PF530, or any future product candidates we develop.

Our success depends in part on our continued ability to attract, retain and motivate highly qualified management, clinical and scientific personnel. We believe that our future success is highly dependent upon the contributions of our senior management, particularly our Chief Executive Officer, Chief Financial Officer and Chief Business Officer, as well as our senior scientists and other members of our senior management team. Employment agreements with each of our Chief Executive Officer, Chief Financial Officer, Chief Business Officer, and other senior executives, as well as our offer letters with our senior scientists, all provide for “at-will” employment. The loss of services of any of these individuals could delay or prevent the successful development of our product pipeline, completion of our planned clinical trials or the commercialization of PF582, PF530, or any future products we develop.

Although we have not historically experienced significant difficulties attracting and retaining qualified employees, we could experience such problems in the future. For example, competition for qualified personnel in the biotechnology and pharmaceuticals industry is intense due to the limited number of individuals who possess the skills and experience required. We will need to hire additional personnel as we expand our clinical development and commercial activities. We may not be able to attract and retain quality personnel on acceptable terms, or at all, which may cause our business and operating results to suffer.

We currently rely on a limited number of collaboration partners for a substantial portion of our revenue. The loss of or a change in any significant collaboration partner, including its credit worthiness, could materially reduce our revenue and adversely impact our financial position.

Two collaboration partners accounted for more than 10% of our revenue in both 2013 and 2012. In 2013 the Biomedical Advanced Research and Development Authority, or BARDA, accounted for approximately 35% of our revenue, and Leidos accounted for approximately 18% of our revenue. During 2012, BARDA accounted for approximately 33% of our revenue, and Leidos accounted for approximately 19% of our revenue. Additionally, one entity accounted for more than 10% of our revenue in 2012 and another entity accounted for more than 10% of our revenue in 2013; however, those entities have terminated their agreements with us or were the result of one-time transactions which are not expected to provide significant revenue going forward.

The loss of any key collaboration partner or any significant adverse change in the size or terms of a contract with a key collaboration partner could significantly reduce our revenue over the short term. Moreover, having our revenue concentrated among a limited number of entities creates a concentration of financial risk for us, and in the event that any significant collaboration partner is unable to fulfill its payment obligations to us, our operating results and cash position would suffer.

We currently have limited marketing capabilities and no sales organization. If we are unable to establish sales and marketing capabilities on our own or through third parties, we will be unable to successfully commercialize PF582, PF530, and our other product candidates, if approved, or generate product revenue.

We currently have limited sales and marketing capabilities. To commercialize PF582, PF530, and any other future product candidates, if approved, in the United States, Europe and other jurisdictions we seek to enter, we must build our marketing, sales, managerial and other non-technical capabilities or make arrangements with third parties to perform these services, and we may not be successful in doing so. If PF582 receives regulatory approval, we expect to market PF582 in North America and Europe with our own internal sales and marketing capabilities and expect to selectively consider collaboration arrangements in situations in which the collaborator has particular expertise or resources for the commercialization of PF582 products in particular markets. We have no prior experience in the marketing, sale and distribution of pharmaceutical products and there are significant risks involved in building and managing a sales organization, including our ability to hire, retain and incentivize qualified individuals, generate sufficient sales leads, provide adequate training to sales and marketing personnel and effectively manage a geographically dispersed sales and marketing team. Any failure or delay in the development of our internal sales and marketing or third party distribution capabilities would adversely impact the commercialization of our products. We may choose to collaborate with third parties that have direct sales forces and established distribution systems, either to augment our own sales force or in lieu of our own sales force. If we are unable to enter into such arrangements on acceptable terms or at all, we may not be able to successfully commercialize our product candidates. If we are not successful in commercializing our product candidates, either on our own or through collaborations with one or more third parties, our future product revenue will suffer and we would incur significant additional losses.

We enter into various contracts in the normal course of our business that periodically incorporate provisions whereby we indemnify the other party to the contract. In the event we would have to perform under these indemnification provisions, it could have a material adverse effect on our business, financial position and results of operations.

In the normal course of business, we periodically enter into academic, commercial and consulting agreements that contain indemnification provisions. With respect to our academic agreements, we may be required to indemnify the institution and related parties from losses arising from claims relating to the products, processes or services made, used, sold or performed pursuant to the agreements for which we have secured licenses, and from claims arising from our or our sublicensees’ exercise of rights under the agreement. With respect to commercial agreements entered into with our protein production customers, we typically provide indemnification for claims from third parties arising out of any potential intellectual property infringement associated with our Pfēnex Expression Technology® in the course of performing our services. With respect to our commercial agreements, the bulk of which are with contract manufacturers, we indemnify our vendors from third-party product liability claims which result from the production, use or consumption of the product, as well as for certain alleged infringements of any patent or other intellectual property right by a third party. With respect to consultants, we indemnify them from claims arising from the good faith performance of their services. In all of the above cases, we do not indemnify the parties for claims resulting from the negligence or willful misconduct of the indemnified party.

We maintain insurance coverage which we believe will limit our obligations under these indemnification provisions. However, should our obligation under an indemnification provision exceed applicable insurance coverage or if we were denied insurance coverage, our business, financial position and results of operations could be adversely affected and the market value of our common stock could decline.

We may have difficulty managing our growth and expanding our operations successfully.

As we advance our product candidates through the development process, we will need to expand our development, regulatory, manufacturing, quality, sales and marketing capabilities or contract with other organizations to provide these capabilities for us. As our operations expand, we expect that we will need to manage additional relationships with various collaborative partners, suppliers and other organizations.

As of June 30, 2014, we had 26 full-time employees. Our management and personnel, systems and facilities currently in place may not be adequate to support this future growth. Therefore, we will need to continue to expand our managerial, operational, finance and other resources to manage our operations and clinical trials, continue our development activities and commercialize our product candidates, if approved. In order to effectively execute our growth strategy, we will be required to:

•	manage our clinical trials effectively;

•	identify, recruit, retain, incentivize and integrate additional employees;

•	manage our internal development efforts effectively while carrying out our contractual obligations to third parties; and

•	continue to improve our operational, financial and management controls, reporting systems and procedures.

Due to our limited financial resources and our limited experience in managing a company with such anticipated growth, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. In addition, this expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability to manage growth could delay the execution of our development and strategic objectives, or disrupt our operations, which could materially impact our business, revenue, and operating results.

The U.S. government holds certain intellectual property rights related to our Anthrax vaccine, Px563L and Malaria vaccine, Px533.

Although we have intellectual property related to expression of recombinant Protective Antigen in P. fluorescens, the U.S. government holds certain patents related to recombinant Protective Antigen, as well as certain rights to intellectual property related to other Px563L components such as adjuvants used to produce the final vaccine. We have rights to utilize this intellectual property held by the U.S. government by virtue of the fact that the development of our anthrax vaccine, Px563L, is funded by the Biomedical Advanced Research and Development Authority, or BARDA, within the Office of the Assistant Secretary for Preparedness and Response in the U.S. Department of Health and Human Services. In addition, the U.S. government holds certain intellectual property rights related to products developed under contracts (including “march-in” rights) with the U.S. government, which if exercised could materially impact our business, revenue and operating results with respect to Px563L and/or Px533.

Our contracts with the U.S. government, and our subcontracts with U.S. government contractors, require ongoing funding decisions by the U.S. government; reduced or discontinued funding of these contracts could cause our financial condition and operating results to suffer materially. Additionally, the amount we are paid under our government contract is based on negotiated rates for the time, resources and expenses required for us to perform the contract. If our actual costs exceed the negotiated rates, we may not be able to earn an adequate return or may incur a loss under the contract.

Development of our anthrax vaccine, Px563L, is funded by BARDA, and the development of our malaria vaccine, Px533, is funded by NIAID. The funding for government programs is subject to Congressional appropriations, often made on a fiscal year basis, even for programs designed to continue for several years. These appropriations can be subject to political considerations and stringent budgetary constraints. Additionally, our government-funded development contracts give the U.S. government the right, exercisable in its sole discretion, to extend this contract for successive option periods following a base period of performance. The value of the services to be performed during these option periods may constitute the majority of the total value of the underlying contract. If levels of government expenditures and authorizations for biodefense decrease or shift to programs in areas where we do not offer products or are not developing product candidates, or if the U.S. government otherwise declines to exercise its options under its contracts with us, our business, revenue and operating results would suffer.

Our current contracts with BARDA and NIAID are cost plus fixed-fee contracts and potential future contracts with the U.S. government may also be structured this way. Under our cost plus fixed-fee contract, we are allowed to recover our approved costs plus a fixed fee. The total price on a cost plus contract is based primarily on allowable costs incurred, but generally is subject to contract funding limitations. U.S. government regulations require us to notify our customer of any cost overruns or underruns on a cost plus contract. If we incur costs in excess of the funding limitation specified in the contract, we may not be able to recover those cost overruns.

Moreover, changes in U.S. government contracting policies could directly affect our financial performance. Factors that could materially adversely affect our U.S. government contracting business include:

•	budgetary constraints affecting U.S. government spending generally, or specific departments or agencies in particular;

•	changes in U.S. government fiscal policies or available funding;

•	changes in U.S. government defense and homeland security priorities;

•	changes in U.S. government programs or requirements;

•	U.S. government curtailment of its use of technology services firms;

•	adoption of new laws or regulations;

•	technological developments;

•	U.S. government shutdowns, threatened shutdowns or budget delays;

•	competition and consolidation in our industry; and

•	general economic conditions.

These or other factors could cause U.S. government departments or agencies to reduce their development funding or future purchases under contracts, to exercise their right to terminate contracts or fail to exercise their options to extend our contracts, any of which could have a material adverse effect on our business, financial condition, operating results and ability to meet our financial obligations.

Unfavorable provisions in government contracts, some of which are customary, may subject our business to material limitations, restrictions and uncertainties and may have a material adverse impact on our financial condition and operating results.

Government contracts contain provisions that give the U.S. government substantial rights and remedies, many of which are not typically found in commercial contracts, including provisions that allow the U.S. government to:

•	terminate existing contracts, in whole or in part, for any reason or no reason;

•	unilaterally reduce or modify the government’s obligations under such contracts or subcontracts, without the contractor’s consent, including by imposing equitable price adjustments;

•	audit contract-related costs and fees, including allocated indirect costs;

•	claim rights, including intellectual property rights, in products and data developed under such agreements;

•	suspend the contractor from receiving new contracts pending resolution of alleged violations of procurement laws or regulations;

•	impose U.S. manufacturing requirements for products that embody inventions conceived or first reduced to practice under such contracts;

•	suspend or debar the contractor from doing future business with the government;

•	decline to exercise an option to renew a contract;

•	exercise an option to purchase only the minimum amount, if any, specified in a contract;

•	decline to exercise an option to purchase the maximum amount, if any, specified in a contract;

•	claim rights to facilities or to products, including intellectual property, developed under the contract;

•	require repayment of contract funds spent on construction of facilities in the event of contract default;

•	take actions that result in a longer development timeline than expected;

•	change the course of a development program in a manner that differs from the contract’s original terms or from our desired development plan, including decisions regarding our partners in the program;

•	pursue civil or criminal remedies under the False Claims Act, or FCA, and False Statements Act; and

•	control or prohibit the export of products.

We may not have the right to prohibit the U.S. government from using certain technologies developed by us, and we may not be able to prohibit third party companies, including our competitors, from using those technologies in providing products and services to the U.S. government. The U.S. government generally takes the position that it has the right to royalty-free use of technologies that are developed under U.S. government contracts.

Generally, government contracts, including our contracts with BARDA and NIAID for the development of Px563L, contain provisions permitting unilateral termination or modification, in whole or in part, at the U.S. government’s convenience. Under general principles of government contracting law, if the U.S. government terminates a contract for convenience, the government contractor may recover only its incurred or committed costs, settlement expenses and profit on work completed prior to the termination. If the U.S. government terminates a contract for default, the government contractor is entitled to recover costs incurred and associated profits on accepted items only and may be liable for excess costs incurred by the government in procuring undelivered items from another source.

In addition, government contracts normally contain additional requirements that may increase our costs of doing business, reduce our profits, and expose us to liability for failure to comply with these terms and conditions. These requirements include, for example:

•	specialized accounting systems unique to government contracts;

•	mandatory financial audits and potential liability for price adjustments or recoupment of government funds after such funds have been spent;

•	public disclosures of certain contract information, which may enable competitors to gain insights into our research program;

•	mandatory internal control systems and policies; and

•	mandatory socioeconomic compliance requirements, including labor standards, non-discrimination and affirmative action programs and environmental compliance requirements.

If we fail to maintain compliance with these requirements, we may be subject to potential contract or FCA liability and to termination of our contracts.

Our business is subject to audit by the U.S. government and a negative audit could adversely affect our business.

U.S. government agencies such as the Department of Health and Human Services, or HHS, and the Defense Contract Audit Agency, or the DCAA, routinely audit and investigate government contractors and recipients of Federal grants. These agencies review a contractor’s performance under its contracts, cost structure and compliance with applicable laws, regulations and standards.

The HHS and the DCAA also review the adequacy of, and a contractor’s compliance with, its internal control systems and policies, including the contractor’s purchasing, property, estimating, compensation and management information systems. Any costs found to be improperly allocated to a specific contract will not be reimbursed, while such costs already reimbursed must be refunded. If an audit uncovers improper or illegal activities, we may be subject to civil and criminal penalties and administrative sanctions, including:

•	termination of contracts;

•	forfeiture of profits;

•	suspension of payments;

•	fines; and

•	suspension or prohibition from conducting business with the U.S. government.

In addition, we could suffer serious reputational harm if allegations of impropriety were made against us, which could cause our stock price to decrease.

The United States government’s determination to award a future contract or contract option may be challenged by an interested party, such as another bidder, at the United States Government Accountability Office, or the GAO, or in federal court. If such a challenge is successful, our government contracts or any future contract we may be awarded may be terminated.

The laws and regulations governing the procurement of goods and services by the U.S. government provide procedures by which other bidders and interested parties may challenge the award of a government contract. If we are awarded a government contract, such challenges or protests could be filed even if there are not any valid legal grounds on which to base the protest. If any such protests are filed, the government agency may decide to suspend our performance under the contract while such protests are being considered by the GAO or the applicable federal court, thus potentially delaying delivery of payment. In addition, we could be forced to expend considerable funds to defend any potential award. If a protest is successful, the government may be ordered to terminate any one or more of our contracts and reselect bids. The government agencies with which we have contracts could even be directed to award a potential contract to one of the other bidders.

Laws and regulations affecting government contracts make it more costly and difficult for us to successfully conduct our business.

We must comply with numerous laws and regulations relating to the formation, administration and performance of government contracts, which can make it more difficult for us to retain our rights under our government contracts, including our contracts with BARDA and NIAID. These laws and regulations affect how we conduct business with government agencies. Among the most significant government contracting regulations that affect our business are:

•	the Federal Acquisition Regulations, or FAR, and agency-specific regulations supplemental to the FAR, which comprehensively regulate the procurement, formation, administration and performance of government contracts;

•	business ethics and public integrity obligations, which govern conflicts of interest and the hiring of former government employees, restrict the granting of gratuities and funding of lobbying activities and include other requirements such as the Anti-Kickback Statute and Foreign Corrupt Practices Act;

•	export and import control laws and regulations; and

•	laws, regulations and executive orders restricting the use and dissemination of information classified for national security purposes and the exportation of certain products and technical data.

Any changes in applicable laws and regulations could restrict our ability to maintain our existing BARDA and NIAID contracts and obtain new contracts, which could limit our ability to conduct our business and materially adversely affect our results of operations.

Agreements with government agencies may lead to claims against us under the Federal False Claims Act, and these claims could result in substantial fines and other penalties.

The biopharmaceutical industry is, and in recent years has been, under heightened scrutiny as the subject of government investigations and enforcement actions. Our government contracts are subject to substantial financial penalties under the Federal Civil Monetary Penalties Act and the FCA. Under the FCA’s “whistleblower” provisions, private enforcement of fraud claims against businesses on behalf of the U.S. government has increased due in part to amendments to the FCA that encourage private individuals to sue on behalf of the government. These whistleblower suits, known as qui tam actions, may be filed by private individuals, including present and former employees. The FCA statute provides for treble damages and up to $11,000 per false claim. If our operations are found to be in violation of any of these laws, or any other governmental regulations that apply to us, we may be subject to penalties, including civil and criminal penalties, damages, fines, exclusion from the Medicare and Medicaid programs, and the curtailment or restructuring of our operations. Any penalties, damages, fines, exclusions, curtailment, or restructuring of our operations could adversely affect our ability to operate our business and our financial results.

We may need to enter into alliances with other companies that can provide capabilities and funds for the development and commercialization of our product candidates. If we are unsuccessful in forming or maintaining these alliances on favorable terms, our business could be adversely affected.

Because we have limited or no capabilities for late-stage product development, manufacturing, sales, marketing and distribution, we may need to enter into alliances with other companies. For example, we have entered into an agreement with Strides Arcolab, pursuant to which we will transfer the development, manufacture and commercialization of certain of our biosimilar product candidates to a joint venture company jointly owned by us and Strides Arcolab upon completion of Phase 1 trials. In the future, we may also form alliances with major pharmaceutical companies to jointly develop specific product candidates and to jointly commercialize them if they are approved. In such alliances, we would expect our collaboration partners to provide substantial capabilities in clinical development, manufacturing, regulatory affairs, sales and marketing. We may not be successful in entering into any such alliances. Even if we do succeed in securing such alliances, we may not be able to maintain them if, for example, development or approval of a product candidate is delayed or sales of an approved product are disappointing. If we are unable to secure or maintain such alliances we may not have the capabilities necessary to continue or complete development of our product candidates and bring them to market, which may have an adverse effect on our business.

In addition to product development and commercialization capabilities, we may depend on our alliances with other companies to provide substantial additional funding for development and potential commercialization of our product candidates. We may not be able to obtain funding on favorable terms from these alliances, and if we are not successful in doing so, we may not have sufficient funds to develop a particular product candidate internally, or to bring product candidates to market. Failure to bring our product candidates to market will prevent us from generating sales revenue, and this may substantially harm our business. Furthermore, any delay in entering into these alliances could delay the development and commercialization of our product candidates and reduce their competitiveness even if they reach the market. As a result, our business and operating results may be adversely affected.

If product liability lawsuits are brought against us, we may incur substantial liabilities and may be required to limit commercialization of any future products we develop.

We face a risk of product liability as a result of the clinical testing of our product candidates and will face an even greater risk if we commercialize any products. For example, we may incur liability if any product we develop allegedly causes injury or is found to be otherwise unsuitable during product testing, manufacturing, marketing or sale. Any such product liability claims may include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product, negligence, strict liability and a breach of warranties. Claims could also be asserted under state consumer protection acts. If we cannot successfully defend ourselves against product liability claims, we may incur substantial liabilities or be required to limit commercialization of our products. Regardless of the merits or eventual outcome, liability claims may result in:

•	decreased demand for PF582, PF530, or any future product candidates or products we develop;

•	injury to our reputation and significant negative media attention;

•	withdrawal of clinical trial participants or cancellation of clinical trials;

•	costs to defend the related litigation;

•	a diversion of management’s time and our resources;

•	substantial monetary awards to trial participants or patients;

•	regulatory investigations, product recalls, withdrawals or labeling, marketing or promotional restrictions;

•	loss of revenue; and

•	the inability to commercialize any products we develop.

Our inability to obtain and maintain sufficient product liability insurance at an acceptable cost and scope of coverage to protect against potential product liability claims could impact the commercialization of PF582, PF530, and any future products we develop. We currently carry product liability insurance covering our clinical trials in the amount of $5.0 million in the aggregate. Although we maintain such insurance, any claim that may be brought against us could result in a court judgment or settlement that is in excess of the limits of our insurance coverage. Our insurance policies also have various exclusions and deductibles, and we may be subject to a product liability claim for which we have no coverage. We will have to pay any amounts awarded by a court or negotiated in a settlement that exceed our coverage limitations or that are not covered by our insurance, and we may not have, or be able to obtain, sufficient capital to pay such amounts. Moreover, in the future, we may not be able to maintain insurance coverage at a reasonable cost or in sufficient amounts to protect us against losses. If and when we obtain approval for marketing PF582, PF530 or any other product candidates, we intend to expand our insurance coverage to include the sale of such products; however, we may be unable to obtain this liability insurance on commercially reasonable terms.

Our employees, independent contractors, principal investigators, CROs, consultants and collaborators may engage in misconduct or other improper activities, including noncompliance with regulatory standards and requirements and insider trading.

We are exposed to the risk that our employees, independent contractors, principal investigators, third-party clinical research organizations, or CROs, consultants and collaborators may engage in fraudulent conduct or other illegal activity. Misconduct by these parties could include intentional, reckless and/or negligent conduct or unauthorized activities that violate: (1) regulations of the FDA and comparable foreign authorities, including those laws requiring the reporting of true, complete and accurate information to such authorities; (2) manufacturing standards; (3) federal and state healthcare fraud and abuse laws and regulations; or (4) laws that require the reporting of true and accurate financial information and data. In particular, sales, marketing and business arrangements in healthcare industry are subject to extensive laws and regulations intended to prevent fraud, misconduct, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive programs and other business arrangements. These activities also include the improper use of information obtained in the course of clinical trials, which could result in regulatory sanctions and serious harm to our reputation. We have adopted a Code of Ethics and Conduct, but it is not always possible to identify and deter misconduct by employees and other third parties, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws or regulations. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business including the imposition of significant civil, criminal and administrative penalties, damages, monetary fines, possible exclusion from participation in Medicare, Medicaid and other federal healthcare programs, contractual damages, reputational harm, diminished profits and future earnings, and curtailment of our operations, any of which could adversely affect our ability to operate our business and our results of operations.

Our business involves the use of hazardous materials and we and our third party manufacturers and suppliers must comply with environmental laws and regulations, which can be expensive and restrict how we do business.

Our research and development and manufacturing activities and our third party manufacturers’ and suppliers’ activities involve the controlled storage, use and disposal of hazardous materials owned by us, including small quantities of acetonitrile, methanol, ethanol, ethidium bromide and compressed gases, and other hazardous compounds. We and our manufacturers and suppliers are subject to laws and regulations governing the use, manufacture, storage, handling and disposal of these hazardous materials. In some cases, these hazardous materials and various wastes resulting from their use are stored at our and our manufacturers’ facilities pending their use and disposal. We cannot eliminate the risk of contamination, which could cause an interruption of our commercialization efforts, research and development efforts and business operations, environmental damage resulting in costly clean-up and liabilities under applicable laws and regulations governing the use, storage, handling and disposal of these materials and specified waste products. Although we believe that the safety procedures utilized by us and our third party manufacturers for handling and disposing of these materials generally comply with the standards prescribed by these laws and regulations, we cannot guarantee that this is the case or eliminate the risk of accidental contamination or injury from these materials. In such an event, we may be held liable for any resulting damages and such liability could exceed our resources and state or federal or other applicable authorities may curtail our use of certain materials and interrupt our business operations.

We are also subject to numerous environmental, health and workplace safety laws and regulations, including those governing laboratory procedures, and the handling of biohazardous materials. Although we maintain workers’ compensation insurance to cover us for costs and expenses we may incur due to injuries to our employees resulting from the use of these materials, this insurance may not provide adequate coverage against potential liabilities. For claims not covered by workers’ compensation insurance, we also maintain an employer’s liability insurance policy in the amount of $1.0 million per occurrence and in the aggregate. We do not maintain insurance for environmental liability or toxic tort claims that may be asserted against us.

Environmental laws and regulations are complex, change frequently and have tended to become more stringent. We cannot predict the impact of such changes and cannot be certain of our future compliance. Any inability to comply with environmental laws and regulations may adversely affect our business and operating results.

Risks Relating to our Reliance on Third Parties

We rely on CROs to conduct and oversee our planned clinical trials for our two most advanced biosimilar product candidates and other clinical trials for product candidates we are developing or may develop in the future. If our CROs do not successfully carry out their contractual duties, meet expected deadlines, or otherwise conduct the trials as required or comply with regulatory requirements, we may not be able to obtain regulatory approval for or commercialize our product candidates when expected or at all, and our business could be substantially harmed.

We plan to enter into an agreement with a CRO for our planned Phase 3 trial of PF582. We also will continue to rely upon medical institutions, clinical investigators and contract laboratories to conduct our trials in accordance with our clinical protocols and in accordance with applicable legal and regulatory requirements. These third parties play a significant role in the conduct of these trials and the subsequent collection and analysis of data from the clinical trials. These third parties are not our employees, and except for remedies available to us under our agreements with such third parties, there is no guarantee that any such third party will devote adequate time and resources to our clinical trial. If our CRO or any other third parties upon which we rely for administration and conduct of our clinical trials do not successfully carry out their contractual duties or obligations or meet expected deadlines, if they need to be replaced or if the quality or accuracy of the clinical data they obtain is compromised due to the failure to adhere to our clinical protocols, regulatory requirements, or for other reasons, or if they otherwise perform in a substandard manner, our clinical trials may be extended, delayed, suspended or terminated, and we may not be able to complete development of, obtain regulatory approval for, or successfully commercialize our product candidates. We plan to rely heavily on these third parties for the execution of our planned Phase 3 trial for PF582 and other clinical trials for products we are developing or may develop in the future, and will control only certain aspects of their activities. Nevertheless, we are responsible for ensuring that each of our clinical trials is conducted in accordance with the applicable protocol, legal, regulatory and scientific standards, and our reliance on our CRO does not relieve us of our regulatory responsibilities.

We and our CRO are required to comply with Good Clinical Practice, or GCP, which are regulations and guidelines enforced by regulatory authorities around the world for products in clinical development. Regulatory authorities enforce these GCP regulations through periodic inspections of clinical trial sponsors, principal investigators and clinical trial sites. If we or our CRO fail to comply with applicable GCP regulations, the clinical data generated in our clinical trials may be deemed unreliable and our submission of marketing applications may be delayed or the regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. We cannot assure that, upon inspection, a regulatory authority will determine that any of our clinical trials comply or complied with applicable GCP regulations. In addition, our clinical trials must be conducted with product produced under current Good Manufacturing Practices, or cGMP, regulations, which are enforced by regulatory authorities. Our failure to comply with these regulations may require us to repeat clinical trials, which would delay the regulatory approval process. Moreover, our business may be implicated if our CRO violates federal or state fraud and abuse or false claims laws and regulations or healthcare privacy and security laws.

Phase 3 trials, such as the trial planned for PF582, require a substantial number of patients that can allow statistically significant results. Delays in site initiation or unexpectedly low patient enrollment rates may delay the results of the clinical trial. CROs may also generate higher costs than anticipated. As a result, our results of operations and the commercial prospects for our product candidates would be harmed, our costs could increase, and our ability to generate revenue could be delayed. Further, if our relationship with our CRO is terminated, we may be unable to enter into arrangements with an alternative CRO on commercially reasonable terms, or at all. Switching or adding CROs can involve substantial cost and require extensive management time and focus. In addition, there is a natural transition period when a new CRO commences work. As a result, delays may occur, which can materially impact our ability to meet our desired clinical development timelines. Although we carefully manage our relationship with our CROs, there can be no assurance that we will not encounter such challenges or delays in the future or that these delays or challenges will not have a material adverse impact on our business, prospects, financial condition or results of operations.

We rely on third parties, and in some cases a single third-party, to manufacture nonclinical and clinical supplies of our product candidates and to store critical components of our product candidates for us. Our business could be harmed if those third parties fail to provide us with sufficient quantities of product candidates, or fail to do so at acceptable quality levels or prices.

We do not currently have the infrastructure or capability internally to manufacture supplies of our product candidates for use in our nonclinical and clinical studies, and we lack the resources and the capability to manufacture any of our product candidates on a clinical or commercial scale. We rely on third party manufacturers, including our collaboration partner, Strides Arcolab, to manufacture and supply us with our product candidates for our preclinical and clinical studies. Successfully transferring complicated manufacturing techniques to contract manufacturing organizations and scaling up these techniques for commercial quantities will be time consuming and we may not be able to achieve such transfer. Moreover, the market for contract manufacturing services for protein therapeutics is highly cyclical, with periods of relatively abundant capacity alternating with periods in which there is little available capacity. If our need for contract manufacturing services increases during a period of industry-wide production capacity shortage, we may not be able to produce our product candidates on a timely basis or on commercially viable terms. Although we generally do not begin a clinical study unless we believe we have a sufficient supply of a product candidate to complete such study, any significant delay or discontinuation in the supply of a product candidate for an ongoing clinical study due to the need to replace a third-party manufacturer could considerably delay completion of our clinical studies, product testing, and potential regulatory approval of our product candidates, which could harm our business and results of operations.

Reliance on third party manufacturers entails additional risks, including reliance on the third party for regulatory compliance and quality assurance, the possible breach of the manufacturing agreement by the third party, and the possible termination or nonrenewal of the agreement by the third party at a time that is costly or inconvenient for us. In addition, third party manufacturers may not be able to comply with cGMP, or similar regulatory requirements outside the United States. Our failure, or the failure of our third party manufacturers, to comply with applicable regulations could result in sanctions being imposed on us, including fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of products, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect supplies of our product candidates or any other product candidates or products that we may develop. Any failure or refusal to supply the components for our product candidates that we may develop could delay, prevent or impair our clinical development or commercialization efforts. If our contract manufacturers were to breach or terminate their manufacturing arrangements with us, the development or commercialization of the affected products or product candidates could be delayed, which could have an adverse effect on our business. Any change in our manufacturers could be costly because the commercial terms of any new arrangement could be less favorable and because the expenses relating to the transfer of necessary technology and processes could be significant.

If any of our product candidates are approved, in order to produce the quantities necessary to meet anticipated market demand, any contract manufacturer that we engage may need to increase manufacturing capacity. If we are unable to produce our product candidates in sufficient quantities to meet the requirements for the launch of these products or to meet future demand, our revenue and gross margins could be adversely affected. Although we believe that we will not have any material supply issues, we cannot be certain that we will be able to obtain long-term supply arrangements for our product candidates or materials used to produce them on acceptable terms, if at all. If we are unable to arrange for third-party manufacturing, or to do so on commercially reasonable terms, we may not be able to complete development of our products or market them.

We also rely on third parties to store the PF582 master and working cell bank. We have one master cell bank and one working cell bank and believe we would have adequate backup should any cell bank be lost in a catastrophic event. However, it is possible that we could lose multiple cell banks and have our manufacturing severely impacted by the need to replace the cell banks, which could materially and adversely affect our business, financial condition and results of operations.

We rely on third party suppliers, and in some instances a single third-party supplier, for the manufacture and supply of certain materials in our protein production services, and these suppliers could cease to manufacture the materials, go out of business or otherwise not perform as anticipated.

We rely on third party suppliers for our protein production services, and in some instances a single third-party supplier, for the manufacture and supply of certain materials. We currently rely, and expect to continue to rely, on a single-source supplier for the manufacture and supply of CRM197. To meet these demands, our supplier is in the process of increasing production capacity, and we also have established a repository in the United States that is capable of storing a safety supply of CRM197 and the CRM197 cell bank. Furthermore, we have taken steps to identify alternate sources of supply sufficient to support future needs; however, there may be delays in switching to these alternative suppliers if our contract with primary sources are terminated without notice. Regardless of the foregoing alternative measures, we cannot guarantee that we will have an adequate supply of CRM197. If we are unable to secure adequate quantities of CRM197 from our primary supplier, from potential secondary suppliers or from our safety supply, we may be required to identify additional suppliers. If we are required to engage additional suppliers, we may not be able to enter into an alternative supply arrangement on commercially reasonable terms, or at all. Even if we are able to identify additional suppliers and enter into agreements on commercially reasonable terms, we may incur delays associated with identifying and qualifying additional suppliers and negotiating the terms of any supply contracts. These delays could adversely impact our business and negatively affect profitability of our protein production services.

We have entered into collaborations with third parties in connection with the development of certain of our product candidates. Even if we believe that the development of our technology and product candidates is promising, our partners may choose not to proceed with such development.

Our existing agreements with our collaboration partners are generally subject to termination by the counterparty on short notice upon the occurrence of certain circumstances. Accordingly, even if we believe that the development of product candidates are worth pursuing, our partners may choose not to continue with such development. If any of our collaborations are terminated, we may be required to devote additional resources to the development of our product candidates or seek a new collaboration partner on short notice, and the terms of any additional collaborations or other arrangements that we establish may not be favorable to us.

We are also at risk that our collaborations or other arrangements may not be successful. Factors that may affect the success of our collaborations include the following:

•	our collaboration partners may incur financial and cash-flow difficulties that force them to limit or reduce their participation in our joint projects;

•	our collaboration partners may be pursuing alternative technologies or developing alternative products that are competitive to our technology and products, either on their own or in partnership with others;

•	our collaboration partners may terminate their collaboration with us, which could make it difficult for us to attract new partners or adversely affect perception of us in the business and financial communities; and

•	our collaboration partners may pursue higher priority programs or change the focus of their development programs, which could affect their commitment to us.

If we cannot maintain successful collaborations, our business, financial condition and operating results may be adversely affected.

If we are unable to maintain our commercial supply agreements with key customers purchasing CRM197 or if third party distributors of our reagent proteins fail to perform as expected, sales revenue could decline.

We primarily sell CRM197 directly to biopharmaceutical companies and currently have several commercial supply agreements in place for long-term supply of CRM197. To establish and maintain relationships with customers, we believe we need to maintain adequate supplies of CRM197, remain price competitive, comply with regulatory regulations and provide high-quality products. If we are unable to establish and maintain arrangements for the sale of CRM197, our revenue and profits would decline.

Although we sell our protein reagents through multiple sales channels, including our ecommerce website, we also sell our protein reagents to some of our customers through third-party distributors. Many of such third parties also market and sell products from our competitors. Our third-party distributors may terminate their relationships with us at any time, or with short notice. Our future performance will also depend, in part, on our ability to attract additional third-party distributors that will be able to market protein reagents effectively, especially in markets in which we have not previously distributed our protein reagents. If our current third-party distributors fail to perform as expected, our revenue and results of operations could be harmed.

Risks Relating to Our Intellectual Property

Our collaboration partners may assert ownership or commercial rights to inventions we develop from our use of the materials which they provide to us, or otherwise arising from our collaboration.

We collaborate with several institutions with respect to research and development matters. Also, we rely on numerous third parties to provide us with materials that we use to develop our technology. If we cannot successfully negotiate sufficient ownership, licensing and/or commercial rights to any inventions that result from our use of any third party collaborator’s materials, or if disputes arise with respect to the intellectual property developed with the use of a collaborator’s materials, or data developed in a collaborator’s study, our ability to capitalize on the market potential of these inventions or developments may be limited or precluded altogether.

If our efforts to protect our intellectual property related to our platform technology and our current or future product candidates are not adequate, we may not be able to compete effectively in our market.

We rely upon a combination of patents, trade secret protection and confidentiality agreements to protect the intellectual property related to our current product candidates and our development programs. If we do not adequately protect our intellectual property, competitors may be able to use our technologies and erode or negate any competitive advantage we may have, which could harm our business and ability to achieve profitability. In particular, our success depends in large part on our ability to obtain and maintain patent protection in the United States and other countries with respect to our platform and product candidates. However, we may not be able to file and prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. We may also fail to identify patentable aspects of our research and development before it is too late to obtain patent protection. Any disclosure to or misappropriation by third parties of our confidential proprietary information could enable competitors to quickly duplicate or surpass our technological achievements, eroding our competitive position in our market.

The patentability of inventions, and the validity, enforceability and scope of patents in the biotechnology and pharmaceutical industry involve complex legal and scientific questions and can be uncertain. This uncertainty includes changes to the patent laws through either legislative action to change statutory patent law or court action that may reinterpret existing law in ways affecting the scope or validity of issued patents. The patent applications that we own or license may fail to result in issued patents in the United States or foreign countries. There is a substantial amount of prior art in the biotechnology and pharmaceutical fields, including scientific publications, patents and patent applications. Our ability to obtain and maintain valid and enforceable patents depends on whether the differences between our technology and the prior art allow our technology to be patentable over the prior art. We may be unaware of certain prior art relating to our patent applications and patents, which could prevent a patent from issuing from a pending patent application, or result in an issued patent being invalidated. Even if the patents do successfully issue, third parties may challenge the validity, enforceability or scope of such issued patents or any other issued patents we own or license, which may result in such patents being narrowed, invalidated or held unenforceable.

Patents granted by the European Patent Office may be opposed by any person within nine months from the publication of their grant and, in addition, may be challenged before national courts at any time. Furthermore, even if they are unchallenged, our patents and patent applications may not adequately protect our intellectual property or prevent others from designing around our claims. If the breadth or strength of protection provided by the patents and patent applications we hold, license or pursue with respect to our product candidates is threatened, it could threaten our ability to commercialize our product candidates. In addition, recent changes to the patent laws of the United States provide additional procedures for third parties to challenge the validity of issued patents based on patent applications filed after March 15, 2013. If the breadth or strength of protection provided by the patents and patent applications we hold or pursue with respect to our current or future product candidates is challenged, then it could threaten our ability to commercialize our current or future product candidates, and could threaten our ability to prevent competitive products from being marketed. Further, if we encounter delays in our clinical trials, the period of time during which we could market our current or future product candidates under patent protection would be reduced. Since patent applications in the United States and most other countries are confidential for a period of time after filing, we cannot be certain that we were the first to either (i) file any patent application related to our product candidates or (ii) invent any of the inventions claimed in our patents or patent applications. Furthermore, for applications filed before March 16, 2013, or patents issuing from such applications, an interference proceeding can be provoked by a third party, or instituted by the United States Patent and Trademark Office, or USPTO, to determine who was the first to invent any of the subject matter covered by the patent claims of our applications and patents. As of March 16, 2013, the United States transitioned to a “first-to-file” system for deciding which party should be granted a patent when two or more patent applications are filed by different parties claiming the same invention. A third party that files a patent application in the USPTO before us could therefore be awarded a patent covering an invention of ours even if we had made the invention before it was made by the third party.

The change to “first-to-file” from “first-to-invent” is one of the changes to the patent laws of the United States resulting from the Leahy-Smith America Invents Act, or the Leahy-Smith Act, signed into law on September 16, 2011. Among some of the other significant changes to the patent laws are changes that limit where a patentee may file a patent infringement suit and provide opportunities for third parties to challenge any issued patent in the USPTO. It is not yet clear what, if any, impact the Leahy-Smith Act will have on the operation of our business. However, the Leahy-Smith Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents, all of which could have a material adverse effect on our business and financial condition.

Even where laws provide protection, costly and time-consuming litigation could be necessary to enforce and determine the scope of our proprietary rights, and the outcome of such litigation would be uncertain. Moreover, any actions we may bring to enforce our intellectual property against our competitors could provoke them to bring counterclaims against us, and some of our competitors have substantially greater intellectual property portfolios than we have.

If we are unable to protect the confidentiality of our trade secrets, the value of our technology could be materially adversely affected and our business would be harmed.

In addition to the protection afforded by patents, we also rely on trade secret protection and confidentiality agreements to protect proprietary know-how that may not be patentable, processes for which patents may be difficult to obtain or enforce and any other elements of our product development processes that involve proprietary know-how, information or technology that is not covered by patents.

As part of our efforts to protect our trade secrets and other confidential information, we require our employees, consultants, collaborators and advisors to execute confidentiality agreements upon the commencement of their relationships with us. These agreements require that all confidential information developed by the individual or made known to the individual by us during the course of the individual’s relationship with us be kept confidential and not disclosed to third parties. These agreements, however, may not provide us with adequate protection against improper use or disclosure of confidential information, and these agreements may be breached. Adequate remedies may not exist in the event of unauthorized use or disclosure of our confidential information. We also note in this respect that trade secret protection in foreign countries may not provide protection to the same extent as federal and state laws in the United States. A breach of confidentiality could significantly affect our competitive position. In addition, in some situations, these agreements may conflict with, or be subject to, the rights of third parties with whom our employees, consultants, collaborators or advisors have previous employment or consulting relationships. To the extent that our employees, consultants or contractors use any intellectual property owned by others in their work for us, disputes may arise as to the rights in any related or resulting know-how and inventions. Also, third parties, including our competitors, may independently develop substantially equivalent proprietary information and technologies or otherwise lawfully gain access to our trade secrets and other confidential information. In such a case, we would have no right to prevent such third parties from using such proprietary information or technologies to compete with us, which could harm our competitive position.

If we infringe or are alleged to infringe intellectual property rights of third parties, our business could be harmed.

Our research, development and commercialization activities may infringe or otherwise violate or be claimed to infringe or otherwise violate patents owned or controlled by other parties. Our competitors have developed large portfolios of patents and patent applications in fields relating to our business and it may not always be clear to industry participants, including us, which patents cover various types of products or methods of use. There may also be patent applications that have been filed but not published that, when issued as patents, could be asserted against us. The coverage of patents is subject to interpretation by the courts, and the interpretation is not always uniform. If we are sued for patent infringement, we would need to demonstrate that our product candidates, products or methods either do not infringe the patent claims of the relevant patent or that the patent claims are invalid, and we may not be able to do this. Proving that a patent is invalid is difficult. For example, in the United States, proving invalidity requires a showing of clear and convincing evidence to overcome the presumption of validity enjoyed by issued patents. Also in proceedings before courts in Europe, the burden of proving invalidity of the patent usually rests on the party alleging invalidity. Third parties could bring claims against us that would cause us to incur substantial expenses and, if successful against us, could cause us to pay substantial damages. Further, if a patent infringement suit were brought against us, we could be forced to stop or delay research, development, manufacturing or sales of the product or product candidate that is the subject of the suit.

As a result of patent infringement claims, or to avoid potential claims, we may choose or be required to seek licenses from third parties. These licenses may not be available on acceptable terms, or at all. Even if we are able to obtain a license, the license would likely obligate us to pay license fees or royalties or both, and the rights granted to us might be nonexclusive, which could result in our competitors gaining access to the same intellectual property. Ultimately, we could be prevented from commercializing a product, or be forced to cease some aspect of our business operations, if, as a result of actual or threatened patent infringement claims, we are unable to enter into licenses on acceptable terms.

There has been substantial litigation and other proceedings regarding patent and other intellectual property rights in the pharmaceutical industry. In addition to infringement claims against us, we may become a party to other patent litigation and other proceedings, including interference, derivation or post-grant proceedings declared or granted by the USPTO and similar proceedings in foreign countries, regarding intellectual property rights with respect to our current or future products. Third parties may submit applications for patent term extensions in the United States and/or supplementary protection certificates in the European Union member States seeking to extend certain patent protection which, if approved, may interfere with or delay the launch of one or more of our biosimilar or vaccine products. The cost to us of any patent litigation or other proceeding, even if resolved in our favor, could be substantial. Some of our competitors may be able to sustain the costs of such litigation or proceedings more effectively than we can because of their substantially greater financial resources. Patent litigation and other proceedings may also absorb significant management time. Uncertainties resulting from the initiation and continuation of patent litigation or other proceedings could impair our ability to compete in the marketplace. The occurrence of any of the foregoing could have a material adverse effect on our business, financial condition or results of operations.

We may become involved in lawsuits to protect or enforce our inventions, patents or other intellectual property or the patents of our licensors, which could be expensive and time consuming.

Competitors may infringe our intellectual property, including our patents or the patents of our licensors. In addition, one or more of our third party collaborators may have submitted, or may in the future submit, a patent application to the USPTO without naming a lawful inventor that developed the subject matter in whole or in part while under an obligation to execute an assignment of rights to us. As a result, we may be required to file infringement or inventorship claims to stop third party infringement, unauthorized use, or to correct inventorship. This can be expensive, particularly for a company of our size, and time-consuming. Any claims that we assert against perceived infringers could also provoke these parties to assert counterclaims against us alleging that we infringe their intellectual property rights. In addition, in an infringement proceeding, a court may decide that a patent of ours is not valid or is unenforceable, or may refuse to stop the other party from using the technology at issue on the grounds that our patent claims do not cover its technology or that the factors necessary to grant an injunction against an infringer are not satisfied.

An adverse determination of any litigation or other proceedings could put one or more of our patents at risk of being invalidated, held unenforceable or interpreted narrowly and could put our patent applications at risk of not issuing.

Interference, derivation or other proceedings brought at the USPTO or any foreign patent authority may be necessary to determine the priority or patentability of inventions with respect to our patent applications or those of our licensors or collaborators. Litigation or USPTO proceedings brought by us may fail. An unfavorable outcome in any such proceedings could require us to cease using the related technology or to attempt to license rights to it from the prevailing party, or could cause us to lose valuable intellectual property rights. Our business could be harmed if the prevailing party does not offer us a license on commercially reasonable terms, if any license is offered at all. Even if we are successful, domestic or foreign litigation or USPTO or foreign patent office proceedings may result in substantial costs and distraction to our management. We may not be able, alone or with our licensors or collaborators, to prevent misappropriation of our trade secrets, confidential information or proprietary rights, particularly in countries where the laws may not protect such rights as fully as in the United States.

Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation or other proceedings, there is a risk that some of our confidential information could be compromised by disclosure during this type of litigation or proceedings. In addition, during the course of this kind of litigation or proceedings, there could be public announcements of the results of hearings, motions or other interim proceedings or developments or public access to related documents. If investors perceive these results to be negative, the market price for our common stock could be significantly harmed.

We may not be able to globally protect our intellectual property rights.

Filing, prosecuting and defending patents on product candidates in all countries throughout the world would be prohibitively expensive, and our intellectual property rights in some countries outside the United States can be less extensive than those in the United States. In addition, the laws of some foreign countries do not protect intellectual property rights to the same extent as federal and state laws in the United States and in some cases may even force us to grant a compulsory license to competitors or other third parties. Consequently, we may not be able to prevent third parties from practicing our inventions in all countries outside the United States, or from selling or importing products made using our inventions in and into the United States or other jurisdictions. Competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop their own products and further, may export otherwise infringing products to territories where we have patent protection, but enforcement is not as strong as that in the United States. These products may compete with our products and our patents or other intellectual property rights may not be effective or sufficient to prevent them from competing.

Many companies have encountered significant problems in protecting and defending intellectual property rights in foreign jurisdictions. The legal systems of certain countries, particularly certain developing countries, do not favor the enforcement of patents and other intellectual property protection, particularly those relating to biopharmaceuticals, which could make it difficult for us to stop the infringement of our patents or marketing of competing products in violation of our proprietary rights generally. Proceedings to enforce our patent rights in foreign jurisdictions could result in substantial costs and divert our efforts and attention from other aspects of our business, could put our patents at risk of being invalidated or interpreted narrowly and our patent applications at risk of not issuing and could provoke third parties to assert claims against us. We may not prevail in any lawsuits that we initiate and the damages or other remedies awarded, if any, may not be commercially meaningful. Accordingly, our efforts to enforce our intellectual property rights around the world may be inadequate to obtain a significant commercial advantage from the intellectual property that we develop or license.

In addition, our ability to protect and enforce our intellectual property rights may be adversely affected by unforeseen changes in domestic and foreign intellectual property laws.

Obtaining and maintaining patent protection depends on compliance with various procedural, document submission, fee payment and other requirements imposed by governmental patent agencies, and our patent protection could be reduced or eliminated for non-compliance with these requirements.

Periodic maintenance fees, renewal fees, annuity fees and various other governmental fees on patents and/or applications will be due to be paid to the USPTO and various governmental patent agencies outside of the United States in several stages over the lifetime of the patents and/or applications. The USPTO and various non-U.S. governmental patent agencies require compliance with a number of procedural, documentary, fee payment and other similar provisions during the patent application process. In many cases, an inadvertent lapse can be cured by payment of a late fee or by other means in accordance with the applicable rules. However, there are situations in which noncompliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. In such an event, our competitors might be able to use our technologies and this circumstance would have a material adverse effect on our business.

We may be subject to claims that our employees or consultants have wrongfully used or disclosed alleged trade secrets of former or other employers.

Many of our employees and consultants, including our senior management, have been employed or retained by other biotechnology or pharmaceutical companies, including our competitors or potential competitors. Although we try to ensure that our employees and consultants do not use the proprietary information or know-how of others in their work for us, we may be subject to claims that we or these employees or consultants have used or disclosed intellectual property, including trade secrets or other proprietary information, of any such employee’s or consultant’s former or other employer. We are not aware of any material threatened or pending claims related to these matters, but in the future litigation may be necessary to defend against such claims. If we fail in defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights or personnel. Even if we are successful in defending against such claims, litigation could result in substantial costs and be a distraction to management.

Risks Related to Government Regulation

The approval processes of the FDA, EMA, and comparable foreign authorities are lengthy, time consuming and inherently unpredictable, and if we are ultimately unable to obtain regulatory approval for our product candidates, our business will be substantially harmed.

The research, development, testing, manufacturing, labeling, packaging, approval, promotion, advertising, storage, marketing, distribution, post-approval monitoring and reporting, and export and import of drug and biologic products are subject to extensive regulation by the FDA and other regulatory authorities in the United States, by the EMA and EEA Competent Authorities in the EEA, and by other regulatory authorities in other countries, which regulations differ from country to country. Neither we nor any collaboration partner is permitted to market PF582, PF530, or any future product candidates in the United States until we receive approval from the FDA, or in the EEA until we receive EU Commission or EEA Competent Authority approvals. The time required to obtain approval from regulatory authorities is unpredictable, typically takes many years following the commencement of clinical trials, and depends upon numerous factors, including the substantial discretion of such regulatory authorities. In addition, approval policies, regulations, or the type and amount of clinical data necessary to gain approval may change during the course of a product candidate’s clinical development and may vary among jurisdictions, which may cause delays in the approval or the decision not to approve an application. We have not obtained regulatory approval for any product candidate and it is possible that none of our existing product candidates or any product candidates we may seek to develop in the future will ever obtain regulatory approval.

Applications for our product candidates could fail to receive regulatory approval for many reasons, including but not limited to the following:

•	the data collected from clinical studies of our product candidates may not be sufficient to support the submission of an abbreviated new drug application, or ANDA, a biologics license application, or BLA, a biosimilar product application under the 351(k) pathway of the PHSA, a biosimilar marketing authorization under Article 6 of Regulation (EC) No. 726/2004 and/or Article 10(4) of Directive 2001/83/EC in the EEA, or other submission or to obtain regulatory approval in the United States, the EEA, or elsewhere;

•	regulatory authorities may disagree with the design or implementation of our clinical trials;

•	the population studied in the clinical program may not be sufficiently broad or representative to assure safety in the full population for which we seek approval;

•	regulatory authorities may disagree with our interpretation of data from preclinical studies or clinical trials;

•	we may be unable to demonstrate to the satisfaction of regulatory authorities that a product candidate’s risk-benefit ratio for its proposed indication is acceptable;

•	regulatory authorities may fail to approve the manufacturing processes, test procedures and specifications, or facilities of third-party manufacturers with whom we contract for clinical and commercial supplies; and

•	the approval policies or regulations of regulatory authorities may significantly change in a manner that renders our clinical data insufficient for approval.

This lengthy approval process as well as the unpredictability of future clinical trial results may result in our failing to obtain regulatory approval to market PF582, PF530, or any other product candidates, which would significantly harm our business, results of operations and prospects. Moreover, any delays in the commencement or completion of clinical testing could significantly impact our product development costs and could result in the need for additional financing.

In addition, even if we were to obtain approval, regulatory authorities may approve any of our product candidates for fewer or more limited indications than we request, may grant approval contingent on the performance of costly post-marketing clinical trials, or may approve a product candidate with a label that does not include the labeling claims necessary or desirable for the successful commercialization of that product candidate. Any of the foregoing scenarios could materially harm the commercial prospects for our product candidates.

If we fail to obtain approval for our two most advanced biosimilar product candidates or if our two most advanced biosimilar product candidates are not commercially successful, we may have to curtail our product development programs and our business would be materially harmed.

We have invested a significant portion of our time, financial resources and efforts in the development of our two most advanced biosimilar product candidates, PF582 and PF530. As of June 30, 2014, we have invested approximately $6 million in the development of these product candidates. The clinical and commercial success of our product candidates will depend on a number of factors, including the following:

•	timely completion of preclinical studies and all necessary clinical trials, including our Phase 3 trial for PF582 and our Phase 1 trial for PF530, which may be significantly slower or cost more than we currently anticipate and will depend substantially upon the accurate and satisfactory performance of third party contractors;

•	timely receipt of necessary marketing approvals from the FDA, the EU Commission, and similar foreign regulatory authorities;

•	maintaining an acceptable safety and adverse event profile of our products following approval;

•	achieving and maintaining compliance with all regulatory requirements applicable to our product candidates or any approved products;

•	making arrangements with third party manufacturers for, or establishing, commercial manufacturing capabilities;

•	launching commercial sales of our products, if and when approved, whether alone or in collaboration with others;

•	obtaining and maintaining patent and trade secret protection and regulatory exclusivity, where available, for our product candidates;

•	the availability, perceived advantages, relative cost, relative safety and relative efficacy of alternative and competing treatments;

•	acceptance of our products, if and when approved, by patients, the medical community and third party payors; and

•	the ability to raise additional capital on acceptable terms to achieve our goals.

If we are unable to obtain regulatory approval for one or both of these product candidates in a timely manner or at all, we may never realize revenue from these products and we may have to curtail our other product development programs. As a result, our business, financial condition and results of operations would be materially harmed.

Clinical drug development involves a lengthy and expensive process with an uncertain outcome, and results of earlier studies and trials may not be predictive of future trial results.

Clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain. Furthermore, we rely on CROs, and clinical trial sites to ensure the proper and timely conduct of our clinical trials. While we have agreements governing the committed activities of our CROs, we have limited influence over their actual performance. A failure of one or more of our clinical trials can occur at any time during the trial process. The results of preclinical studies and early clinical trials of our product candidates may not be predictive of the results of later-stage clinical trials. Product candidates that have shown promising results in early studies may still suffer significant setbacks in subsequent clinical studies. For example, the positive results generated to date in clinical trials for PF582 do not ensure that later clinical trials, including our planned Phase 3 clinical trial for PF582, will demonstrate similar results. There is a high failure rate for drugs and biologics proceeding through clinical studies, and product candidates in later stages of clinical trials may fail to show the desired safety and efficacy despite having progressed through preclinical studies and initial clinical trials. A number of companies in the biopharmaceutical industry have suffered significant setbacks in advanced clinical trials due to lack of efficacy or adverse safety profiles, notwithstanding promising results in earlier clinical trials, and we cannot be certain that we will not face similar setbacks. Even if our clinical trials are completed, nonclinical and clinical data are often susceptible to varying interpretations and analyses, and the results may not be sufficient to obtain regulatory approval for our product candidates.

We have in the past and may in the future experience delays in our ongoing clinical trials, and we do not know whether future clinical trials, if any, will begin on time, need to be redesigned, enroll an adequate number of patients on time or be completed on schedule, if at all. The commencement or completion of clinical trials can be delayed or aborted for a variety of reasons, including delay or failure to:

•	generate sufficient preclinical, toxicology, or other in vivo or in vitro data to support the initiation of human clinical studies;

•	raise sufficient capital to fund a trial;

•	obtain regulatory approval, or feedback on trial design, necessary to commence a trial;

•	identify, recruit and train suitable clinical investigators;

•	reach agreement on acceptable terms with prospective CROs and clinical trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites;

•	obtain institutional review board, or IRB, approval at each site;

•	identify, recruit, and enroll suitable patients to participate in a trial;

•	have patients complete a trial or return for post-treatment follow-up;

•	ensure clinical sites observe trial protocol or continue to participate in a trial;

•	address any patient safety concerns that arise during the course of a trial;

•	address any conflicts with new or existing laws or regulations;

•	add a sufficient number of clinical trial sites;

•	manufacture sufficient quantities of product candidate for use in clinical trials; and

•	avoid delays in manufacturing, testing, releasing, validating, or importing/exporting sufficient stable quantities of our product candidates for use in clinical studies, or the inability to do any of the foregoing.

Patient enrollment is a significant factor in the timing of clinical trials and is affected by many factors, including the size and nature of the patient population, the proximity of patients to clinical sites, the eligibility criteria for the trial, the design of the clinical trial, competing clinical trials and clinicians’ and patients’ perceptions as to the potential advantages of the drug being studied in relation to other available therapies, including any new drugs or treatments that may be approved for the indications we are investigating.

We could also encounter delays if a clinical trial is suspended or terminated by us, by the IRBs of the institutions in which such trials are being conducted, by the data safety monitoring board, for such trial or by the FDA or other regulatory authorities. Such authorities may suspend or terminate a clinical trial due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, inspection of the clinical trial operations or trial site by the FDA or other regulatory authorities resulting in the imposition of a clinical hold, unforeseen safety issues or adverse side effects, failure to demonstrate a benefit from using a drug, changes in governmental regulations or administrative actions or lack of adequate funding to continue the clinical trial.

If we experience delays in the completion of, or termination of, any clinical trial of our product candidates, the commercial prospects of our product candidates may be harmed, and our ability to generate product revenue from any of these product candidates will be delayed. In addition, any delays in completing our clinical trials will increase our costs, slow down our product candidate development and approval process and jeopardize our ability to commence product sales and generate revenue. Any of these occurrences may significantly harm our business, financial condition and prospects. In addition, many of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials may also ultimately lead to the denial of regulatory approval of our product candidates.

Even if PF582, PF530, or any future product candidates obtain regulatory approval, they may never achieve market acceptance or commercial success.

Even if we obtain FDA or other regulatory approvals, PF582, PF530, or any future product candidates may not achieve market acceptance among physicians and patients, and may not be commercially successful.

The degree and rate of market acceptance of PF582, PF530, or any future product candidates for which we receive approval depends on a number of factors, including:

•	the safety and efficacy of the product as demonstrated in clinical trials;

•	the clinical indications for which the product is approved;

•	acceptance by physicians, major operators of clinics and patients of the product as a safe and effective treatment;

•	proper training and administration of our products by physicians and medical staff;

•	the potential and perceived advantages of our products over alternative treatments;

•	the cost of treatment in relation to alternative treatments and willingness to pay for our products, if approved, on the part of physicians and patients;

•	relative convenience and ease of administration;

•	the prevalence and severity of adverse events; and

•	the effectiveness of our sales and marketing efforts.

Any failure by our product candidates that obtain regulatory approval to achieve market acceptance or commercial success would materially adversely affect our results of operations and delay, prevent or limit our ability to generate revenue and continue our business.

The development, manufacture and commercialization of biosimilar products poses unique risks, and our failure to successfully introduce biosimilar products could have a negative impact on our business and future operating results.

We are actively working to develop multiple biosimilar products, including our two most advanced biosimilar product candidates, PF582 and PF530. We estimate that PF582 and PF530 will require development costs of between $40 million and $45 million over the next three years. However, the cost to develop each biosimilar product candidate could vary significantly and is highly dependent on the specific compound and the amount and type of clinical work that will be necessary for regulatory approval. There can be no assurance that our clinical work will be successful, or that regulatory authorities will not require additional clinical development beyond that which we have planned. Additionally, we may enter into alliances and collaborations to fund biosimilar research and development activities, and the success of any such biosimilar program may depend on our ability to realize the benefits under such arrangements. Due to events beyond our control or the risks identified herein, we may be unable to fund all or some of our internal biosimilar research and development initiatives, which would have an adverse impact on our strategy and growth initiatives.

We intend to pursue market authorization globally, beginning in territories within the EEA. The European Union has, since October 2005, had a regulatory framework for the approval of biosimilar products and, as of June 30, 2014, has approved more than 20 biosimilar products. In the United States an abbreviated pathway for approval of biosimilar products was established by the Biologics Price Competition and Innovation Act of 2009, or BPCIA, enacted on March 23, 2010, as part of the Patient Protection and Affordable Care Act. The BPCIA established this abbreviated pathway under section 351(k) of the Public Health Service Act, or PHSA. Subsequent to the enactment of the BPCIA the FDA issued draft guidance regarding the demonstration of biosimilarity as well as the submission and review of biosimilar applications. However, there have been no biosimilar products approved under the 351(k) pathway as of June 30, 2014. Moreover, market acceptance of biosimilar products in the U.S is unclear. Numerous states are considering or have already enacted laws that regulate or restrict the substitution by state pharmacies of biosimilars for biological products already licensed by the FDA pursuant to BLAs, or “reference products”. Market success of biosimilar products will depend on demonstrating to patients, physicians, payors, and relevant authorities that such products are safe and efficacious compared to other existing products.

We will continue to analyze and incorporate into our biosimilar development plans any final regulations issued by the FDA, pharmacy substitution policies enacted by state governments, and other applicable requirements established by relevant authorities. The costs of development and approval, along with the probability of success for our biosimilar product candidates, will be dependent upon application of any laws and regulations issued by the relevant regulatory authorities.

Biosimilar products may also be subject to extensive patent clearances and patent infringement litigation, which will likely delay and could prevent the commercial launch of a product. Moreover, the BPCIA prohibits the FDA from accepting an application for a biosimilar candidate to a reference product within four years of the reference product’s licensure by the FDA. In addition, the BPCIA provides innovative biologics with twelve years of exclusivity from the date of their licensure, during which time the FDA cannot approve any application for a biosimilar candidate to the reference product. For example, the FDA will not be able to approve any application that we submit for PF582 until twelve years after the original BLA for Lucentis was approved. However, in his proposed budget for fiscal year 2014, President Obama proposed to cut this twelve-year period of exclusivity down to seven years. He also proposed to prohibit additional periods of exclusivity due to minor changes in product formulations, a practice often referred to as “evergreening.” It is possible that Congress may take these or other measures to reduce or eliminate periods of exclusivity.

The BPCIA is complex and only beginning to be interpreted and implemented by the FDA. As a result, its ultimate impact, implementation, and meaning is subject to significant uncertainty. Future implementation decisions by the FDA could result in delays in the development or commercialization of our product candidates or increased costs to assure regulatory compliance, and could adversely affect our operating results by restricting or significantly delaying our ability to market new biosimilar products.

In the EEA, holders of marketing authorizations of reference products (authorized under the centralized procedure after November 20, 2005, or under the Decentralized, Mutual Recognition and national procedures, after October 30, 2005) enjoy eight years of data exclusivity during which a generic or biosimilar marketing authorization applicant cannot rely on the preclinical and clinical data included in the reference product’s dossier, and ten years of marketing exclusivity during which a generic or biosimilar of the reference product cannot be placed in the EEA market. The marketing exclusivity period can be extended one additional year (to eleven years) if a second indication of the reference product with significant clinical benefit is approved during the eight year data exclusivity period. The data and marketing exclusivity periods start from the date of the initial authorization, which for reference medicinal products authorized through the Centralized Procedure is the date of notification of the marketing authorization decision to the marketing authorization holder of the reference product notification of the marketing authorization decision to the marketing authorization holder of the reference product. Lucentis was granted a marketing authorization by the EU Commission through the EU centralized procedure on January 22, 2007.

We may rely on the Animal Rule in conducting trials, which could be time consuming and expensive.

To obtain FDA approval for our vaccine candidate Px563L, we may obtain clinical data from trials in healthy human subjects that demonstrate adequate safety, and efficacy data from adequate and well-controlled animal studies under regulations issued by the FDA in 2002, often referred to as the “Animal Rule.” Among other requirements, the animal studies must establish that the drug or biological product is reasonably likely to produce clinical benefits in humans. If we use this approach we may not be able to sufficiently demonstrate this correlation to the satisfaction of the FDA, as these corollaries are difficult to establish and are often unclear. Because the FDA must agree that data derived from animal studies may be extrapolated to establish safety and effectiveness in humans, seeking approval under the Animal Rule may add significant time, complexity and uncertainty to the testing and approval process. The FDA may decide that our data are insufficient for approval and require additional preclinical, clinical or other studies, refuse to approve Px563L, or place restrictions on our ability to commercialize the products. In addition, products approved under the Animal Rule are subject to additional requirements including post-marketing study requirements, restrictions imposed on marketing or distribution or requirements to provide information to patients. Further, regulatory authorities in other countries have not, at this time, established an “Animal Rule” equivalent, and consequently there can be no assurance that we will be able to make a submission for marketing approval in foreign countries based on such animal data.

Additionally, few facilities in the U.S. and internationally may have the capability to test animals involving exposure to anthrax or otherwise assist us in qualifying the requisite animal models, and we must compete with other companies for access to this limited pool of highly specialized resources. We therefore may not be able to secure contracts to conduct the testing in a predictable timeframe or at all.

If we are not able to demonstrate biosimilarity of our biosimilar product candidates to the satisfaction of regulatory authorities, we will not obtain regulatory approval for commercial sale of our biosimilar product candidates and our future results of operations would be adversely affected.

Our future results of operations depend, to a significant degree, on our ability to obtain regulatory approval for and commercialize our proposed biosimilar products. To obtain regulatory approval for the commercial sale of these product candidates, we will be required to demonstrate to the satisfaction of regulatory authorities, among other things, that our proposed biosimilar products are highly similar to biological products already licensed by the FDA pursuant to Biologic License Applications, or BLAs, notwithstanding minor differences in clinically inactive components, and that they have no clinically meaningful differences as compared to the marketed biological products in terms of the safety, purity and potency of the products. In the EEA, the similar nature of a biosimilar and a reference product is demonstrated by comprehensive comparability studies covering quality, biological activity, safety and efficacy. For example, a determination of biosimilarity for PF582 will be based on our demonstration of its high similarity to Lucentis.

In addition, the FDA may determine that a proposed biosimilar product is “interchangeable” with a reference product, meaning that the biosimilar product may be substituted for the reference product without the intervention of the health care provider who prescribed the reference product, if the application includes sufficient information to show that the product is biosimilar to the reference product and that it can be expected to produce the same clinical result as the reference product in any given patient. If the biosimilar product may be administered more than once to a patient, the applicant must demonstrate that the risk in terms of safety or diminished efficacy of alternating or switching between the biosimilar and reference product is not greater than the risk of using the reference product without such alternation or switch. To make a final determination of biosimilarity or interchangeability, regulatory authorities may require additional confirmatory information beyond what we plan to initially submit in our applications for approval, such as more in-depth analytical characterization, animal testing, or further clinical studies. Provision of sufficient information for approval may prove difficult and expensive. We cannot predict whether any of our biosimilar product candidates will meet regulatory authority requirements for approval as a biosimilar or interchangeable product.

In the event that regulatory authorities require us to conduct additional clinical trials or other lengthy processes, the commercialization of our proposed biosimilar products could be delayed or prevented. Delays in the commercialization of, or the inability to obtain regulatory approval for, these products could adversely affect our operating results by restricting or significantly delaying our introduction of new biosimilars.

If other biosimilars of Lucentis or Betaseron are approved and successfully commercialized before PF582 or PF530, our business would suffer.

Other companies may seek approval to manufacture and market biosimilar versions of Lucentis or Betaseron. If other biosimilars of Lucentis or Betaseron are approved and successfully commercialized before PF582 or PF530, we may never achieve significant market share for PF582 and PF530, our revenue would be reduced and, as a result, our business, prospects and financial condition could suffer. In addition, the first biosimilar determined to be interchangeable with a particular reference product for any condition of use is eligible for a period of market exclusivity that delays an FDA determination that a second or subsequent biosimilar product is interchangeable with that reference product for any condition of use until the earlier of: (1) one year after the first commercial marketing of the first interchangeable product; (2) 18 months after resolution of a patent infringement suit instituted under 42 U.S.C. § 262(l)(6) against the applicant that submitted the application for the first interchangeable product, based on a final court decision regarding all of the patents in the litigation or dismissal of the litigation with or without prejudice; (3) 42 months after approval of the first interchangeable product, if a patent infringement suit instituted under 42 U.S.C. § 262(l)(6) against the applicant that submitted the application for the first interchangeable product is still ongoing; or (4) 18 months after approval of the first interchangeable product if the applicant that submitted the application for the first interchangeable product has not been sued under 42 U.S.C. § 262(l)(6). A determination that another company’s product is interchangeable with Lucentis or Betaseron prior to approval of PF582 or PF530 may therefore delay the potential determination that PF582 or PF530 is interchangeable with the reference product, which may materially adversely affect our results of operations and delay, prevent or limit our ability to generate revenue.

Failure to obtain regulatory approval in each regulatory jurisdiction would prevent us from marketing our products to a larger patient population and reduce our commercial opportunities.

Although we have not initiated marketing efforts in any regulatory jurisdiction, we intend to first market our products in select European Union states, followed by the United States and the broader European Union, as patent expiry allows. In order to market our products in the European Union, the United States and other jurisdictions, we must obtain separate regulatory approvals and comply with numerous and varying regulatory requirements. The European Medicines Agency is responsible for the centralized procedure for human medicines. This procedure results in a single marketing authorization that is valid in all European Union countries, as well as in Iceland, Liechtenstein and Norway. The time required to obtain approval abroad may differ from that required to obtain FDA approval. The foreign regulatory approval process may include all of the risks associated with obtaining FDA approval and we may not obtain foreign regulatory approvals on a timely basis, if at all. Approval by the FDA does not ensure approval by regulatory authorities in other countries, and approval by one foreign regulatory authority does not ensure approval by regulatory authorities in other foreign countries or by the FDA. We may not be able to file for regulatory approvals and may not receive necessary approvals to commercialize our products within the United States or in any market outside the United States. Failure to obtain these approvals would materially and adversely affect our business, financial condition and results of operations.

Even if we obtain regulatory approvals for our product candidates, we will be subject to ongoing regulatory review.

Even if we obtain regulatory approval for our product candidates, any products we develop will be subject to ongoing regulatory review with respect to manufacturing, labeling, packaging, storage, advertising, promotion, sampling, record-keeping, conduct of post-marketing studies, and submission of safety, efficacy, and other post-market information, including both federal and state requirements in the United States and requirements of comparable foreign regulatory authorities. Manufacturers and manufacturers’ facilities are required to comply with extensive FDA and comparable foreign regulatory authority requirements, including ensuring that quality control and manufacturing procedures conform to cGMP. As such, we and our contract manufacturers will be subject to continual and possibly unannounced review and inspections by the regulatory authorities governing the markets in which we wish to sell our products. Accordingly, we and others with whom we work must continue to expend time, money, and effort in all areas of regulatory compliance, including manufacturing, production, and quality control.

Any regulatory approvals that we receive for our product candidates may be subject to limitations on the approved indicated uses for which the product may be marketed or to the conditions of approval, or contain requirements for potentially costly post-marketing testing, including Phase 4 trials, and surveillance to monitor the safety and efficacy or the safety, purity, and potency of the product candidate. We will be required to immediately report any serious and unexpected adverse events and certain quality or production problems with our products to regulatory authorities along with other periodic reports. Any new legislation addressing drug or biologic product safety issues could result in delays in product development or commercialization, or increased costs to assure compliance. We will have to comply with requirements concerning advertising and promotion for our products. Promotional communications with respect to prescription drug and biologic products are subject to a variety of legal and regulatory restrictions and must be consistent with the information in the product’s approved label. As such, we may not promote our products for indications or uses for which they do not have approval. The holder of an approved NDA, BLA, 351(k) application or marketing authorization application, or MAA, must submit new or supplemental applications and obtain approval for certain changes to the approved product, product labeling, or manufacturing process. We could also be asked to conduct post-marketing clinical studies to verify the safety and efficacy of our products in general or in specific patient subsets. An unsuccessful post-marketing study or failure to complete such a study could result in the withdrawal of marketing approval.

If a regulatory agency discovers previously unknown problems with a product, such as adverse events of unanticipated severity or frequency, or problems with the facility where the product is manufactured or disagrees with the promotion, marketing or labeling of a product, or if we fail to comply with applicable continuing regulatory requirements, such regulatory agency may impose restrictions on that product or us, including requiring withdrawal of the product from the market. If we fail to comply with applicable regulatory requirements, a regulatory agency or enforcement authority may subject us to administrative or judicially imposed sanctions or other actions, including, among other things:

•	issuing fines or warning letters;

•	imposing civil or criminal penalties;

•	imposing injunctions;

•	suspending or withdrawing regulatory approval;

•	suspending any of our ongoing clinical studies;

•	refusing to approve pending applications or supplements to approved applications submitted by us;

•	imposing restrictions on our operations, including closing our contract manufacturers’ facilities; or

•	seizing or detaining products, or requiring a product recall.

Any government investigation of alleged violations of law could require us to expend significant time and resources in response, and could generate negative publicity. Any failure to comply with ongoing regulatory requirements may significantly and adversely affect our ability to commercialize and generate revenue from our products. If regulatory sanctions are applied or if regulatory approval is withdrawn, the value of our company and our operating results will be adversely affected.

We may also be subject to various health care fraud and abuse laws, including anti-kickback, false claims and fraud laws, and physician payment transparency laws, and any violations by us of such laws could result in fines or other penalties.

Although we currently do not have any products on the market, if our product candidates are approved and we begin commercialization, we will be subject to healthcare regulation and enforcement by the federal government and the states and EEA and other foreign governments in which we conduct our business. These laws include, without limitation, state and federal, as well as EEA and other foreign, anti-kickback, fraud and abuse, false claims, privacy and security and physician sunshine laws and regulations.

The federal anti-kickback statute prohibits the offer, receipt, or payment of remuneration in exchange for or to induce the referral of patients or the use of products or services that would be paid for in whole or part by Medicare, Medicaid or other federal health care programs. Remuneration has been broadly defined to include anything of value, including cash, improper discounts, and free or reduced price items and services. The government has enforced the Anti-Kickback Statute to reach large settlements with healthcare companies based on sham research or consulting and other financial arrangements with physicians. Further, the Affordable Care Act, among other things, amended the intent requirement of the federal Anti-Kickback Statute and certain criminal statute governing healthcare fraud statutes. A person or entity no longer needs to have actual knowledge of the statute or specific intent to violate it. In addition, the Affordable Care Act provided that the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the FCA or federal civil money penalties statute. Many states have similar laws that apply to their state health care programs as well as private payors. Violations of the anti-kickback laws can result in exclusion from federal health care programs and substantial civil and criminal penalties.

The FCA imposes liability on persons who, among other things, present or cause to be presented false or fraudulent claims for payment by a federal health care program. The FCA has been used to prosecute persons submitting claims for payment that are inaccurate or fraudulent, that are for services not provided as claimed, or for services that are not medically necessary. Actions under the FCA may be brought by the Attorney General or as a qui tam action by a private individual in the name of the government. Violations of the FCA can result in significant monetary penalties and treble damages. The federal government is using the FCA, and the accompanying threat of significant liability, in its investigation and prosecution of pharmaceutical and biotechnology companies throughout the country, for example, in connection with the promotion of products for unapproved uses and other sales and marketing practices. The government has obtained multi-million and multi-billion dollar settlements under the FCA in addition to individual criminal convictions under applicable criminal statutes. In addition, companies have been forced to implement extensive corrective action plans, and have often become subject to consent decrees or corporate integrity agreements, severely restricting the manner in which they conduct their business. Given the significant size of actual and potential settlements, it is expected that the government will continue to devote substantial resources to investigating healthcare providers’ and manufacturers’ compliance with applicable fraud and abuse laws. If our future marketing or other arrangements were determined to violate anti-kickback or related laws, including the FCA, then our revenue could be adversely affected, which would likely harm our business, financial condition, and results of operations.

In addition, there has been a recent trend of increased federal and state regulation of payments made to physicians and other healthcare providers. The Affordable Care Act, among other things, imposed new reporting requirements on drug manufacturers for payments made by them to physicians and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members. Failure to submit required information may result in civil monetary penalties of up to an aggregate of $150,000 per year (or up to an aggregate of $1 million per year for “knowing failures”), for all payments, transfers of value or ownership or investment interests that are not timely, accurately and completely reported in an annual submission. Drug manufacturers were required to begin collecting data on August 1, 2013 and submit reports on aggregate payment data to the government for the first reporting period (August 1, 2013 – December 31, 2013) by March 31, 2014, and will be required to report detailed payment data for the first reporting period and submit legal attestation to the accuracy of such data during Phase 2 of the program (which began in May 2014 and extends for at least 30 days). Thereafter, drug manufacturers must submit reports by the 90th day of each subsequent calendar year. Certain states also mandate implementation of commercial compliance programs, impose restrictions on device manufacturer marketing practices and/or require the tracking and reporting of gifts, compensation and other remuneration to physicians.

The shifting commercial compliance environment and the need to build and maintain robust and expandable systems to comply with different compliance and/or reporting requirements in multiple jurisdictions increase the possibility that a healthcare company may violate one or more of the requirements. If our operations are found to be in violation of any of such laws or any other governmental regulations that apply to us, we may be subject to penalties, including, without limitation, civil and criminal penalties, damages, fines, the curtailment or restructuring of our operations, exclusion from participation in federal and state healthcare programs and imprisonment, any of which could adversely affect our ability to operate our business and our financial results.

Also, the U.S. Foreign Corrupt Practices Act and similar worldwide anti-bribery laws generally prohibit companies and their intermediaries from making improper payments to non-U.S. officials for the purpose of obtaining or retaining business. We cannot assure investors that our internal control policies and procedures will protect us from reckless or negligent acts committed by our employees, future distributors, partners, collaborators or agents. Violations of these laws, or allegations of such violations, could result in fines, penalties or prosecution and have a negative impact on our business, results of operations and reputation.

Legislative or regulatory healthcare reforms in the United States may make it more difficult and costly for us to obtain regulatory approval of PF582, PF530, or any future product candidates and to produce, market, and distribute our products after approval is obtained, if any.

From time to time, legislation is drafted and introduced in Congress that could significantly change the statutory provisions governing the regulatory approval, manufacturing, and marketing of regulated products or the reimbursement thereof. In addition, FDA regulations and guidance may be revised or reinterpreted by the FDA in ways that may significantly affect our business and our products. Any new regulations or guidance, or revisions or reinterpretations of existing regulations or guidance, may impose additional costs or lengthen FDA review times for PF582, PF530, or any future product candidates. We cannot determine how changes in regulations, statutes, policies, or interpretations when and if issued, enacted or adopted, may affect our business in the future. Such changes could, among other things, require:

•	changes to manufacturing methods;

•	recalls, replacements, or discontinuance of one or more of our products; and

•	additional recordkeeping.

Such changes would likely require substantial time and impose significant costs, and could materially harm our business and our financial results. In addition, delays in receipt of or failure to receive regulatory clearances or approvals for any future products would harm our business, financial condition, and results of operations.

If efforts by manufacturers of reference products to delay or limit the use of biosimilars are successful, our sales of biosimilar products may suffer.

Many manufacturers of reference products have increasingly used legislative, regulatory and other means in attempts to delay regulatory approval of and competition from biosimilars. These efforts have included sponsoring legislation to prevent pharmacists from substituting biosimilars for prescribed reference products or to make such substitutions more difficult by establishing notification, recordkeeping, and/or other requirements, as well as seeking to prevent manufacturers of biosimilars from referencing the brands of the innovator products in biosimilar product labels and marketing materials. If these or other efforts to delay or block competition are successful, we may be unable to sell our biosimilar product candidates, which could have a material adverse effect on our sales and profitability.

Our future sales will be dependent on the availability and level of coverage and reimbursement from third-party payors who continue to implement cost-cutting measures and more stringent reimbursement standards.

In the United States and internationally, future sales of our products and our ability to generate revenue on such sales will be dependent, in significant part, on the availability and level of coverage and reimbursement from third-party payors, such as state and federal governments and private insurance plans. Insurers have implemented cost-cutting measures and other initiatives to enforce more stringent reimbursement standards and likely will continue to do so in the future. These measures include the establishment of more restrictive formularies and increases in the out-of-pocket obligations of patients for such products. In addition, particularly in the U.S. and increasingly in other countries, we will be required to provide discounts and pay rebates to state and federal governments and agencies in connection with purchases of our products that are reimbursed by such entities.

In addition, in the United States, the full impact of recent healthcare reform and other changes in the healthcare industry and in healthcare spending is currently unknown. In March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, collectively referred to as the Affordable Care Act, was enacted with a goal of reducing the cost of healthcare and substantially changing the way healthcare is financed by both government and private insurers. The Affordable Care Act, among other things, subjected biologic products to potential competition by lower-cost biosimilars, addressed a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected, increased the minimum Medicaid rebates owed by manufacturers under the Medicaid Drug Rebate Program and extended the rebate program to individuals enrolled in Medicaid managed care organizations, established annual fees and taxes on manufacturers of certain prescription drugs, and created a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 50% point-of-sale discounts off negotiated prices of applicable reference product drugs to eligible beneficiaries during their coverage gap period as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D.

Other legislative changes have been proposed and adopted in the U.S. since the Affordable Care Act was enacted. On August 2, 2011, the Budget Control Act of 2011 created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. This included aggregate reductions of Medicare payments to providers of 2% per fiscal year, which went into effect on April 1, 2013 and will stay in effect through 2024 unless additional Congressional action is taken. On January 2, 2013, the American Tax Payer Relief Act, or ATRA, was signed into law, which, among other things, further reduced Medicare payments to several providers, including hospitals.

We expect that additional healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal, state and foreign governments will pay for healthcare products and services, which could result in reduced demand for our products, if approved, or additional pricing pressures.

Foreign governments tend to impose strict price controls, which may adversely affect our revenue, if any.

In some foreign countries, the pricing of prescription pharmaceuticals is subject to governmental control. In these countries, pricing negotiations with governmental authorities can take considerable time after the receipt of marketing approval for a product. To obtain reimbursement or pricing approval in some countries, we may be required to conduct a clinical trial that compares the cost-effectiveness of our product candidate to other available therapies. If reimbursement of our products is unavailable or limited in scope or amount, or if pricing is set at unsatisfactory levels, our business could be adversely affected.

Risks Relating to Owning Our Common Stock

We expect that the market price of our stock will fluctuate significantly, and investors may have difficulty selling their shares.

Prior to our initial public offering, there has been no public market for shares of our common stock. We cannot predict the extent to which investor interest in our company will lead to the development of an active trading market on the NYSE MKT or otherwise or how liquid that market might become. If an active trading market does not develop, investors may have difficulty selling any of their shares of common stock. In addition, the trading price of our common stock may be highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. These factors include:

•	actual or anticipated quarterly variation in our results of operations or the results of our competitors;

•	announcements by us or our competitors of new commercial products, significant contracts, commercial relationships or capital commitments;

•	issuance of new or changed securities analysts’ reports or recommendations for our stock;

•	developments or disputes concerning our intellectual property or other proprietary rights;

•	commencement of, or our involvement in, litigation;

•	market conditions in the relevant market;

•	reimbursement or legislative changes in the relevant market;

•	failure to complete significant sales;

•	regulatory developments that may impact our product candidates;

•	any future sales of our common stock or other securities;

•	any major change to the composition of our board of directors or management; and

•	general economic conditions and slow or negative growth of our markets.

The stock market in general, and market prices for the securities of biopharmaceutical companies like ours in particular, have from time to time experienced volatility that often has been unrelated to the operating performance of the underlying companies. A certain degree of stock price volatility may also occur as a result of being a newly public company. These broad market and industry fluctuations may adversely affect the market price of our common stock, regardless of our operating performance. In several recent situations where the market price of a stock has been volatile, holders of that stock have instituted securities class action litigation against the company that issued the stock. If any of our stockholders were to bring a lawsuit against us, the defense and disposition of the lawsuit could be costly and divert the time and attention of our management and harm our operating results.

We are an “emerging growth company,” and the reduced disclosure requirements applicable to emerging growth companies could make our common stock less attractive to investors.

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups, or JOBS, Act enacted in April 2012, and may remain an “emerging growth company” for up to five years following the completion of our initial public offering, although, if we have more than $1.0 billion in annual revenue, if the market value of our common stock that is held by non-affiliates exceeds $700 million as of June 30 of any year, or we issue more than $1.0 billion of non-convertible debt over a three-year period before the end of that five-year period, we would cease to be an “emerging growth company” as of the following December 31. For as long as we remain an “emerging growth company,” we are permitted and intend to rely on exemptions from certain disclosure requirements that are applicable to other public companies that are not “emerging growth companies.” These exemptions include:

•	being permitted to provide only two years of audited financial statements, in addition to any required unaudited interim financial statements, with correspondingly reduced “Management’s discussion and analysis of financial condition and results of operations” disclosure;

•	not being required to comply with the auditor attestation requirements in the assessment of our internal control over financial reporting;

•	not being required to comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements;

•	reduced disclosure obligations regarding executive compensation; and

•	exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

We have taken advantage of reduced reporting burdens in our reports filed with the SEC. In addition, the JOBS Act provides that an emerging growth company can take advantage of an extended transition period for complying with new or revised accounting standards, delaying the adoption of these accounting standards until they would apply to private companies. We have elected to avail ourselves of this exemption and, as a result, our financial statements may not be comparable to the financial statements of reporting companies who are required to comply with the effective dates for new or revised accounting standards that are applicable to public companies. We cannot predict whether investors will find our common stock less attractive as a result of our reliance on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and the market price of our common stock may be reduced or more volatile.

We have identified material weaknesses in our internal control over financial reporting. If we do not remediate the material weaknesses in our internal control over financial reporting, we may not be able to accurately report our financial results or file our periodic reports in a timely manner, which may cause investors to lose confidence in our reported financial information and may lead to a decline in the market price of our stock.

Section 404 of the Sarbanes-Oxley Act of 2002, or Section 404, requires that we maintain internal control over financial reporting that meets applicable standards. We may err in the design or operation of our controls, and all internal control systems, no matter how well designed and operated, can provide only reasonable assurance that the objectives of the control system are met. Because there are inherent limitations in all control systems, there can be no absolute assurance that all control issues have been or will be detected. If we are unable, or are perceived as unable, to produce reliable financial reports due to internal control deficiencies, investors could lose confidence in our reported financial information and operating results, which could result in a negative market reaction. We are required, pursuant to Section 404, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting, we need to disclose any material weaknesses identified by our management in our internal control over financial reporting, and when we are no longer an “emerging growth company,” and we are not a “non-accelerated filer or a smaller reporting company”, we will also need to provide a statement that our independent registered public accounting firm has issued an opinion on our internal control over financial reporting.

In connection with our audit for the year ended December 31, 2013, we concluded that we had certain material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented, or detected and corrected on a timely basis. The material weaknesses that we identified related to (1) a lack of sufficient staff to deal with the various rules and regulations with respect to financial reporting, review and oversight responsibilities, segregation of duties and effective and timely financial close process; and (2) a lack of formalized and documented policies and procedures.

While we have designed and implemented, or expect to implement, measures that we believe address these control weaknesses, we continue to develop our internal controls, processes and reporting systems by, among other things, hiring qualified personnel, including a chief financial officer, developing systems to manage our accelerated close process, undertaking multi-year financial planning and analysis and designing and implementing improved processes and internal controls, including ongoing senior management review and audit committee oversight. However, we cannot assure investors that these efforts will remediate our material weaknesses in a timely manner, or at all, or prevent restatements of our financial statements in the future. If we are unable to successfully remediate our material weaknesses, or identify any future significant deficiencies or material weaknesses, the accuracy and timing of our financial reporting may be adversely affected, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports and the market price of our stock may decline as a result.

Our management and independent registered public accounting firm did not perform an evaluation of our internal control over financial reporting during any period as would be required under Section 404. Had we and our independent registered public accounting firm performed an evaluation of our internal control over financial reporting as would be required under Section 404, additional control deficiencies amounting to material weaknesses may have been identified. We cannot be certain as to when we will be able to implement the requirements of Section 404 when they become applicable. If we fail to implement the requirements of Section 404 in a timely manner, we might be subject to sanctions or investigation by regulatory agencies such as the SEC. In addition, failure to comply with Section 404 or the report by us of a material weakness may cause investors to lose confidence in our financial statements, and the market price of our common stock may decline. If we fail to remedy any material weakness, our financial statements may be inaccurate, our access to the capital markets may be restricted and the market price of our common stock may suffer.

Our ability to use net operating losses and tax credit carryforwards to offset future taxable income may be subject to certain limitations.

As of December 31, 2013, we had federal net operating loss carry forwards, or NOLs, of approximately $5.8 million, which expire in various years beginning in 2032 and state NOLs of $7.7 million which expire in various years beginning in 2019, if not utilized. As of December 31, 2013, we had federal and state research and development carryforwards of approximately $0.4 million and $0.2 million, respectively. In general, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, or the Code, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change NOLs and tax credit carryforwards to offset future taxable income. In general, an “ownership change” occurs if there is a cumulative change in our ownership by “5% shareholders” that exceeds 50 percentage points over a rolling three-year period. We do not believe that we have experienced an ownership change at any time in the past. However, if a taxing authority disagrees with us or we have undergone in the part or if we undergo one or more ownership changes in connection with future transactions in our stock, our ability to utilize NOLs and tax credit carryforwards could be further limited by Sections 382 and 383 of the Code. As a result of these limitations, we may not be able to utilize a material portion of the NOLs and tax credit carryforwards reflected on our balance sheet.

We will incur increased costs as a result of operating as a public company and our management will be required to devote substantial time to new compliance initiatives and corporate governance practices including maintaining an effective system of internal control over financial reporting.

As a public company, and increasingly after we are no longer an “emerging growth company,” we will incur significant legal, accounting and other expenses that we did not incur as a private company. In addition, the Sarbanes-Oxley Act and rules subsequently implemented by the Securities and Exchange Commission, or SEC, and the NYSE MKT impose numerous requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. Also, the Securities Exchange Act of 1934, as amended, or the Exchange Act, requires, among other things, that we file annual, quarterly and current reports with respect to our business and operating results. Our management and other personnel will need to devote a substantial amount of time to comply with these laws and regulations. These requirements have increased and will continue to increase our legal, accounting, and financial compliance costs and have made and will continue to make some activities more time consuming and costly. For example, we expect these rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to incur substantial costs to maintain the same or similar coverage. These rules and regulations could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors or our board committees or as executive officers.

Overall, we estimate that our incremental costs resulting from operating as a public company, including compliance with these rules and regulations, may be between $2.0 million and $4.0 million per year. However, these rules and regulations are often subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and changing governance practices.

The Sarbanes-Oxley Act requires, among other things, that we assess the effectiveness of our internal control over financial reporting annually and the effectiveness of our disclosure controls and procedures quarterly. In particular, Section 404(a) of the Sarbanes-Oxley Act will require us to perform system and process evaluation and testing of our internal control over financial reporting to allow management to report on the effectiveness of our internal control over financial reporting. Section 404(b) of Sarbanes-Oxley Act, or Section 404(b), also requires our independent registered public accounting firm to attest to the effectiveness of our internal control over financial reporting. As an “emerging growth company” we expect to avail ourselves of the exemption from the requirement that our independent registered public accounting firm attest to the effectiveness of our internal control over financial reporting under Section 404(b). However, we may no longer avail ourselves of this exemption when we are no longer an “emerging growth company.” When our independent registered public accounting firm is required to undertake an assessment of our internal control over financial reporting, the cost of our compliance with Section 404(b) will correspondingly increase. Our compliance with applicable provisions of Section 404 will require that we incur substantial accounting expense and expend significant management time on compliance-related issues as we implement additional corporate governance practices and comply with reporting requirements.

Furthermore, investor perceptions of our company may suffer if deficiencies are found, and this could cause a decline in the market price of our stock. Irrespective of any required compliance with Section 404, any failure of our internal control over financial reporting could have a material adverse effect on our stated operating results and harm our reputation. If we are unable to implement these requirements effectively or efficiently, it could harm our operations, financial reporting, or financial results and could result in an adverse opinion on our internal controls from our independent registered public accounting firm.

Future sales of our common stock in the public market could cause our stock price to fall.

Our stock price could decline as a result of sales of a large number of shares of our common stock or the perception that these sales could occur. These sales, or the possibility that these sales may occur, also might make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate.

The resale of approximately 10.9 million shares, or 54% of our outstanding shares, are currently prohibited or otherwise restricted as a result of securities law provisions, market standoff agreements entered into by our stockholders with us or lock-up agreements entered into by our stockholders with the underwriters of our initial public offering; however, subject to applicable securities law restrictions, these shares will be able to be sold in the public market beginning January 20, 2015. In addition, 0.6 million shares subject to outstanding options were exercisable as of June 30, 2014, and the shares reserved for future issuance under our stock option and equity incentive plans will become available for sale immediately upon the exercise of such options and the expiration of any applicable market stand-off or lock-up agreements.

Additionally, holders of approximately 9.9 million shares, or 49%, of our outstanding shares, will have rights, subject to some conditions, to require us to file registration statements covering the sale of their shares or to include their shares in registration statements that we may file for ourselves or other stockholders.

Our directors, executive officers and principal stockholders will continue to have substantial control over us and could limit investors’ ability to influence the outcome of key transactions, including transactions that would cause a change of control.

Upon the completion of our initial public offering on July 29, 2014, our executive officers, directors and stockholders who owned more than 5% of our outstanding common stock and their respective affiliates beneficially owned or controlled approximately 57% of the outstanding shares of our common stock, assuming no exercise of the underwriters’ option to purchase additional shares, which was granted by us in connection with our initial public offering. Accordingly, these executive officers, directors and stockholders and their respective affiliates, acting as a group, have substantial influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets or any other significant corporate transactions. These stockholders may therefore delay or prevent a change of control of us, even if such a change of control would benefit our other stockholders. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.

Claims for indemnification by our directors and officers may reduce our available funds to satisfy successful third party claims against us and may reduce the amount of money available to us.

Our amended and restated certificate of incorporation and amended and restated bylaws provide that we will indemnify our directors and officers, in each case to the fullest extent permitted by Delaware law.

In addition, as permitted by Section 145 of the Delaware General Corporation Law, our amended and restated bylaws and our indemnification agreements that we have entered into with our directors and officers provide that:

•	We will indemnify our directors and officers for serving us in those capacities, or for serving other business enterprises at our request, to the fullest extent permitted by Delaware law. Delaware law provides that a corporation may indemnify such person if such person acted in good faith and in a manner such person reasonably believed to be in or not opposed to the best interests of the registrant and, with respect to any criminal proceeding, had no reasonable cause to believe such person’s conduct was unlawful.

•	We may, in our discretion, indemnify employees and agents in those circumstances where indemnification is permitted by applicable law.

•	We are required to advance expenses, as incurred, to our directors and officers in connection with defending a proceeding, except that such directors or officers shall undertake to repay such advances if it is ultimately determined that such person is not entitled to indemnification.

•	We will not be obligated pursuant to our amended and restated bylaws to indemnify a person with respect to proceedings initiated by that person against us or our other indemnitees, except with respect to proceedings authorized by our board of directors or brought to enforce a right to indemnification.

•	The rights conferred in our amended and restated bylaws are not exclusive, and we are authorized to enter into indemnification agreements with our directors, officers, employees and agents and to obtain insurance to indemnify such persons.

•	We may not retroactively amend our amended and restated bylaw provisions to reduce our indemnification obligations to directors, officers, employees and agents.

To the extent that a claim for indemnification is brought by any of our directors or officers, it would reduce the amount of funds available for use in our business.

Anti-takeover provisions in our charter documents and under Delaware law could make an acquisition of us, which may be beneficial to our stockholders, more difficult and may prevent attempts by our stockholders to replace or remove our current management and limit the market price of our common stock.

Provisions in our certificate of incorporation and bylaws may have the effect of delaying or preventing a change of control or changes in our management. Our amended and restated certificate of incorporation and amended and restated bylaws include provisions that:

•	authorize our board of directors to issue, without further action by the stockholders, up to 10,000,000 shares of undesignated preferred stock;

•	require that any action to be taken by our stockholders be effected at a duly called annual or special meeting and not by written consent;

•	specify that special meetings of our stockholders can be called only by our board of directors, the chairman of the board of directors, or the chief executive officer;

•	establish an advance notice procedure for stockholder approvals to be brought before an annual meeting of our stockholders, including proposed nominations of persons for election to our board of directors;

•	establish that our board of directors is divided into three classes, Class I, Class II and Class III, with each class serving staggered three year terms;

•	provide that our directors may be removed only for cause;

•	provide that vacancies on our board of directors may be filled only by a majority of directors then in office, even though less than a quorum;

•	specify that no stockholder is permitted to cumulate votes at any election of directors; and

•	require a super-majority of votes to amend certain of the above-mentioned provisions.

These provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our board of directors, which is responsible for appointing the members of our management. In addition, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the Delaware General Corporation Law, which limits the ability of stockholders owning in excess of 15% of our outstanding voting stock to merge or combine with us.

We have broad discretion in the use of the net proceeds from our initial public offering and may not use them effectively.

We have broad discretion in the application of the net proceeds from our initial public offering and could spend the proceeds in ways that do not improve our results of operations or enhance the value of our common stock. We intend to use approximately $40 million to fund our ongoing and planned clinical development of PF582; and the remainder to fund our share of the planned Phase 3 clinical development of PF530. Stockholders will not have the opportunity to influence our management’s decisions on how to use the net proceeds, and our failure to apply these funds effectively could have a material adverse effect on our business and cause the price of our common stock to decline.

With the exception of the issuance of shares of common stock to our preferred stockholders in connection with the payment of all accrued and unpaid dividends in connection with our initial public offering, we do not anticipate paying any cash dividends in the foreseeable future.

At the closing of our initial public offering, our board of directors issued shares of common stock to pay all accrued but unpaid dividends on our convertible preferred stock. As of July 29, 2014, there were cumulative unpaid dividends of $7.3 million for our Series A-1 and Series A-2 convertible preferred stock. Based on the initial public offering price of $6.00 per share and the offering closing on July 29, 2014, we issued 1,217,784 shares of common stock to the holders of our outstanding preferred stock prior to the offering in satisfaction of these accrued dividends through July 28, 2014. With the exception of this dividend, we do not anticipate paying cash dividends on any classes of our capital stock in the foreseeable future. We currently intend to retain our future earnings for the foreseeable future to fund the development and growth of our business. As a result, capital appreciation, if any, of our common stock will be the sole source of gain for the foreseeable future.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) Recent Sale of Unregistered Securities

Between April 1, 2014 and June 30, 2014, we sold securities in transactions that were not registered under the Securities Act as set forth below.

Between April 1, 2014 and June 30, 2014, we issued and sold an aggregate of 355 shares of common stock to officers, employees and consultants upon the exercise of options, at an exercise price of $1.49 per share, for an aggregate exercise price of $528, pursuant to our 2009 Equity Incentive Plan.

None of the foregoing transactions involved any underwriters, underwriting discounts or commissions, or any public offering, and each transaction was deemed to be exempt from the registration requirements of the Securities Act, in reliance on (i) Section 4(2) of the Securities Act (or Regulation D promulgated thereunder) as transactions not involving a public offering, (ii) Rule 701 promulgated under the Securities Act as transactions pursuant to compensatory benefit plans or contracts relating to compensation as provided under such rule, or (iii) Regulation S promulgated under the Securities Act as transactions made outside of the United States. The recipients of the securities in each of these transactions represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were placed upon the stock certificates issued in these transactions. All recipients had adequate access, through their relationships with us, to information about us. The sales of these securities were made without any general solicitation or advertising.

(b) Use of Proceeds from Public Offering of Common Stock

On July 23, 2014, our Registration Statement on Form S-1, as amended (Reg. No. 333- 196539) was declared effective in connection with the initial public offering of our common stock, pursuant to which we sold 9,429,084 shares of our common stock (inclusive of 1,095,751 shares of common stock from the exercise of the underwriters’ option to purchase additional shares) at a public offering price of $6.00 per share. In connection with the closing of the initial public offering, (i) all shares of convertible preferred stock outstanding automatically converted into 8,634,857 shares of common stock, (ii) we issued 1,217,784 shares of our common stock to holders of our convertible preferred stock in connection with the payment of all accrued and unpaid dividends through July 28, 2014, (iii) we repurchased 423,185 shares of our common stock at a purchase price of $0.31 per share in connection with the completion of this offering, pursuant to the amended and restated subscription agreement, dated May 2, 2014, entered into with certain stockholders, including Signet Healthcare Partners Accredited Partnership III, LP and Signet Healthcare Partners QP Partnership III, LP, and (iv) members of our executive management team including Bertrand Liang, Patrick Lucy, and Henry Talbot forfeited an aggregate of 100,000 shares of common stock. In connection with our initial public offering, we received net proceeds of approximately $52.6 million after underwriting discounts of approximately $4.0 million, but before offering expenses of approximately $2.3 million. William Blair & Company, L.L.C. and JMP Securities LLC acted as joint book-running managers for the offering, and Mizuho Securities USA Inc. acted as co-manager. No payments for such expenses were made directly or indirectly to (i) any of our officers or directors or their associates, (ii) any persons owning 10% or more of any class of our equity securities, or (iii) any of our affiliates. There has been no material change in the planned use of proceeds from our initial public offering as described in our final prospectus filed with the SEC pursuant to Rule 424(b) under the Securities Act on Use of Proceeds from Initial Public Offering of Common Stock.

(c) Issuer Purchases of Equity Securities

We did not repurchase any shares of our common stock during the three months ended June 30, 2014.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The documents listed in the Exhibit Index of this Quarterly Report on Form 10-Q are incorporated by reference or are filed with this Quarterly Report on Form 10-Q, in each case as indicated therein (numbered in accordance with Item 601 of Regulation S-K).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PFENEX INC.

Dated: August 29, 2014	By:	/s/ Bertrand C. Liang
Bertrand C. Liang
President and Chief Executive Officer
(Principal Executive Officer)

Dated: August 29, 2014	By:	/s/ Paul A. Wagner
Paul A. Wagner
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

		Incorporated by Reference Herein
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of the Registrant.	8-K	001-36540	3.2	July 29, 2014

3.2	Amended and Restated Bylaws of the Registrant.	S-1	333-196539	3.3	June 5, 2014

4.1	Specimen Stock Certificate.	S-1/A	333-196539	4.1	June 23, 2014

4.2	Investors’ Rights Agreement, dated December 1, 2009, as amended, by and among the Registrant and the investors named therein.	S-1/A	333-196539	4.2	July 7, 2014

4.3	Amended and Restated Subscription Agreement, dated May 2, 2014.	S-1	333-196539	4.3	June 5, 2014

10.1+	2009 Equity Incentive Plan and form of award thereunder.	S-1	333-196539	10.1	June 5, 2014

10.2+	2014 Equity Incentive Plan and form of award thereunder.	S-1/A	333-196539	10.2	July 17, 2014

10.3+	2014 Employee Stock Purchase Plan.	S-1/A	333-196539	10.3	July 7, 2014

10.4	Credit Agreement, dated May 1, 2012, as amended, between the Registrant and Wells Fargo Bank, National Association.	S-1/A	333-196539	10.14	July 7, 2014

10.5+	Executive Employment Agreement, dated June 20, 2014, between the Registrant and Bertrand C. Liang.	S-1/A	333-196539	10.20	June 23, 2014

10.6+	Executive Employment Agreement, dated June 20, 2014, between the Registrant and Paul A. Wagner.	S-1/A	333-196539	10.21	June 23, 2014

10.7+	Executive Employment Agreement, dated June 20, 2014, between the Registrant and Patricia Lady.	S-1/A	333-196539	10.22	June 23, 2014

10.8+	Executive Employment Agreement, dated June 20, 2014, between the Registrant and Patrick K. Lucy.	S-1/A	333-196539	10.23	June 23, 2014

10.9+	Executive Employment Agreement, dated June 20, 2014, between the Registrant and Henry W. Talbot.	S-1/A	333-196539	10.24	June 23, 2014

10.10+	Executive Incentive Compensation Plan.	S-1/A	333-196539	10.27	June 23, 2014

10.11	Security Agreement dated June 24, 2014 between the Registrant and Wells Fargo Bank, National Association.	S-1/A	333-196539	10.28	July 7, 2014

31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS^	XBRL Instance Document

101.SCH^	XBRL Taxonomy Extension Schema Document

101.CAL^	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF^	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB^	XBRL Taxonomy Extension Label Linkbase Document

101.PRE^	XBRL Taxonomy Extension Presentation Linkbase Document

+	Indicates a management contract or compensatory plan.
*	Filed herewith.
**	The information in this exhibit is furnished and deemed not filed with the Securities and Exchange Commission for purposes of section 18 of the Exchange Act of 1934, as amended (the “Exchange Act”), and is not to be incorporated by reference into any filing of Pfenex Inc. under the Securities Act of 1933, as amended (the “Securities Act”), or the Exchange Act, whether made before or after the date hereof, regardless of any general incorporation language in such filing.
^	In accordance with Rule 406T of Regulation S-T, the information in these exhibits is furnished and deemed not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.