Form 10-Q
period 2014-09-30
Pfenex Inc.
filed 2014-11-14
CIK 1478121

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

As of November 10, 2014, the registrant had 20,376,974 shares of Common Stock ($0.001 par value) outstanding.

PFENEX INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PFENEX INC.

Balance Sheets

(In thousands, except share and par value amounts)

	September 30, 2014	December 31, 2013
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$51,501	$3,954
Short-term investments	—	1,250
Accounts and unbilled receivables, net	1,785	3,461
Inventories finished goods	24	26
Income tax receivable	401	398
Deferred income taxes	3,481	3,481
Other current assets	426	284

Total current assets	57,618	12,854
Restricted cash	3,904	4,029
Property and equipment, net	1,999	2,329
Notes receivable from related parties	—	95
Other long term assets	53	36
Intangible assets, net	6,495	6,893
Goodwill	5,577	5,577

Total assets	$75,646	$31,813

Liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$1,480	$1,804
Accrued liabilities	2,860	2,953
Deferred revenue	768	1,253
Line of credit obligation	3,813	—

Total current liabilities	8,921	6,010
Deferred tax liability	3,481	3,481
Line of credit obligation	—	3,590
Other long-term liabilities	2	3

Total liabilities	12,404	13,084
Commitments and contingencies (Note 8)
Redeemable convertible Series A-2 preferred stock, par value $0.001, 4,978,662 shares authorized, 3,556,186 shares issued and outstanding at December 31, 2013	—	49,200
Redeemable convertible Series A-1 preferred stock, par value $0.001, 4,978,662 shares authorized, 4,978,661 shares issued and outstanding at December 31, 2013	—	63,980
Stockholders’ equity (deficit):
Preferred stock, $0.001 par value, 10,000,000 shares authorized at September 30, 2014	—	—
Common stock, $0.001 par value, 200,000,000 and 12,514,224 shares authorized at September 30, 2014 and December 31, 2013, respectively, 20,376,974 and 1,541,781 shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively	21	2
Additional paid-in capital	172,937	—
Accumulated deficit	(109,716)	(94,453)

Total stockholders’ equity (deficit)	63,242	(94,451)

Total liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)	$75,646	$31,813

The accompanying notes are an integral part of these financial statements.

PFENEX INC.

Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenue	$2,801	$1,989	$8,625	$7,683
Cost of revenue	1,579	1,153	6,031	4,488

Gross profit	1,222	836	2,594	3,195

Operating expenses:
Selling, general and administrative	2,447	1,599	5,966	5,058
Research and development	1,251	2,036	2,789	4,088

Total operating expenses	3,698	3,635	8,755	9,146

Loss from operations	(2,476)	(2,799)	(6,161)	(5,951)
Other expense, net	(19)	(7)	(58)	(17)

Net loss before income taxes	(2,495)	(2,806)	(6,219)	(5,968)
Income tax benefit (expense)	—	1,116	(1)	2,376

Net loss	$(2,495)	$(1,690)	$(6,220)	$(3,592)

Effective preferred stock dividends	$—	$(430)	$—	$(1,257)

Net loss attributable to common stockholders	$(2,495)	$(2,120)	$(6,220)	$(4,849)

Net loss per common share basic and diluted	$(0.16)	$(2.08)	$(1.06)	$(4.83)

Weighted-average common shares used to compute basic and diluted net loss per share	15,319	1,019	5,849	1,004

The accompanying notes are an integral part of these financial statements.

PFENEX INC.

Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2014	2013
Cash flows from operating activities
Net loss	$(6,220)	$(3,592)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	348	345
Amortization of intangible assets	398	398
Deferred income taxes	—	(2,379)
Stock-based compensation expense	191	101
Changes in operating assets and liabilities:
Accounts and unbilled receivables	1,676	482
Inventories	2	743
Other current assets	(142)	542
Notes receivable	95	(1)
Other long term assets	(17)	—
Accounts payable	(324)	(1,145)
Accrued expenses	(93)	1,475
Deferred revenue	(485)	(2,248)
Income tax (receivable) payable	(3)	66

Net cash used in operating activities	(4,574)	(5,213)

Cash flow from investing activities
Purchases of investments	—	(5,499)
Sales/maturities of investments	1,250	3,000
Acquisitions of property and equipment	(20)	(115)
Proceeds from sales of equipment and assets held for sale	—	7

Net cash provided by (used in) investing activities	1,230	(2,607)

Cash flows from financing activities
Borrowings under line of credit agreement	223	1,104
Restricted cash	125	—
Net proceeds from issuance of common shares	50,641	—
Repurchase of common stock	(131)	—
Proceeds from exercise of stock options	33	24

Net cash provided by financing activities	50,891	1,128

Net increase (decrease) in cash and cash equivalents	47,547	(6,692)
Cash and cash equivalents
Beginning of period	3,954	7,966

End of period	$51,501	$1,274

Supplemental schedule of cash flow information
Cash paid for interest	$69	$25
Cash paid for taxes	$21	$16
Non-cash financing transactions
Transfer of investments to pledged accounts	$—	$3,000
Conversion of preferred stock to common stock	$113,940	—
Preferred stock dividends paid in common shares	$7,307	—
Accretion of preferred stock dividends	$760	$53,010

The accompanying notes are an integral part of these financial statements.

PFENEX INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

1. Organization and Summary of Significant Accounting Policies

Business Activities and Organization

Pfenex Inc. (“Company” or “Pfenex”) was incorporated in the state of Delaware in 2009. Pfenex is a clinical-stage biotechnology company engaged in the development of difficult to manufacture and high-value proteins, initially focused on biosimilar therapeutics, or biosimilars. The Company’s lead product candidate is PF582, a biosimilar candidate to Lucentis (ranibizumab). Lucentis is marketed by Genentech, Inc. a wholly-owned member of the Roche Group and Novartis AG, for the treatment of patients with retinal diseases. The Company is currently conducting a Phase 1b/2a trial in patients with wet age-related macular degeneration, or wet AMD, and expects interim safety and tolerability data in the first quarter of 2015, and expects to commence a Phase 3 trial in mid-2015 with results expected in 2017. The Company intends to commercialize PF582 with its own internal sales and marketing capabilities in North America and Europe. The Company’s next most advanced product candidate is PF530, a biosimilar candidate to Betaseron (interferon beta-1b), marketed by Bayer AG for the treatment of multiple sclerosis. Early in 2015, the Company plans to initiate a Phase 1 trial. The Company believes it is the most advanced in global development of these biosimilar product candidates. In addition to the Company’s two lead product candidates, its pipeline includes five other biosimilar candidates as well as vaccine, generic and next generation biologic candidates. The Company expects to file INDs for both its recombinant anthrax vaccine and its recombinant malaria vaccine programs by the end of 2014.

The Company’s revenue in the near term is primarily related to monetizing its protein production platform through collaboration agreements, service agreements, government contracts and reagent protein product sales which may provide for various types of payments, including upfront payments, funding of research and development, milestone payments, intellectual property access fees and licensing fees.

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

Restricted Cash

In May 2012, the Company entered into a revolving line of credit agreement with Wells Fargo Bank, National Association (“Wells Fargo”) under which the Company may borrow up to $1.5 million. Additionally, the Company entered into a second line of credit with Wells Fargo in June 2013 under which the Company may borrow up to $2.4 million. The two lines of credit are secured by a security interest of first priority in favor of Wells Fargo in all funds deposited in two of the Company’s money market accounts held at Wells Fargo. Restrictions on the money market accounts will be removed when the lines of credit are paid in full and have expired. The lines of credit are due and payable in full in April 2015.

Concentrations

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents, investments and accounts and unbilled receivables. The Company has established guidelines intended to limit its exposure to credit risk by placing investments with high credit quality financial institutions, diversifying its investment portfolio and placing investments with maturities that help maintain safety and liquidity. All cash and cash equivalents were held at two major financial institutions as of September 30, 2014 and December 31, 2013. For the Company’s cash position of $55.4 million as of September 30, 2014, which includes restricted cash of $3.9 million, the Company has exposure to credit loss for amounts in excess of insured limits in the event of non-performance by the institutions; however, the Company does not anticipate non-performance.

Additional credit risk is related to the Company’s concentration of receivables. As of September 30, 2014, receivables were concentrated among three customers representing 81% of total gross receivables and three customers as of December 31, 2013, representing 83%. For the nine month period ended September 30, 2014, revenue was concentrated among two customers representing 72% of total revenues and three customers representing 61% for the nine months ended September 30, 2013. Revenue was concentrated among three customers for the three months ended September 30, 2014, representing 85% and four customers representing 64% of total revenue for the three months ended September 30, 2013. There were no supplier concentrations.

A portion of revenue is earned from sales outside the United States. Non-U.S. revenue is denominated in U.S. dollars. A breakdown of the Company’s net revenue from U.S. and non-U.S. sources for the three and nine months ended September 30, 2013 and 2014 is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
US Revenue	$2,272	$1,249	$7,432	$4,487
Non-US Revenue	$529	$740	$1,193	$3,196

During the three and nine months ended September 30, 2014, no single foreign country accounted for more than 10% of the Company’s revenue. During the nine months ended September 30, 2013, revenue earned from non-recurring sales in The Netherlands accounted for approximately 24% of the Company’s revenue. During the three months ended September 30, 2013, revenue earned from non-recurring sales in Taiwan and Japan accounted for approximately 19% and 13% of the Company’s revenue, respectively.

Inventories

Inventories consist of finished goods and are valued at the lower of cost or market. The Company regularly reviews inventories on hand to identify any inventory that has become obsolete or has a cost basis in excess of its expected net realizable value, as well as any inventory quantities in excess of expected requirements. No write-downs were recorded during the nine months ended September 30, 2014 or the year ended December 31, 2013.

Revenue

The Company’s revenue is related to the monetization of its protein production platform through collaboration agreements, service agreements, government contracts and reagent protein products which may provide for various types of payments, including upfront payments, funding of research and development, milestone payments, intellectual property access fees and licensing fees. The Company’s revenue generating agreements also include potential revenues for achieving milestones and for product royalties.

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

The Company assesses milestone payments on an individual basis and recognizes revenue from nonrefundable milestone payments when the earnings process is complete and the payment is reasonably assured. Nonrefundable milestone payments related to arrangements under which the Company has continuing performance obligations are recognized as revenue upon achievement of the associated milestone, provided that (i) the milestone event is substantive and its achievability was not reasonably assured at the inception of the agreement and (ii) the amount of the milestone payment is reasonable in relation to the effort expended or the risk associated with the milestone event. Where separate milestone payments do not meet these criteria, the Company recognizes revenue using a contingency-adjusted performance model over the period of performance. For the three and nine months ended September 30, 2014, and 2013, no revenue in connection with the achievement of milestones has been recognized.

The Company’s reagent protein products are comprised of internally developed reagent protein products and those purchased from original manufacturers for resale. Revenues for reagent product sales are reflected net of attributable sales tax. The Company generally offers a 90 day return policy. The Company recognizes reagent product revenue from product sales when it is realized or realizable and earned. Revenue is realized or realizable and earned when all of the following criteria are met: (1) persuasive evidence of an arrangement exists, (2) delivery has occurred or services have been rendered, (3) the Company’s price to the buyer is fixed or determinable, and (4) collectability is reasonably assured. Revenue from sales transactions where the buyer has the right to return the product is recognized at the time of sale only if (1) the Company’s price to the buyer is substantially fixed or determinable at the date of sale, (2) the buyer has paid the Company, or the buyer is obligated to pay the Company and the obligation is not contingent on resale of the product, (3) the buyer’s obligation to the Company would not be changed in the event of theft or physical destruction or damage of the product, (4) the buyer acquiring the product for resale has economic substance apart from that provided by the Company, (5) the Company does not have significant obligations for future performance to directly bring about resale of the product by the buyer, and (6) the amount of future returns can be reasonably estimated. As of September 30, 2014, the Company has had minimal product returns related to reagent protein product sales. However, given the nature of the products, the Company has recorded a reserve of $13 thousand and $18 thousand for warranty and return rights at September 30, 2014 and December 31, 2013, respectively. The reserve is a component of accounts and unbilled receivables, net in the accompanying Balance Sheets.

Revenue under arrangements where the Company outsources the cost of fulfillment to third parties is evaluated as to whether the related amounts should be recorded gross or net. The Company records amounts collected from the customer as revenue, and the amounts paid to suppliers as cost of revenue when it holds all or substantially all of the risks and benefits related to the product or service. For transactions where the Company does not hold all or substantially all the risk, the Company uses net reporting and therefore records the transaction as if the end-user made a purchase from the supplier with the Company acting as a sales agent.

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

Level 1	Observable inputs such as quoted prices in active markets for identical assets or liabilities. Level 1 assets at September 30, 2014 and December 31, 2013 included the Company’s cash, cash equivalents and investments in certificates of deposit. There were no Level 1 liabilities;

Level 2	Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly. The Company had no Level 2 assets or liabilities at September 30, 2014 or December 31, 2013; and

Level 3	Unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of assets or liabilities in which there is little or no market data. The Company had no Level 3 assets or liabilities at September 30, 2014 or December 31, 2013.

The fair value measurements of the Company’s cash equivalents and investments, which are measured at fair value on a recurring basis as of September 30, 2014 and December 31, 2013, were determined using the inputs described above and are as follows:

	Total	Fair Value Measurements at Reporting Date Using
(in thousands)		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2014
Cash and money market funds	$55,405	$55,405	$—	$—
Certificates of deposit	—	—	—	—

Total	55,405	55,405	—	—
Less cash, cash equivalents and restricted cash	(55,405)	(55,405)	—	—

Total investments	$—	$—	$—	$—

December 31, 2013
Cash and money market funds	$7,983	$7,983	$—	$—
Certificates of deposit	1,250	1,250	—	—

Total	9,233	9,233	—	—
Less cash, cash equivalents and restricted cash	(7,983)	(7,983)	—	—

Total investments	$1,250	$1,250	$—	$—

Cash and money market funds include restricted cash, which is included in non-current assets on the balance sheets.

3. Property and Equipment

Property and equipment consisted of the following:

(in thousands)	September 30, 2014	December 31, 2013
Furniture and equipment	$32	$32
Computers and IT equipment	95	86
Purchased software	674	674
Lab and research equipment	2,704	2,695
Leasehold improvements	336	336
Other fixed assets	35	35

	3,876	3,858
Less: Accumulated depreciation and amortization	1,877	1,529

Property and equipment, net	$1,999	$2,329

For each of the three months ended September 30, 2014 and 2013, total depreciation and amortization expense was $0.1 million, and $0.3 million for each of the nine months ended September 30, 2014 and 2013, which is included in selling, general and administrative expenses and research and development in the accompanying Statements of Operations as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2014	2013	2014	2013
(in thousands)
Selling, general and administrative	$97	$68	$288	$205
Research and development	19	48	60	140

Total depreciation and amortization expense	$116	$116	$348	$345

4. Notes Receivable from Related Parties

On January 21, 2010, the Company issued promissory notes (“Notes”) to certain officers and employees totaling $87 thousand in principal related to the payment of personal taxes associated with the restricted shares of common stock issued to these respective employees as discussed in Note 11—Stock-Based Compensation. The principal balance of the Notes are due together with accrued and unpaid interest on the earliest of: (i) January 21, 2015, (ii) upon the occurrence and during the continuance of an event of default under the Note, (iii) the closing of a corporate event affecting the existing ownership structure, and (iv) the sale of any shares of common stock of the Company held by the maker to a third party. The Notes bear simple interest at 2.45% per annum. In June 2014, the Company’s Board of Directors approved the forgiveness of the principal amount and any accrued interest for each Note and to gross up each affected employee’s compensation, in full, for any withholding tax obligations incurred in connection with such Note forgiveness. The total charge of $157 thousand for the write-off of the notes, interest receivable, and related tax forgiveness was recorded in June 2014 and has been included in selling, general and administrative expenses in the accompanying Statement of Operations. The composition of notes receivable balance as of September 30, 2014 and December 31, 2013 was as follows:

(in thousands)	September 30, 2014	December 31, 2013
Principal balance	$—	$87
Accrued and unpaid interest	—	8

Total notes receivable	$—	$95

5. Intangible Assets

Intangible assets consisted of the following:

(in thousands)	September 30, 2014	December 31, 2013
Customer relationships	$3,750	$3,750
Developed technology	4,400	4,400
Trade names	910	910

Gross intangible assets	9,060	9,060
Less: Accumulated amortization	(2,565)	(2,167)

Total intangible assets, net	$6,495	$6,893

Amortization expense was $0.1 million for each of the three months ended September 30, 2014 and 2013 and $0.4 million for each of the nine months ended September 30, 2014 and 2013. Amortization expense is included within selling, general and administrative expense in the accompanying Statements of Operations. As of September 30, 2014, estimated amortization expense for the next five years amounts to approximately $0.5 million per year.

6. Accrued Liabilities

Accrued liabilities consisted of the following:

(in thousands)	September 30, 2014	December 31, 2013
Accrued vacation	$357	$321
Deferred rent	241	238
Other accrued employee-related liabilities	806	771
Accrued professional fees	631	191
Accrued supplier liability	128	747
Accrued subcontractor costs	553	526
Other accrued liabilities	144	159

	$2,860	$2,953

7. Lines of Credit Obligation

The Company entered into two Revolving Line of Credit agreements with Wells Fargo Bank, National Association (“Wells Fargo”). The first LOC was entered into in May 2012 (“2012 LOC”) and the second in June 2013 (“2013 LOC”). The maximum capacity for the 2012 LOC and 2013 LOC is $1.5 million and $2.4 million, respectively, for a total capacity of $3.9 million. Both LOCs are collateralized by money market accounts held at Wells Fargo. The documents governing the credit facilities contain both financial and other covenants. The Company was not in compliance with covenants pertaining to (i) the delivery of its 2012 audit report, which was delivered before May 15, 2014 along with the Company’s 2013 audit report; (ii) the pre-approval for certain capital expenditures; and (iii) the pre-approval required for entering into a lease for a commercial copier/printer. On April 2, 2014, the Company obtained from Wells Fargo a waiver for the covenants and confirmation that the Company may repurchase common stock up to a maximum of $0.5 million. On June 24, 2014, the Company entered into an amendment to the credit facilities which allows the Company to (i) make additional investments in fixed assets in any fiscal year; (ii) incur operating lease expenses in any fiscal year up to $0.6 million; and (iii) declare or pay any dividend or distribution either in cash, stock or any other property, or redeem, retire, repurchase or otherwise acquire any shares of any class of our stock in connection with the Company’s initial public offering.

As of September 30, 2014, the amount drawn down on the lines of credit was $1.4 million and $2.4 million for the 2012 LOC and the 2013 LOC, respectively, for a total outstanding amount of $3.8 million. Both lines of credit are due and payable in April 2015. As of September 30, 2014, the 2012 LOC was bearing a fixed interest rate of 2.00% above LIBOR, or 2.25%. As of September 30, 2014, the 2013 LOC was bearing fixed interest rates ranging from 2.25% to 2.375% as of that date. The Company recognized $63 thousand and $23 thousand of interest expense related to the LOCs for the nine months ended September 30, 2014 and 2013 and $22 thousand and $9 thousand for the three months ended September 30, 2014 and 2013, respectively.

8. Commitments and Contingencies

In September 2014, the Company amended its operating lease agreement to extend the term of the lease for an additional three years through March 31, 2024 and to lease additional facilities consisting of 7,315 square feet, resulting in a total increase in the estimated rent payments over the life of the lease by approximately $2.9 million. Base rent payments for the new space will commence in December 2014 and will increase total estimated rent payments over the life of the lease by approximately $1.5 million. The extended term on the existing space will increase total estimated rent payments by approximately $1.4 million. In addition to the base rent, the company is obligated to pay certain customary amounts for its share of operating expenses and tax obligations.

9. Common Stock and Preferred Stock

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

Series A-1 and A-2 Redeemable Convertible Preferred Stock

The Series A-1 and A-2 preferred stock had a contingent redemption feature allowing redemption by the holders at any time after December 31, 2014 upon the affirmative vote of sixty-six and two thirds (66  2⁄3%) of the holders. As the event that would trigger the redemption of the redeemable convertible preferred stock was not solely within the Company’s control, the redeemable convertible preferred stock had been classified as mezzanine equity (outside of permanent equity) on the Company’s balance sheet. The shares were to be redeemed by paying cash in an amount per share equal to the greater of (i) the Series A original issue price and any Series A dividends accrued but unpaid and (ii) the then-current fair market value of such shares.

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

As of December 31, 2013, there had been no conversions of redeemable convertible preferred stock to common stock by either Series A-1 or Series A-2 stockholders, and there were no dilutive issuances of common stock.

As of December 31, 2013, no dividends had been declared or paid. Cumulative dividends as of July 28, 2014 and December 31, 2013 were as follows (in thousands):

	Cumulative as of July 28, 2014		Cumulative as of December 31, 2013
(in thousands except dividends per share)	Dividends	Dividends per Share	Dividends	Dividends per Share
Series A-2	$4,457	$1.25	$3,815	$1.07
Series A-1	2,850	0.57	2,470	0.50

	$7,307		$6,285

In July 2014, the Company completed its initial public offering. In connection with the initial public offering, the Company issued 1,217,784 shares of common stock as payment of all accrued and unpaid dividends on the preferred stock through July 28, 2014.

10. Commitment to Repurchase Stock

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

11. Stock-Based Compensation

Summary Stock-Based Compensation Information

The following table summarizes our stock-based compensation expense by line item in the condensed consolidated statements of operations. This includes both the expense associated with stock options granted and the expense related to the restricted stock awards.

	For the three months ended September 30,		For the nine months ended September 30,
	2014	2013	2014	2013
(in thousands)
Cost of sales	$23	$6	$44	$19
Research and development	20	10	37	26
Selling, general and administrative	64	18	110	56

Total stock-based compensation expense	$107	$34	$191	$101

Stock Options

Total stock based compensation expense associated with stock options granted was $107 thousand and $14 thousand for the three months ended September 30, 2014 and 2013, respectively, and $191 thousand and $41 thousand for the nine months ended September 30, 2014 and 2013, respectively. The exercise price of all options granted during the three and nine months ended September 30, 2014 and 2013 was equal to the estimated fair value of the underlying common stock on the date of grant. The fair value of each stock option granted is estimated on the grant date under the fair value method using the Black-Scholes model. The estimated fair values of the stock option, including the effect of estimated forfeitures, are then expensed over the requisite service period which is generally the vesting period.

As of September 30, 2014, total unrecognized estimated compensation cost related to non-vested stock options granted prior to that date was $1.8 million, which is expected to be recognized over a weighted average period of approximately 3.7 years.

During the nine months ended September 30, 2014 and 2013, stock options to purchase approximately 77 thousand and 62 thousand shares of the Company’s common stock were exercised, respectively. The cash received by the Company from stock option exercises during the nine months ended September 30, 2014 and 2013 was approximately $33 thousand and $24 thousand, respectively.

In July 2014, our board of directors adopted a 2014 Equity Incentive Plan, or the 2014 Plan, and our stockholders approved it. Our 2014 Plan provides for the grant of incentive stock options, within the meaning of Section 422 of the Internal Revenue Code, to our employees and any parent and subsidiary corporations’ employees, and for the grant of nonstatutory stock options, restricted stock, restricted stock units, stock appreciation rights, performance units and performance shares to our employees, directors and consultants and our parent and subsidiary corporations’ employees and consultants. A total of 1,356,219 shares of our common stock have been reserved for issuance pursuant to the 2014 Plan. In addition, the shares reserved for issuance under our 2014 Plan will also include shares returned to the 2009 Plan as the result of expiration or termination of awards (provided that the maximum number of shares that may be added to the 2014 Plan pursuant to such previously granted awards under the 2009 Plan is 961,755 shares). The number of shares available for issuance under the 2014 Plan also includes an annual increase on the first day of each fiscal year beginning in 2015 and ending with and including the 2018 fiscal year, equal to the least of: (i) 1,356,219 shares; (ii) 2.5% of the outstanding shares of common stock as of the last day of our immediately preceding fiscal year; or (iii) such other amount as our board of directors may determine. In July 2014, our board of directors adopted a 2014 Employee Stock Purchase Plan, or the ESPP, and our stockholders approved it. A total of 355,618 shares of our common stock have been reserved for sale under the ESPP. In addition, our ESPP provides for annual increases in the number of shares available for sale under the ESPP on the first day of each fiscal year beginning in 2015, equal to the least of: (i) 355,618 shares; (ii) 1.5% of the outstanding shares of our common stock on the last day of our immediately preceding fiscal year; or (iii) such other amount as may be determined by the administrator.

Stock Option Assumption

The Company granted stock options to purchase approximately 384 thousand and 36 thousand shares of the Company’s common stock during the nine months ended September 30, 2014 and 2013, respectively. These stock options generally vest monthly over a four-year period. The exercise price of all stock options granted during the nine months ended September 30, 2014 and 2013 was equal to the estimated fair value of the Company’s common stock on the date of grant. The estimated fair value of each stock option granted was determined on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for the stock option grants:

The following assumptions were used to estimate the fair value of stock options:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Risk-free interest rate	2.0%	—	1.9% – 2.0%	1.2%
Expected volatility	53.0%	—	48.7% – 53.5%	54.4%
Expected forfeiture rate	4.4%	—	3.2 – 4.4%	1.9%
Expected dividend yield	0%	—	0%	0%
Expected life of options in years	6.0 – 6.1	—	5.5 – 6.1	6.1

The fair value of equity instruments that are ultimately expected to vest, net of estimated forfeitures, are recognized and amortized on a straight-line basis over the requisite service period. The Black-Scholes option-pricing model requires multiple subjective inputs, including a measure of expected future volatility. Until the initial public offering in July 2014, the Company’s stock did not have a readily available market. Consequently, the expected future volatility was based on the historical volatility for comparable publically traded companies over the most recent period commensurate with the estimated expected term of the Company’s stock options.

The risk-free interest rate assumption is based upon observed interest rates during the period appropriate for the expected term of the options. The expected term of options granted represents the period of time the options are expected to be outstanding. With the exception of the dividend paid in connection with the conversion of all preferred stock upon the completion of the Company’s initial public offering, the Company has never declared or paid dividends and has no plans to do so in the foreseeable future. Accordingly, the dividend yield assumption is based on the expectation that the Company will not pay dividends in the future. Authoritative guidance requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. For the nine months ended September 30, 2014 and 2013, share-based compensation expense related to stock options was $191 thousand and $41 thousand, respectively.

On July 24, 2014 and September 24, 2014, the Company granted options to certain members of its board of directors to purchase a total of 40 thousand shares and 20 thousand shares, respectively. All of the shares subject to these options will vest fully on the date of the next annual meeting of the Company’s stockholders held after the vesting commencement date, subject to the member continuing to be a service provider through the date of the annual meeting.

Restricted Stock Awards

In January 2010, the Company granted 1,034,850 shares of restricted stock to certain officers and employees with an estimated value of $0.31 per share, or $0.3 million. No restricted stock was granted during 2012 or 2013. Compensation expense is recognized for grants of restricted stock awards using the estimated value of the Company’s stock on the date of grant. Stock compensation is recognized on a straight line basis over the vesting period, which is generally four years. As of December 31, 2013, all 1,034,850 shares were fully vested. The stock-based compensation expense related to these restricted stock awards amounted to $60 thousand and $20 thousand for the nine and three months ended September 30, 2013. As these restricted stock awards were fully vested by December 31, 2013, there was no related compensation expense for the nine months ended September 30, 2014.

12. Net Loss Per Share

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

For the three and nine months ended September 30, 2014, the Company realized a net loss of $2.5 million and $6.2 million, respectively. Potentially dilutive securities totaled approximately 1.1 million for the both the three and nine months ended September 30, 2014.

For the three and nine months ended September 30, 2013, the Company realized a net loss of $1.7 million and $3.6 million, respectively. Potentially dilutive securities totaled approximately 0.7 million, respectively, for both the three and nine months ended September 30, 2013.

13. Subsequent Events

The Company has evaluated all subsequent events that have occurred after the date of the accompanying financial statements and there were none identified.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

The following discussion and analysis should be read together with our condensed financial statements and the notes to those statements included elsewhere in this Form 10-Q. This Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that are based on our management’s beliefs and assumptions and on information currently available to our management. The forward-looking statements are contained principally in the section entitled “Risk Factors” and this Management’s Discussion and Analysis of Financial Condition and Results of Operations. Forward-looking statements include, but are not limited to:

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

In this Form 10-Q, “we,” “us” and “our” refer to Pfenex Inc. and its subsidiaries

Overview

We are a clinical-stage biotechnology company engaged in the development of difficult to manufacture and high-value proteins, initially focused on biosimilar therapeutics, or biosimilars. Our lead product candidate is PF582, a biosimilar candidate to Lucentis (ranibizumab). Lucentis is marketed by Genentech, Inc. a wholly-owned member of the Roche Group and Novartis AG, for the treatment of patients with retinal diseases. For PF582, we are currently conducting a Phase 1b/2a trial in patients with wet age-related macular degeneration, or wet AMD, with interim safety and tolerability data expected in the first quarter of 2015, and expect to commence a Phase 3 trial in mid-2015 with results expected in 2017. We intend to commercialize PF582 with our own internal sales and marketing capabilities in North America and Europe. Our next most advanced product candidate is PF530, a biosimilar candidate to Betaseron (interferon beta-1b), marketed by Bayer AG for the treatment of multiple sclerosis. For PF530, we plan to initiate a Phase 1 trial in early 2015. We believe we are the most advanced in global development of these biosimilar product candidates. In addition to our two lead product candidates, our pipeline includes five other biosimilar candidates as well as vaccine, generic and next generation biologic candidates. We expect to file INDs for both our recombinant anthrax vaccine and our recombinant malaria vaccine programs by the end of 2014.

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

Our revenue for the nine months ended September 30, 2014 and 2013 was $8.6 million and $7.7 million, respectively, and was $2.8 million and $2.0 million for the three months ended September 30, 2014 and 2013, respectively. Our historical revenue has been primarily derived from monetizing our Pfēnex Expression Technology® through collaboration agreements, service agreements, government contracts and reagent protein product sales, which provide for various types of payments, including upfront payments, funding of research and development, milestone payments, intellectual property access fees and licensing fees. Currently, various government agencies are funding costs associated with our proprietary novel vaccine programs. Under our agreements, Strides Arcolab is responsible for funding third-party costs up to Phase 3 trials, at which time we share revenue and costs associated with the development of PF530 and other specific biosimilars developed pursuant thereto. As we continue to focus our business on the development of our product pipeline, we anticipate allocating fewer resources to certain aspects of our protein production activities that currently generate our revenue, which we expect will result in a decline of service-related revenue associated with protein production.

As of September 30, 2014, we had an accumulated deficit of $109.7 million of which $89.8 million was attributable to recognizing the accretion in the redemption value of our convertible preferred stock. We recognized net losses of $6.2 million and $3.6 million for the nine months ended September 30, 2014 and 2013, respectively, and net losses of $2.5 million and $1.7 million for the three months ended September 30, 2014 and 2013, respectively. We expect to incur substantial and increasing losses for the next several years as we develop and advance our lead product candidates through clinical development, expand our research and development activities, and prepare for the potential commercial launch of our lead product candidates. As a result, our research and development expenses will increase materially as we incur further costs of development. We currently utilize third-party clinical research organizations, or CROs, to carry out our clinical development and we do not yet have an extensive sales organization. We will need substantial additional funding to support our operating activities, especially as we approach anticipated regulatory approval in Europe, the United States and other territories, and begin to establish our commercialization capabilities. Adequate funding may not be available to us on commercially reasonable terms, or at all. Since our inception, we have funded our operations primarily through the sale and issuance of common stock in our initial public offering, the sale and issuance of convertible preferred stock, our credit facility, and revenue from our collaboration agreements, service agreements, government contracts and reagent protein product sales. We have devoted substantially all of our capital resources to the research and development of our product candidates and working capital requirements. Additionally, as we continue to focus our business on the development of our product pipeline, we anticipate allocating fewer resources to certain aspects of our protein production activities that currently generate our revenue, which we expect will result in a decline of service-related revenue.

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

Results of Operations

Comparison of the three and nine months ended September 30, 2014 and 2013

The following table summarizes our net loss during the periods indicated (in thousands, except percentages).

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands except for per share data)	2014	2013	Change	2014	2013	Change
Revenue	$2,801	$1,989	41%	$8,625	$7,683	12%
Cost of revenue	1,579	1,153	37%	6,031	4,488	34%

Gross profit	1,222	836	46%	2,594	3,195	(19%)
Operating expenses
Selling, general and administrative	2,447	1,599	53%	5,966	5,058	18%
Research and development	1,251	2,036	(39%)	2,789	4,088	(32%)

Total operating expense	3,698	3,635	2%	8,755	9,146	(4%)

Loss from operations	(2,476)	(2,799)	(12%)	(6,161)	(5,951)	4%
Other expense, net	(19)	(7)	171%	(58)	(17)	241%

Net loss before income taxes	(2,495)	(2,806)	(11%)	(6,219)	(5,968)	4%
Income tax benefit (expense)	—	1,116	(100%)	(1)	2,376	(100%)

Net loss	$(2,495)	$(1,690)	48%	$(6,220)	$(3,592)	73%

Revenue

	Three Months Ended September 30,			Nine Months Ended September 30,
(In thousands, except percentages)	2014	2013	Change	2014	2013	Change
Revenue	$2,801	$1,989	41%	$8,625	$7,683	12%

Revenue increased by $0.9 million, or 12%, to $8.6 million in the nine month period ended September 30, 2014 compared to $7.7 million in same period in 2013. The increase in revenue in the nine month period was due to an increase in activity related to our Px563L product candidate development under our government contracts, partially offset by a decrease in our protein production service work. Additionally, a one-time reagent protein sale to a single customer occurred in the nine month period ended September 30, 2013. Revenue increased by $0.8 million, or 41%, to $2.8 million in the three month period ended September 30, 2014 compared to $2.0 million in same period in 2013. The increase in revenue in the three month period was due to an increase in activity related to our Px563L and Px533 product candidate development under our government contracts, partially offset by a decrease in reagent product sales. We expect revenue related to our protein production services to decline in the near-term as we shift our resources to developing our product pipeline.

Cost of Revenue

	Three Months Ended September 30,			Nine Months Ended September 30,
(In thousands, except percentages)	2014	2013	Change	2014	2013	Change
Cost of revenue	$1,579	$1,153	37%	$6,031	$4,488	34%

Cost of revenue increased by approximately $1.5 million, or 34%, to $6.0 million in the nine month period ended September 30, 2014 compared to $4.5 million in same period in 2013. The increase in cost of revenue in the nine month period was due primarily to increased development costs for our proprietary novel vaccine programs which are funded by various government agencies as well as the lower cost of revenue associated with the one-time reagent sale of $1.8 million to a single customer in the nine month period ended September 30, 2013. Cost of revenue increased by $0.4 million, or 37%, to $1.6 million in the three month period ended September 30, 2014 compared to $1.2 million in the same period in 2013. The increase in cost of revenue in the three month period was due primarily to increased development costs for our proprietary novel vaccine programs which are funded by various government agencies. Given the nature of the novel vaccine development process, these costs will fluctuate depending on stage of development.

Selling, General and Administrative

	Three Months Ended September 30,			Nine Months Ended September 30,
(In thousands, except percentages)	2014	2013	Change	2014	2013	Change
Selling, general and administrative expenses	$2,447	$1,599	53%	$5,966	$5,058	18%

Selling, general and administrative expenses increased by $0.9 million, or 18% to $6.0 million in the nine month period ended September 30, 2014 compared to $5.1 million in the same period in 2013. Selling, general and administrative expenses increased by $0.8 million, or 53%, to $2.4 million in the three month period ended September 30, 2014 compared to $1.6 million in same period in 2013. The increase in selling, general and administrative expenses in both the three and nine month period was due to an increase in activities associated with operating as a publicly-traded company. We expect general and administrative costs to increase for activities associated with operating as a publicly-traded company, including maintaining compliance with exchange listing and Securities and Exchange Commission requirements. These increases will likely include legal fees, accounting fees, directors’ and officers’ liability insurance premiums and fees associated with investor relations. These increases will also likely include the hiring of additional personnel. We also intend to continue to incur increased internal and external business development costs to support our various product development efforts, which can vary from period to period.

Research and Development

	Three Months Ended September 30,			Nine Months Ended September 30,
(In thousands, except percentages)	2014	2013	Change	2014	2013	Change
Research and development expenses	$1,251	$2,036	(39%)	$2,789	$4,088	(32%)

Research and development expenses decreased by approximately $1.3 million, or 32%, to $2.8 million in the nine month period ended September 30, 2014 compared to $4.1 million in same period in 2013. The decrease in research and development expenses in the nine month period was due to the increase in development activity on the product candidate, PF530, by our partner Stelis, and resulting decrease in activity by us combined with manufacturing activity and purchase of comparator material for our product candidate PF582 Phase 1b/2a trial. Research and development decreased by $0.8 million, or 39%, to $1.3 million in the three month period ended September 30, 2014 compared to $2.0 million in same period in 2013. The decrease in research and development expenses in the three month period was due to the increase in development activity by our partner Stelis, and resulting decrease in activity by us, of PF530, as well as manufacturing activity and purchase of comparator material for our product candidate, PF582 Phase 1b/2a trial in the three month period ended September 30, 2013. We expect research and development expenses to increase as we advance our lead candidates and pipeline product candidates.

Other Expense, Net

Other expense, net increased by $41 thousand to $58 thousand in the nine month period ended September 30, 2014 compared to $17 thousand in same period in 2013. Other expense, net increased by $12 thousand to $19 thousand in the three month period ended September 30, 2014 compared to $7 thousand in same period in 2013. The increase was primarily due to an increase in the balance of our credit facility with Wells Fargo Bank, National Association, or Wells Fargo.

Income Tax Benefit

Income tax benefit decreased by $2.4 million, or nearly 100%, in the nine month period ended September 30, 2014 compared to the same period in 2013. Income tax benefit decreased by $1.1 million, or nearly 100%, in the three month period ended September 30, 2014 compared to the same period in 2013. We expect to have a loss for the full year resulting in only minimum tax exposure for the third quarter provision due to the valuation allowance on the deferred tax asset. We do not expect to record an income tax provision/expense in future years as we continue to generate net operating losses and corresponding valuation allowances due to our investments in our lead product candidates and other pipeline products.

Liquidity and Capital Resources

The following table summarizes our cash, cash equivalents and marketable securities:

(In thousands)	September 30, 2014	December 31, 2013
Cash, cash equivalents and short-term investments	$51,501	$5,204

Prior to our initial public offering, or IPO, we funded our operations primarily through the private placement of equity securities, our credit facilities and through collaboration agreements, service agreements, government contracts and reagent protein product sales. At September 30, 2014, we had $51.5 million in cash, cash equivalents and short-term investments compared to $5.2 million as of December 31, 2013 and $3.9 million in restricted cash as collateral for lines of credit at September 30, 2014 compared to $4.0 million at December 31, 2013. As of September 30, 2014 we had $3.8 million drawn under our $3.9 million revolving credit facility, an increase of $0.2 million compared to the year-end balance at December 31, 2013.

The documents governing the credit facilities contain financial and other covenants. We were not in compliance with covenants pertaining to (i) the delivery of our 2012 audit report, which was delivered before May 15, 2014 along with our 2013 audit report, (ii) the pre-approval for certain capital expenditures, and (iii) the pre-approval required for entering into a lease for a commercial copier/printer. On April 2, 2014, we obtained from Wells Fargo a waiver for the covenants and confirmation that we may repurchase common stock up to a maximum of $0.5 million. On June 24, 2014, we entered into an amendment to the credit facilities which allows us to (i) make additional investments in fixed assets in any fiscal year, (ii) incur operating lease expenses in any fiscal year up to $0.6 million, and (iii) declare or pay any dividend or distribution either in cash, stock or any other property, or redeem, retire, repurchase or otherwise acquire any shares of any class of our stock in connection with our initial public offering.

In July 2014, we completed our IPO pursuant to which we sold 9,429,084 shares of our common stock (inclusive of 1,095,751 shares of common stock from the exercise of the underwriters’ option to purchase additional shares) at a public offering price of $6.00 per share, resulting in net proceeds of approximately $52.6 million, after underwriting discounts and commissions but before offering expenses of approximately $2.3 million. We believe that our existing cash and cash equivalents and our cash inflow from operations will be sufficient to meet our anticipated cash needs for at least 18 to 24 months from our IPO, which we completed in July 2014. Our future capital requirements will depend on many factors, including the timing and extent of spending on our research and development efforts, the timing and success of our clinical trials, the expansion of our sales and marketing activities, the introduction of new product candidates, and the future market acceptance of our product candidates. In the event that additional financing is required from outside sources, we may not be able to raise such financing on terms acceptable to us or at all. If we are unable to raise additional capital when desired, our business, operating results and financial condition would be adversely affected.

Cash Flows

The following table sets forth the primary sources and uses of cash and cash equivalents for each of the periods presented below (in thousands).

	Nine months ended September 30,
	2014	2013
Net cash (used in) provided by:
Operating activities	$(4,574)	$(5,213)
Investing activities	1,230	(2,607)
Financing activities	50,891	1,128

Net increase (decrease) in cash and cash equivalents	$47,547	$(6,692)

Net cash used in operating activities was $4.6 million for the nine months ended September 30, 2014 compared to $5.2 million for the nine month period ended September 30, 2013. The use of cash in each period was primarily a result of net losses associated with our research and development activities which we anticipate to continue for the foreseeable future due to ongoing activities with our lead product candidates and product pipeline. In addition, we increased our general and administrative costs as a result of activities associated with operating as a publicly-traded company, which we anticipate to continue for the foreseeable future.

Net cash provided by investing activities was $1.2 million for the nine months ended September 30, 2014 compared to net cash used of $2.6 million for the nine month period ended September 30, 2013. No purchase of short-term investments was made in the nine month period ended September 30, 2014 and for the nine month period ended September 30, 2013 we used $5.5 million to purchase short-term investments. We had $1.3 million in maturities of short-term investments in the nine month period ended September 30, 2014 compared to $3.0 million in maturities of short-term investments in the nine month period ended September 30, 2013. We used $20 thousand and $115 thousand to purchase property and equipment in the nine month periods ended September 30, 2014 and September 30, 2013, respectively.

Net cash provided by financing activities was $50.9 million for the nine months ended September 30, 2014 compared to net cash provided of $1.1 million for the nine month period ended September 30, 2013. We borrowed approximately $0.2 million and $1.1 million under our revolving credit facility in the nine month periods ended September 30, 2014 and September 30, 2013, respectively. In the nine month period ended September 31, 2014 received net proceeds of approximately $52.6 million, after underwriting discounts and commissions but before offering expenses of approximately $2.3 million from our IPO. We used approximately $131 thousand to repurchase 423,185 shares of common stock pursuant to the amended and restated subscription agreement, dated May 2, 2014, immediately prior to the completion of our IPO in 2014. We received $33 thousand in the nine months ended September 30, 2014 and $24 thousand in the nine months ended September 30, 2013 for the issuance of common stock in connection with exercises of stock options.

Off-Balance Sheet Arrangements

We have not engaged in any off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K, other than a joint venture agreement, or JVA, with Strides Arcolab, and the indemnification agreements described below.

In March 2013, we and Strides Arcolab entered into the JVA. The JVA was established to provide a vehicle for the advancement of certain biosimilars successful in Phase 1 trials under a joint development and license agreement between us and Strides Arcolab. Under the terms of the JVA, both parties share equally in all decisions, and share revenue and expenses at a rate of 51% to Strides Arcolab and 49% to us. There has been no activity in the JV to date. Once a biosimilar product successfully completes a Phase 1 trial and Strides Arcolab and we agree to contribute the biosimilar to the JV, the JV will incur activity.

In the normal course of business, we enter into contracts and agreements that contain a variety of representations and warranties and provide for general indemnifications, including our Strides Arcolab agreements described above. Our exposure under these agreements is unknown because it involves claims that may be made against us in the future, but have not yet been made. As of September 30, 2014, we have not paid any claims or been required to defend any action related to our indemnification obligations. However, we may record charges in the future as a result of these indemnification obligations.

Contractual Obligations and Commitments

In September 2014, the Company amended its operating lease agreement to extend the term of the lease for an additional three years through March 31, 2024 and to lease additional facilities consisting of 7,315 square feet. Base rent payments for the new space will commence in December 2014 and will increase total estimated rent payments over the life of the lease by approximately $1.5 million. In addition to the base rent, the company is obligated to pay certain customary amounts for its share of operating expenses and tax obligations.

Other than as discussed above, there have been no other significant changes during the nine months ended September 30, 2014 to our contractual obligations disclosed in our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our prospectus filed pursuant to Rule 424(b) under the Securities Act of 1933, as amended, with the SEC on July 24, 2014.

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

We are exposed to market risk in the ordinary course of our business. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of fluctuations in interest rates and foreign currency exchange rates. As of September 30, 2014 and December 31, 2013, we did not hold or issue financial instruments for trading purposes.

Interest rate fluctuation risk

The primary objective of our investment activities is to preserve our capital to fund our operations. We also seek to maximize income from our cash and cash equivalents without assuming significant risk. To achieve our objectives, we invest our cash and cash equivalents in money market funds, treasury obligations, short term certificates of deposit and high-grade corporate securities, directly or through managed funds, with maturities of six months or less. As of September 30, 2014, we had cash and cash equivalents of $51.5 million consisting of cash of $0.8 million and investments of $50.7 million in highly liquid U.S. money market funds. In addition, we had $3.9 million in restricted cash all invested in highly liquid U.S. money market funds. A portion of our investments may be subject to interest rate risk and could fall in value if market interest rates increase. However, because our investments are primarily short-term in duration, we believe that our exposure to interest rate risk is not significant and a 100 basis point movement in market interest rates would not have a significant impact on the total value of our portfolio. We actively monitor changes in interest rates.

As of September 30, 2014, the total principal outstanding under our line of credit agreements was $3.8 million. The interest rates on our line of credit agreements bear interest at 2.00% above LIBOR or a fixed interest rate ranging from 2.25% to 2.375% as of that date. If overall interest rates had increased by 10% during the periods presented, our interest expense would not have been materially affected.

Foreign currency exchange risk

We contract with CROs, investigational sites and suppliers in foreign countries. We are therefore subject to fluctuations in foreign currency rates in connection with these agreements. We do not hedge our foreign currency exchange rate risk. To date we have not incurred any material effects from foreign currency changes on these contracts. The effect of a 10% adverse change in exchange rates on foreign currency denominated cash and payables as of September 30, 2014 would not have been material. However, fluctuations in currency exchange rates could harm our business in the future.

Inflation risk

Inflation may affect us by increasing our cost of labor and clinical trial costs. We do not believe that inflation has had a material effect on our business, financial condition or results of operations for any period presented herein.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of September 30, 2014. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives of ensuring that information we are required to disclose in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures, and is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. There is no assurance that our disclosure controls and procedures will operate effectively under all circumstances. As we disclosed in our Registration Statement on Form S-1 in connection with our initial public offering, we identified certain material weaknesses in our internal control over financial reporting resulting from (1) a lack of sufficient staff to deal with the various rules and regulations with respect to financial reporting, review and oversight responsibilities, segregation of duties and effective and timely financial close process; and (2) a lack of formalized and documented policies and procedures.

As described in our Registration Statement on Form S-1, and as discussed below, we are taking steps to remediate these material weaknesses in internal control over financial reporting; however, we are not yet able to determine whether the steps we are taking will fully remediate these material weaknesses.

Because of the material weaknesses in our internal control over financial reporting as previously disclosed, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2014, our disclosure controls and procedures were not effective at the reasonable assurance level. Our management, including our Chief Executive Officer and Chief Financial Officer, has concluded that notwithstanding the material weaknesses in our internal control over financial reporting, the condensed financial statements in this Quarterly Report fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with U.S. GAAP.

Management’s Remediation Efforts

As we disclosed in our Registration Statement on Form S-1, we commenced measures to remediate the identified material weaknesses throughout the nine months ended September 30, 2014 by commencing to hire qualified personnel, including a chief financial officer and accounting personnel, developing systems to manage our accelerated close process, undertaking multi-year financial planning and analyses and designing and implementing improved processes and internal controls, including ongoing senior management review and audit committee oversight.

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

With the exception of one year, we have incurred annual net operating losses since inception, and to date have generated only limited revenue from government contracts, service agreements, collaboration agreements, and reagent protein product sales. We have recorded net losses of $6.2 million, $3.6 million, $4.1 million and $2.6 million for the nine months ended September 30, 2014 and 2013 and the years ending December 31, 2013 and 2012, respectively, and had an accumulated deficit of $109.7 million and had net working capital of $48.7 million as of September 30, 2014. We have funded our operations primarily through the sale and issuance of common stock in our initial public offering, the sale and issuance of convertible preferred stock, our credit facility, and revenue from government contracts, service agreements, collaboration agreements and reagent protein product sales. As of September 30, 2014, we had capital resources consisting of cash and cash equivalents of $51.5 million. The sale and issuance of common stock in our initial public offering in July 2014, and the exercise of the underwriters’ option to purchase additional shares in August 2014, provided net proceeds of approximately $52.6 million.

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

We believe that our available cash and cash equivalents, including the proceeds from our initial public offering, availability under our existing credit facilities, and any revenue from our government contracts, service agreements, collaboration agreements, and reagent protein product sales will allow us to fund our operating plan through at least 18 to 24 months from our IPO, which we completed in July 2014. In addition, we may seek additional capital due to favorable market conditions or strategic considerations, even if we believe we have sufficient funds for our current or future operating plans. Our future capital requirements may vary depending on the following:

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

As of September 30, 2014, we had 31 full-time employees. Our management and personnel, systems and facilities currently in place may not be adequate to support this future growth. Therefore, we will need to continue to expand our managerial, operational, finance and other resources to manage our operations and clinical trials, continue our development activities and commercialize our product candidates, if approved. In order to effectively execute our growth strategy, we will be required to:

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

Our cash and cash equivalents and short term investments could be adversely affected if the financial institutions in which we hold our cash and cash equivalents and short term investments fail.

We regularly maintain cash balances at third-party financial institutions in excess of the Federal Deposit Insurance Corporation, or FDIC, insurance limit. While we monitor the cash balances in our accounts and adjust the balances as appropriate, these balances could be impacted, and there could be a material adverse effect on our business, if one or more of the financial institutions with which we deposit fails or is subject to other adverse conditions in the financial or credit markets. To date, we have experienced no loss or lack of access to our invested cash or cash equivalents; however, we can provide no assurance that access to our invested cash and cash equivalents will not be impacted by adverse conditions in the financial and credit markets.

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

We have invested a significant portion of our time, financial resources and efforts in the development of our two most advanced biosimilar product candidates, PF582 and PF530. As of September 30, 2014, we have invested approximately $6.9 million in the development of these product candidates. The clinical and commercial success of our product candidates will depend on a number of factors, including the following:

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

Clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain. Furthermore, we rely on CROs, and clinical trial sites to ensure the proper and timely conduct of our clinical trials. While we have agreements governing the committed activities of our CROs, we have limited influence over their actual performance. A failure of one or more of our clinical trials can occur at any time during the trial process. The results of preclinical studies and early clinical trials of our product candidates may not be predictive of the results of later-stage clinical trials. Product candidates that have shown promising results in early studies may still suffer significant setbacks in subsequent clinical studies. For example, the results generated to date in clinical trials for PF582 do not ensure that later clinical trials, including our planned Phase 3 clinical trial for PF582, will demonstrate similar results. There is a high failure rate for drugs and biologics proceeding through clinical studies, and product candidates in later stages of clinical trials may fail to show the desired safety and efficacy despite having progressed through preclinical studies and initial clinical trials. A number of companies in the biopharmaceutical industry have suffered significant setbacks in advanced clinical trials due to lack of efficacy or adverse safety profiles, notwithstanding promising results in earlier clinical trials, and we cannot be certain that we will not face similar setbacks. Even if our clinical trials are completed, nonclinical and clinical data are often susceptible to varying interpretations and analyses, and the results may not be sufficient to obtain regulatory approval for our product candidates.

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

We intend to pursue market authorization globally, beginning in territories within the EEA. The European Union has, since October 2005, had a regulatory framework for the approval of biosimilar products and, as of September 30, 2014, has approved more than 20 biosimilar products. In the United States an abbreviated pathway for approval of biosimilar products was established by the Biologics Price Competition and Innovation Act of 2009, or BPCIA, enacted on March 23, 2010, as part of the Patient Protection and Affordable Care Act. The BPCIA established this abbreviated pathway under section 351(k) of the Public Health Service Act, or PHSA. Subsequent to the enactment of the BPCIA the FDA issued draft guidance regarding the demonstration of biosimilarity as well as the submission and review of biosimilar applications. However, there have been no biosimilar products approved under the 351(k) pathway as of September 30, 2014. Moreover, market acceptance of biosimilar products in the U.S is unclear. Numerous states are considering or have already enacted laws that regulate or restrict the substitution by state pharmacies of biosimilars for biological products already licensed by the FDA pursuant to BLAs, or “reference products”. Market success of biosimilar products will depend on demonstrating to patients, physicians, payors, and relevant authorities that such products are safe and efficacious compared to other existing products.

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

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups, or JOBS, Act enacted in April 2012, and may remain an “emerging growth company” for up to five years following the completion of our initial public offering, although, if we have more than $1.0 billion in annual revenue, if the market value of our common stock that is held by non-affiliates exceeds $700 million as of September 30 of any year, or we issue more than $1.0 billion of non-convertible debt over a three-year period before the end of that five-year period, we would cease to be an “emerging growth company” as of the following December 31. For as long as we remain an “emerging growth company,” we are permitted and intend to rely on exemptions from certain disclosure requirements that are applicable to other public companies that are not “emerging growth companies.” These exemptions include:

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

Our management and independent registered public accounting firm did not perform an evaluation of our internal control over financial reporting during any period as would be required under Section 404. Had we and our independent registered public accounting firm performed an evaluation of our internal control over financial reporting as would be required under Section 404, additional control deficiencies amounting to material weaknesses may have been identified. We cannot be certain as to when we will be able to implement the requirements of Section 404 when they become applicable to us. If we fail to implement the requirements of

Section 404 in a timely manner, we might be subject to sanctions or investigation by regulatory agencies such as the SEC. In addition, failure to comply with Section 404 or the report by us of a material weakness may cause investors to lose confidence in our financial statements, and the market price of our common stock may decline. If we fail to remedy any material weakness, our financial statements may be inaccurate, our access to the capital markets may be restricted and the market price of our common stock may suffer.

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

As of September 30, 2014 the resale of approximately 10.9 million shares, or 54% of our outstanding shares, are currently prohibited or otherwise restricted as a result of securities law provisions, market standoff agreements entered into by our stockholders with us or lock-up agreements entered into by our stockholders with the underwriters of our initial public offering; however, subject to applicable securities law restrictions, these shares will be able to be sold in the public market beginning January 20, 2015. In addition, 0.6 million shares subject to outstanding options were exercisable as of September 30, 2014, and the shares reserved for future issuance under our stock option and equity incentive plans will become available for sale immediately upon the exercise of such options and the expiration of any applicable market stand-off or lock-up agreements.

Additionally, holders of approximately 10.8 million shares, or 53%, of our outstanding shares, will have rights, subject to some conditions, to require us to file registration statements covering the sale of their shares or to include their shares in registration statements that we may file for ourselves or other stockholders.

Our directors, executive officers and principal stockholders will continue to have substantial control over us and could limit investors’ ability to influence the outcome of key transactions, including transactions that would cause a change of control.

As of September 30, 2014 our executive officers, directors and stockholders who owned more than 5% of our outstanding common stock and their respective affiliates beneficially owned or controlled approximately 52% of the outstanding shares of our common stock. Accordingly, these executive officers, directors and stockholders and their respective affiliates, acting as a group, have substantial influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets or any other significant corporate transactions. These stockholders may therefore delay or prevent a change of control of us, even if such a change of control would benefit our other stockholders. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) Recent Sale of Unregistered Securities

Between July 1, 2014 and September 30, 2014, we sold securities in transactions that were not registered under the Securities Act as set forth below.

In July 2014, in connection with the completion of our initial public offering, all shares of our then-outstanding preferred stock were automatically converted into 8,634,857 shares of common stock at a conversion ratio of approximately 0.91966 for our Series A-1 Preferred Stock and approximately 1.1406 for our Series A-2 Preferred Stock.

In July 2014, upon the completion of our initial public offering, we issued an aggregate of 1,217,784 shares of common stock in connection with the payment of all accrued and unpaid dividends through July 28, 2014.

None of the foregoing transactions involved any underwriters, underwriting discounts or commissions, or any public offering, and each transaction was deemed to be exempt from the registration requirements of the Securities Act, in reliance on (i) Section 4(2) of the Securities Act (or Regulation D promulgated thereunder) as transactions not involving a public offering, (ii) Section 3(a)(9) of the Securities Act, (iii) Rule 701 promulgated under the Securities Act as transactions pursuant to compensatory benefit plans or contracts relating to compensation as provided under such rule, or (iv) Regulation S promulgated under the Securities Act as transactions made outside of the United States. The recipients of the securities in each of these transactions represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were placed upon the stock certificates issued in these transactions. All recipients had adequate access, through their relationships with us, to information about us. The sales of these securities were made without any general solicitation or advertising.

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

(c) Issuer Purchases of Equity Securities

Date	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
July 1-31, 2014	423,185	*	$0.31	—	—
August 1-31, 2014	—		—	—	—
September 1-30, 2014	—		—	—	—

Total	423,185		$0.31	—	—

*-	The Company repurchased 423,185 shares of its common stock at a purchase price of $0.31 per share pursuant to the amended and restated subscription agreement, dated May 2, 2014, entered into with certain stockholders, including Signet Healthcare Partners Accredited Partnership III, LP and Signet Healthcare Partners QP Partnership III, LP.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Our 2015 annual meeting of stockholders will be held at the offices of Wilson Sonsini Goodrich & Rosati, P.C., outside counsel to the Company, located at 12235 El Camino Real, Suite 200, San Diego, CA, 92130 on Wednesday, April 15, 2015 at 10:00 a.m., Pacific Time for stockholders of record on March 9, 2015. Pursuant to the Company’s Bylaws, in order for a stockholder to nominate someone to be elected as a director by the stockholders at the 2015 Annual Meeting or to propose business at the 2015 Annual Meeting, other than pursuant to Rule 14a-8 of the Securities Exchange Act of 1934, as amended, notice of such nomination or business must be received by the Company’s Secretary no sooner than December 16, 2014, and no later than January 15, 2015. Additionally, for a stockholder proposal to be considered for inclusion in our proxy statement for our 2015 annual meeting of stockholders, our Secretary must receive the written proposal at our principal executive offices a reasonable amount of time before the mailing of our proxy materials. In addition, stockholder proposals must comply with the requirements of Rule 14a-8 under the Securities Exchange Act of 1934, as amended, or the Exchange Act, regarding the inclusion of stockholder proposals in company-sponsored proxy materials.

Such notices or proposals should be addressed to:

Pfenex Inc.

Attention: Secretary

10790 Roselle Street

San Diego, CA 92121

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

PFENEX INC.

Dated: November 14, 2014	By:	/s/ Bertrand C. Liang
Bertrand C. Liang
President and Chief Executive Officer
(Principal Executive Officer)

Dated: November 14, 2014	By:	/s/ Paul A. Wagner
Paul A. Wagner
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Incorporated by Reference Herein
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date

10.1	Lease Agreement, dated June 22, 2010, between the Registrant and BRS-TUS7TN SAFEGUARD ASSOCIATES II, LLC.	S-1	333-196539	10.5	June 5, 2014

10.2	First Amendment to Multi-Tenant Industrial/Commercial Lease dated September 4, 2014 between Pfenex Inc. and BRS-Tustin Safeguard Associates II, LLC.	8-K	001-36540	10.1	September 25, 2014

10.3	Subcontract Agreement, effective September 11, 2009, between the Registrant, as assignee of The Dow Chemical Company, and Science Applications International Corporation.	S-1/A	333-196539	10.12	June 25, 2014

10.4*+	Subcontract Agreement, Modification 21, effective September 12, 2014, between the Registrant, as assignee of The Dow Chemical Company, and Science Applications International Corporation.

31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

+	Confidential treatment has been requested for a portion of this exhibit. The confidential portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission.
*	Filed herewith.
**	The information in this exhibit is furnished and deemed not filed with the Securities and Exchange Commission for purposes of section 18 of the Exchange Act of 1934, as amended (the “Exchange Act”), and is not to be incorporated by reference into any filing of Pfenex Inc. under the Securities Act of 1933, as amended (the “Securities Act”), or the Exchange Act, whether made before or after the date hereof, regardless of any general incorporation language in such filing.