Form 10-K
period 2014-12-31
Pfenex Inc.
filed 2015-03-16
CIK 1478121

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 Or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 001-36540

Pfenex Inc.

(Exact name of registrant as specified in its charter)

Delaware	27-1356759
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

10790 Roselle Street

San Diego, California 92121

(Address of principal executive offices) (Zip Code)

858.352.4400

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, par value $0.001 per share	NYSE MKT LLC
(Title of each class)	(Name of each exchange on which registered)

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act:    Yes  ☐    No   ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act:    Yes  ☐    No   ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the closing price of a share of the registrant’s common stock on July 24, 2014 as reported by the NYSE MKT on such date was approximately $45.5 million. The registrant has elected to use July 24, 2014, which was the initial trading date on the NYSE MKT, as the calculation date because on June 30, 2014 (the last business day of the registrant’s mostly recently completed second fiscal quarter), the registrant was a privately-held company. Shares of the registrant’s common stock held by each executive officer, director and holder of 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purpose.

As of March 2, 2015, 20,522,557 shares of the registrant’s common stock, $0.001 par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for its 2015 Annual Meeting of stockholders are incorporated by reference in Part III of this Annual Report on Form 10-K where indicated. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2014.

Pfenex Inc.

Annual Report on Form 10-K

For the Fiscal Year Ended December 31, 2014

-i-

As used in this Annual Report on Form 10-K, the terms “the Company,” “we,” “us” and “our” refer to Pfenex Inc., unless the context indicates otherwise.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the federal securities laws, which statements involve substantial risks and uncertainties. Forward-looking statements generally relate to future events or our future financial or operating performance. In some cases, you can identify forward-looking statements because they contain words such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans or intentions. Forward-looking statements contained in this Annual Report on Form 10-K include, but are not limited to, statements about:

•	our and our collaboration partners’ ability to enroll patients in our clinical studies at the pace that we project;

•	the timing and the success of the design of the clinical trials and planned clinical trials of PF582 and PF530;

•	whether the results of our and our collaboration partners’ trials will be sufficient to support domestic or global regulatory approvals for PF582 and PF530;

•	our and our collaboration partners’ ability to obtain and maintain regulatory approval of PF582 and PF530 or our future product candidates;

•	our reliance on third parties to conduct clinical studies;

•	our reliance on third-party contract manufacturers to manufacture and supply our product candidates for us;

•	the benefits of the use of PF582 and PF530 or any future product candidates;

•	the rate and degree of market acceptance of PF582 and PF530 or any future product candidates;

•	our expectations regarding government and third-party payor coverage and reimbursement;

•	our and our collaboration partners’ ability to manufacture PF582 and PF530 in conformity with the FDA’s requirements and to scale up manufacturing of PF582 and PF530 to commercial scale;

•	our ability to successfully build a specialty sales force, or collaborate with third-party distributors, to commercialize our products;

•	our ability to compete with companies currently producing the reference products, including Lucentis and Betaseron;

•	our reliance on our collaboration partners’ performance over which we do not have control;

•	our ability to retain and recruit key personnel, including development of a sales and marketing function;

•	our ability to obtain and maintain intellectual property protection for PF582 and PF530 or any future product candidates;

•	our estimates of our expenses, ongoing losses, future revenue, capital requirements and our needs for or ability to obtain additional financing;

•	the sufficiency of our cash and cash equivalents and cash generated from operations to meet our working capital and capital expenditure needs;

-ii-

•	our expectations regarding the market size and growth potential for our business;

•	our estimates of the expected patent expiration timelines for Lucentis, Betaseron, Forteo and other branded reference biologics;

•	our expectations regarding the time during which we will be an emerging growth company under the Jumpstart Our Business Startups Act;

•	our ability to develop new products and product candidates;

•	our ability to successfully establish and successfully maintain appropriate collaborations and derive significant revenue from those collaborations;

•	our financial performance; and

•	developments and projections relating to our competitors or our industry.

We caution you that the foregoing list may not contain all of the forward-looking statements made in this Annual Report on Form 10-K.

You should not rely upon forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Annual Report on Form 10-K primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, results of operations, and prospects. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties, and other factors described in the section titled “Risk Factors” and elsewhere in this Annual Report on Form 10-K. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Annual Report on Form 10-K. We cannot assure you that the results, events, and circumstances reflected in the forward-looking statements will be achieved or occur, and actual results, events, or circumstances could differ materially from those described in the forward-looking statements.

The forward-looking statements made in this Annual Report on Form 10-K relate only to events as of the date on which the statements are made. We undertake no obligation to update any forward-looking statements made in this Annual Report on Form 10-K to reflect events or circumstances after the date of this Annual Report on Form 10-K or to reflect new information or the occurrence of unanticipated events, except as required by law. We may not actually achieve the plans, intentions, or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures, or investments we may make.

Pfēnex™ and Pfēnex Expression Technology® are our primary registered trademarks. This Annual Report on Form 10-K contains these trademarks and some of our other trademarks, trade names and service marks. Each trademark, trade name or service mark of any other company appearing in this Annual Report on Form 10-K belongs to its respective holder.

-iii-

PART I

Item 1.	Business

Overview

We are a clinical-stage biotechnology company engaged in the development of biosimilar therapeutics and high-value and difficult to manufacture proteins. Our lead product candidate is PF582, a biosimilar candidate to Lucentis (ranibizumab). Lucentis, marketed by Genentech, Inc., a wholly-owned member of the Roche Group and Novartis AG, for the treatment of patients with retinal diseases, achieved approximately $4.3 billion in global product sales in 2013. For PF582, we are currently conducting a Phase 1b/2a trial in patients with wet age-related macular degeneration, or wet AMD, with interim safety and tolerability data expected in the first quarter of 2015, and expect to commence a Phase 3 trial with our collaboration partner, Hospira, Inc., or Hospira, in 2016. Hospira will be responsible for the manufacturing and commercialization of PF582 globally upon successful receipt of marketing approval. Our next most advanced product candidate is PF530, a biosimilar candidate to Betaseron (interferon beta-1b) that is marketed by Bayer AG for the treatment of multiple sclerosis and achieved over $1.4 billion in global product sales in 2013. For PF530 we plan to initiate a Phase 1 trial in early 2015. We believe we are the most advanced in global development of these biosimilar product candidates. In addition to our two most advanced product candidates, our pipeline includes five other biosimilar candidates as well as vaccine, generic and next generation biologic candidates. To date, none of our product candidates have received marketing authorization from any regulatory agency, and therefore we have not received revenue from the sale of any of our product candidates.

Our product candidates are enabled by our patented protein production platform, Pfēnex Expression Technology®, which we believe confers several important competitive advantages compared to traditional techniques for protein production, including the ability to produce complex proteins with higher accuracy and greater degree of protein purity, as well as speed and cost advantages. The development of proteins, such as biosimilars, requires several competencies which represent both challenges and barriers to entry. Due to their inherent complexity, proteins require the use of living organisms to efficiently produce them at a large scale. Traditional techniques for protein production employ a trial and error approach to production organism, or strain, selection and process optimization, which is inherently inefficient and typically produces suboptimal results. This historically inefficient process provides barriers to create or replicate complex proteins, adds significant time to market and results in the high cost of goods typical of biologic therapeutics. Together, these limitations pose significant hurdles for companies interested in entering the market with biosimilar products. Our platform utilizes a proprietary high throughput robotically-enabled parallel approach, which allows the construction and testing of thousands of unique protein production variables in parallel, thereby allowing us to produce and characterize complex proteins while reducing the time and cost of development and long-term production.

The 2012 global biologics market represented over $160 billion in product sales, with virtually the entire market comprised of branded innovator products. We believe the emerging biosimilar market will be significant due to the large number of blockbuster products losing patent protection in the next several years, abbreviated regulatory pathways for the approval of biosimilars and a mandate for lower drug costs by governments and private payers. A biosimilar is a biologic product that has been demonstrated to be highly similar to a biologic product that is already approved, referred to as a reference product, notwithstanding minor differences in clinically inactive components, and where there are no clinically meaningful differences between the reference product and the biosimilar in terms of the safety, purity, and potency of the product. By 2020, 47 biologic products representing approximately $45 billion of aggregate 2010 product sales will have become available globally. The market opportunities for our two most advanced product candidates are substantial. Lucentis achieved approximately $4.3 billion in global product sales in 2013. By the second quarter of 2018, markets with 2013 Lucentis sales of approximately $530 million will lose patent protection, and become available to PF582. Additionally, by the second quarter of 2020, markets with an additional $2.0 billion in 2013 sales will lose patent protection and become available for biosimilars, and after January 2022 markets with an additional $1.7 billion in 2013 sales will also lose patent protection. Betaseron achieved over $1.4 billion in product sales in 2013.

Interferon beta-1b product sales in markets where no intellectual property barriers exist totaled in excess of $52 million in 2013 with other territories representing the balance of product sales becoming available between 2017 and 2021.

Our biosimilar product candidate selection strategy is to focus on products with large addressable markets, which will be free of intellectual property barriers in major markets over our projected approval timelines, and for which our Pfēnex Expression Technology® enables efficient and large scale manufacturing. Our pipeline of product candidates and preclinical products under development includes six wholly-owned programs, one that is being developed in a collaboration with Hospira, a leading provider of injectable drugs and infusion technologies, and three that are being developed in a joint venture with Strides Arcolab Limited, a specialty pharmaceutical company. In addition, we are also developing proprietary vaccine candidates that are being funded by the Department of Health and Human Services within the United States government.

Recent Developments

Collaboration with Hospira

On February 9, 2015, we entered into a Development and License Agreement, or Collaboration Agreement, with Hospira pursuant to which we and Hospira will collaboratively develop PF582 for retinal diseases. Under the terms of the Collaboration Agreement, Hospira received exclusive licenses and rights and assumed responsibility for the manufacturing and commercialization of PF582, and is obligated to use commercially reasonable efforts to manufacture and commercialize PF582 globally. In consideration for the exclusive license and other rights contained in the Collaboration Agreement, we are eligible to receive up to $342 million in one-time payments, including a non-refundable payment of $51 million, which is expected in March of 2015 once the Collaboration Agreement receives U.S. antitrust approval, and up to $291 million upon the successful achievement of certain pre-commercial and commercial milestones, and double digit escalating royalties on annual sales of PF582. The Collaboration Agreement also includes an obligation for each of us and Hospira to offer the other an opportunity to co-develop any other ophthalmic biological product that inhibits vascular endothelial growth factor A, or VEGF-A.

We and Hospira have established an executive steering committee with equal representation to review and oversee the collaboration, including approval of any development plans. Each party has ultimate decision- making authority with respect to a specified limited set of issues, and for all other issues, including material changes to the development plan, the matter must be resolved by consensus or by an expedited arbitration process. Subject to the oversight of that committee, Hospira will control and implement, at its expense, the strategies for obtaining and litigating third party patent clearances and determining timing for market entry for PF582 in all markets.

We and Hospira will each bear fifty percent of the costs of completing clinical development for PF582, with our share capped at $20 million, $10 million of which will be setoff as a credit against royalties payable to us, unless the Collaboration Agreement is terminated prior to such setoff, in which case, any amounts not setoff would be payable by us in accordance with an agreed upon payment structure. We and Hospira intend to complete manufacturing technology transfer in 2015 and initiate the Phase 3 trial for PF582 in 2016.

Unless terminated earlier, the Collaboration Agreement will continue for twenty years from the first commercial sale of PF582. The Collaboration Agreement includes standard and customary termination provisions and effects thereof. In the event of an assignment of the Collaboration Agreement, any entity to whom the agreement is assigned will be obligated to assume the responsibilities of the assigning party. The Collaboration Agreement will take effect only after the parties have received customary approval from the applicable U.S. antitrust authority.

JDLA and Joint Venture Agreement with Strides Arcolab

On February 19, 2015, we notified Strides Arcolab that we are removing PF530 Interferon beta 1B, PF726 PEGylated interferon beta 1B and PF529 PEGylated filgrastim from the Joint Development and License

Agreement, or JDLA. We intend to independently advance these candidates as wholly-owned products. We intend to continue to advance the preclinical and clinical development of biosimilars for human growth hormone (Genotropin, Humatrope, Nutropin), interferon-alpha (Pegasyb) and pegaspargase (Oncaspar) with Strides Arcolab. We also plan to evaluate new product candidates to add to our pipeline. In addition, given market developments we have reprioritized development efforts on Peg-interferon alpha 2a.

Product Candidates

The following table summarizes certain information about our product candidates:

Product Candidate	Branded Reference Drug	Collaboration Partner	Indication	Expected Status/Milestones
Biosimilars(1)
PF582 – Ranibizumab	Lucentis	Hospira	Wet age-related macular degeneration(2)	Phase 1b/2a in-process—Phase 3 commencing in 2016

PF530 – Interferon beta-1b	Betaseron	Wholly-Owned	Relapsing Multiple sclerosis(3)	Phase 1 commencing in Q1 2015

Generic
PF708 – Teriparatide	Forteo	Wholly-Owned	Osteoporosis	ANDA enabling PK study commencing in the second half of 2015

Novel Vaccines
Px563L – rPA based anthrax vaccine	N/A	U.S. Government Funded	Anthrax vaccine	Phase 1 commencing in 2015

Px533 – Malaria vaccine	N/A	U.S. Government Funded	Malaria vaccine	Phase 1 commencing in 2015

(1)	To the extent our biosimilar products are approved for use in the United States and European Union at a future date, we believe that our biosimilar products will be approved for the indications of the reference products, although regulatory authorities may provide approval for only some indications under certain circumstances.
(2)	Lucentis is indicated for use in patients with neovascular age-related macular degeneration, macular edema following retinal vein occlusion, diabetic macular edema in both the United States and European Union. Lucentis is also indicated only in the European Union for use in patients with choroidal neovascularization secondary to pathologic myopia and indicated only in the United States to treat diabetic retinopathy (DR) for use in patients with diabetic macular edema (DME).
(3)	Betaseron is indicated for use in patients with relapsing forms of multiple sclerosis, including patients who have experienced a first clinical episode and have had an MRI consistent with multiple sclerosis in the United States only. Betaferon is indicated for use in patients with relapsing remitting multiple sclerosis, relapsing secondary progressive multiple sclerosis, and patients with a first clinical event suggestive of multiple sclerosis in the European Union only.

The following table summarizes certain information about our preclinical products under development:

Preclinical Products Under Development

Preclinical Product	Branded Reference Drug	Collaboration Partner	Indication	Status
Biosimilars(1)
PF726 – Peg- interferon beta	N/A(2)	Wholly-Owned	Relapsing Multiple	Formulation Development
sclerosis

PF529 Peg- filgrastim	Neulasta	Wholly-Owned	Neutropenia in cancer	Process Development
patients
PF688 – Certolizumab-pegol	Cimzia	Wholly-Owned	Crohn’s disease (U.S.	Process Development
only) and arthritis

PF694 – Peg- interferon alpha-2a	Pegasys	Strides Arcolab	Chronic Hepatitis B	Process Development
and C

PF444 – Human growth hormone	Genotropin	Strides Arcolab	Growth disturbance	Process Development

PF690 Peg aspargase	Oncaspar	Strides Arcolab	Acute Lymphoblastic	Entering Process
			Leukemia	Development

Novel Vaccines
Px563L-SDI rPA based anthrax vaccine 2nd generation	N/A	U.S. Government	Anthrax vaccine	Formulation Development
Funded

(1)	To the extent our biosimilar products are approved for use in the United States and European Union at a future date, we believe that our biosimilar products will be approved for the indications of the reference products, although regulatory authorities may provide approval for only some indications under certain circumstances.
(2)	PF726 is currently being evaluated as a next generation biologic.

PF582 – Ranibizumab

With the safety and efficacy of Lucentis already established by the innovator companies, a key hurdle in the development of PF582, like any biosimilar candidate, is establishing bioanalytical similarity of the product candidate to the reference product pursuant to applicable regulations. We have completed extensive bioanalytical similarity studies comparing PF582 to multiple lots of United States and European Union sourced Lucentis as well as comparability studies between multiple lots of PF582 at the pilot scale and commercial scale. We have also completed a preclinical study using an animal model that demonstrated, when injected into the animals’ eyes, PF582 and Lucentis yielded similar tolerability and pharmacological profiles. Based on our analytical and preclinical data package, the U.S. Food and Drug Administration, or FDA, granted us a Biosimilar Initial Advisory Meeting which was held in January 2014. We discussed the data we had generated to date, our Phase 3 trial design and our strategy for the comparison of European Union and the United States licensed reference products. In the subsequent meeting minutes, the FDA indicated that our analytical data appear acceptable to support the development of PF582 as a biosimilar candidate to Lucentis. Similarly, we have had discussions with the European Union’s Committee for Medicinal Products for Human Use, or CHMP.

We have completed enrolment in a randomized Phase 1b/2a trial to evaluate the safety and efficacy of PF582 for the treatment of wet AMD patients compared to Lucentis. The efficacy endpoints are visual acuity and retinal thickness. We enrolled 25 patients at multiple sites in New Zealand and expect interim safety and tolerability data in the first quarter of 2015. The sentinel patient treated with PF582 prior to randomization showed a five letter increase in visual acuity on an eye chart and a reduction in retinal thickness at one month. These initial results are consistent with the results expected from Lucentis. In February 2015, we entered into a collaboration agreement with Hospira, in which Hospira assumed responsibility for the sale, marketing, promotion and commercialization of the PF582 in certain major markets. Under the terms of the collaboration agreement, we will share the Phase 3 equivalence clinical trial costs with our share capped at $20 million, $10 million of which will be setoff as a credit against royalties payable to us, unless the Collaboration Agreement is terminated prior to such setoff. We expect the global Phase 3 trial to begin in 2016 and believe positive results from this trial will provide sufficient data for our collaboration partner to secure marketing approval in our target markets.

PF530 – Betaseron

Our next most advanced product candidate, PF530, is a biosimilar candidate to the reference product Betaseron (interferon beta-1b), indicated to reduce the number of relapses in patients with relapsing forms of multiple sclerosis. In February 2015, we notified Strides Arcolab that we were removing PF530 from the JDLA to independently advance it as wholly owned product candidate. We have conducted extensive bioanalytical studies that we believe have established analytical biosimilarity between PF530 and Betaseron. We plan to initiate a Phase 1 trial in Q1 2015 in Australia, evaluating the safety and pharmacokinetics/pharmacodynamics of PF530 versus Betaseron in healthy male volunteers with data expected in the second half of 2015.

Vaccine Programs

Our Pfēnex Expression Technology® is also well suited for vaccine development. We are developing Px563L, a novel anthrax vaccine candidate, in response to the United States government’s unmet demand for increased quantity, stability and dose sparing regimens of anthrax vaccine. We expect to begin a Phase 1 trial in 2015. The development of Px563L has been funded by the U.S. Department of Health and Human Services, through the Biomedical Advanced Research and Development Authority, or BARDA, under a $25.2 million fully funded contract, $23.4 million of which Pfenex has already recorded as revenue through December 31, 2014. We are also developing Px533 as a prophylactic vaccine candidate against malaria infection, for which there is currently no available vaccine. We anticipate that Px533 will enter a Phase 1 trial in 2015. The development of Px533 has been funded by Leidos, formerly Science Applications International Corporation, or SAIC, through its Malaria Vaccine Production and Support Services contract with the National Institute of Allergy and Infectious Diseases, or NIAID. Clinical trials for Px533 are managed by NIAID.

Our Strategy

Our strategy is to utilize our Pfēnex Expression Technology® and our expertise in bioanalytical characterization and product development to become a leading protein therapeutics company focused on developing our own product candidates. The key elements of our strategy include the following:

•	Developing and obtaining regulatory approval of PF582 and maximizing its commercial potential. We are jointly developing PF582 with Hospira. For PF582, we are currently conducting a Phase 1b/2a trial, with interim safety and tolerability data expected in the first quarter of 2015, and we plan to initiate a Phase 3 trial in 2016. Assuming positive results from this Phase 3 trial, Hospira will seek regulatory approval to manufacture and commercialize PF582 globally as intellectual property protection and regulatory exclusivity for Lucentis expire.

•	Developing and obtaining regulatory approval of PF530 and maximizing its commercial potential. We have conducted extensive analytical studies that we believe have established analytical biosimilarity between PF530 and Betaseron. We intend to initiate a Phase 1 trial in the first quarter of 2015, evaluating the safety and pharmacokinetics/pharmacodynamics of PF530 versus Betaseron with data expected in the second half of 2015.

•	Continuing to develop our pipeline of product candidates and preclinical products under development. We are developing a pipeline of biosimilars both internally and in partnership with Strides Arcolab. We intend to independently advance our wholly owned products including: PF530, a biosimilar candidate to Betaseron, PF708, a generic candidate to Forteo, PF529 a biosimilar candidate to Neulasta and PF688, a biosimilar candidate to Cimzia. In collaboration with our partner Strides Arcolab, we intend to advance the preclinical and clinical development of biosimilars for human growth hormone (Genotropin, Humatrope, Nutropin), interferon-alpha (Pegasyb) and pegaspargase (Oncaspar). In addition, we plan to evaluate new product candidates to add to our pipeline.

•	Developing vaccine programs primarily with non-dilutive government funding and other third-party grants. Using our Pfēnex Expression Technology®, we have generated Px563L as a next generation anthrax vaccine candidate that we expect will address the limitations of the existing approved product including compliance, cost and fulfillment of the Strategic National Stockpile. We have completed a preclinical study of Px563L and we intend to begin a Phase 1 trial in 2015. The development of Px563L has been funded by the U.S. Department of Health and Human Services, through the Biomedical Advanced Research and Development Authority, or BARDA, under a $25.2 million fully funded contract, $23.4 million of which we have already recorded as revenue through December 31, 2014. We are developing Px533 as a novel malaria vaccine. Px533 is expected to enter a Phase 1 trial in 2015. The development of Px533 has been funded by NIH. Clinical trials for Px533 are managed by NIAID. Given the unmet medical need and potential global impact of a successful malaria vaccine we expect that continued funding will be available for further development of Px533. The National Institutes of Health, World Health Organization, Bill and Melinda Gates Foundation, and the World Bank have all expressed interest in maintaining efforts to develop a malaria vaccine.

Industry Overview

Biosimilar Opportunity

We believe the emerging biosimilar market will be substantial due to the large number of blockbuster biologic products that will lose patent protection in the coming years, the abbreviated global biosimilar regulatory pathways and an increasing mandate for lower drug costs by governments and private payors. According to the IMS Institute for Healthcare Informatics, the 2012 global biologics market represented over $160 billion in sales with virtually the entire market comprised of branded innovator products. According to IMS data, the market for global biosimilars grew to $2.4 billion in 2012, representing a compound annual growth rate of 34% since 2007, compared to a rate of 9% over the same period for innovative biologics. We expect the biologics market to shift toward biosimilars over the coming years, much like generic small molecule drugs which now account for an estimated 80% of the dispensed prescription small molecule drug market in the United States. Currently, few biologics are off-patent; however, in 2015, approximately $24 billion of aggregate estimated product sales from 2013 will lose patent protection worldwide. This number will increase every year as several large market biologic products lose patent protection. By 2020, we estimate approximately $45 billion of aggregate 2010 product sales will have become available globally, representing 47 products where intellectual property rights will have expired.

Current Biosimilar Market and Support

Biosimilars have been approved and marketed in several large markets, including the European Union, Russia, Japan, India, China and Brazil. The biosimilar market is most mature in the European Union, where the regulatory pathway has been defined since 2005. Many countries in the region look to biosimilars as an opportunity for cost savings, resulting in the higher growth rate of the biosimilar market compared to the innovator biologics market. In addition, the use of biosimilars has expanded access in several countries, where policy makers and payors are driving use of these products relative to the innovator products. While the specific nature of competition, pricing and adoption is different from country to country, there has been a trend towards adoption of biosimilars across Europe. For example, in the United Kingdom, 83% of the total granulocyte colony stimulating factor, or G-CSF, market, is now biosimilar and has resulted in significant increases in patient access.

More broadly, the European Union average biosimilar volume penetration of G-CSF has reached 71%. Similarly, Germany has seen a significant increase in adoption of erythropoietin (EPO). Payors have instituted biosimilar quotas, endorsed biosimilars with physician education, and conducted seminars as well as implemented utilization review of physician work to be consistent with the objectives of the health care system; as a result, biosimilar EPO has over 50% market share in the German EPO market. Efforts in Hungary have shown similar results, where biosimilar G-CSF and EPO represent over 90% of market share; Denmark payors, considering a number of factors, have awarded tenders to the biosimilar somatotropin, resulting in an over 50% market share by volume. For somatotropin, EPO and filgastrim, discounts on biosimilars compared to the reference products ranged between 8% and 23% in European Union member states in 2010, and biosimilars of these products represented approximately 30% to 40% of the volume in the largest five European Union member states in 2013. Finally, governments such as Norway are sponsoring clinical studies to drive use of biosimilar infliximab, and in France the legislature passed Article 47 of the Social Security Budget, allowing pharmacists to substitute biosimilar products for innovator products if the prescription is for a naïve patient and there is no “do not substitute” marking by the physician. These data show significant government and payor support of the biosimilar market within Europe.

Regulatory Aspects of Biosimilar Products

Product development proceeds differently with biosimilars than with innovative biologic candidates. This is a result of abbreviated development requirements for the approval of biosimilars as compared to innovative biologic products. Because a biosimilar product may reference existing information regarding the safety, purity and potency of a previously approved biologic product, a biosimilar product application emphasizes analytical characterization to demonstrate similarity between the biosimilar and the reference product, which regulators have already found to be safe and effective. Additionally there are ongoing collaborative efforts between the FDA, Health Canada and EMA to harmonize requirements for biosimilar products. As recently as March 2014 senior leadership from DG Health and Consumers (European Commission), the EMA, Health Canada and the FDA discussed a number of key initiatives at a cluster meeting. These meetings take place approximately every 18 months, with teleconferences three times a year and provide an opportunity to review the broad strategic areas of the collaboration for the oversight of safety, efficacy and quality of medicinal products in the biosimilar area. Emerging guidance in these geographies will allow the use of reference product sourced from other regions when supported with adequate scientific justification thus facilitating a common clinical data package that may address the requirements of these regions.

Key Aspects of the Biosimilar Application Approval Process in the United States

After several delays in its creation and implementation, the Biologics Price Competition and Innovation Act, or BPCIA, was passed by the United States Congress in 2010, creating an abbreviated approval pathway for biosimilar products, referred to as the “351(k) pathway”. We believe the agency’s guidance to date provides the necessary clarity regarding approval requirements under the 351(k) pathway to permit the development of our biosimilar product candidates and the ultimate submission of applications for marketing approval for these product candidates. A biosimilar application must contain information demonstrating: (1) biosimilarity to the reference product through data derived from analytical studies, animal studies (including an assessment of toxicity), and clinical studies (including an assessment of immunogenicity and pharmacokinetics or pharmacodynamics), unless the FDA determines that such data are unnecessary, (2) sameness of strength, dosage form, and route of administration to the reference product, as well sameness of mechanism(s) of action (to the extent known), (3) approval of the reference product for the condition(s) of use prescribed, recommended, or suggested in the labeling indication(s) proposed for the biosimilar product, and (4) appropriate manufacturing, processing, packing, and holding facilities that meet the standards designed to ensure a safe, pure and potent medicine. Unless the FDA waives the requirement, clinical studies must be sufficient to show the safety, purity and potency of the proposed product for one or more “appropriate” conditions of use for which licensure is sought and for which the reference product is licensed.

Key Aspects of the Biosimilar Regulatory Pathway in the European Union

The biosimilar regulatory pathway in the European Union was established in 2005, and the European Union was the first jurisdiction to implement a formal regulatory pathway for biosimilars. Requirements for demonstrating biosimilarity between two biologic medicines were outlined by the EMA and CHMP in the Guideline on Similar Biological Products. Under these requirements, biosimilarity is demonstrated through comprehensive similarity studies covering quality, biological activity, safety and efficacy. Since then, the EMA has published two further overarching guidelines (the Guideline on similar biological medicinal products containing biotechnology-derived proteins as active substance—quality issues and the Guideline on similar biological medicinal products containing biotechnology-derived proteins as active substance: non-clinical and clinical issues) as well as various product specific guidelines (such as recombinant follicle-stimulating hormone, interferon beta, recombinant interferon alpha, monoclonal antibodies, recombinant erythropoietins, and recombinant human insulin). These guidelines are revised and updated regularly. The first biosimilar product, Omnitrope®, was approved in 2006. As of December 31, 2014, it has been reported that 22 biosimilar products have been approved, and a number of products are currently under review.

Biosimilar Exclusivities in the United States and the European Union

Under existing law, drug developers are permitted to research and develop biosimilars in certain territories, including the United States and specific territories in the European Union, where applicable patents in force may otherwise exclude such activity. However, the levels of sui generis data and market exclusivities in the United States and European Union differ (see table below). Of particular note is that in the United States, there is no additional second indication exclusivity for the innovator (which may add an additional year of exclusivity in the European Union if the competent authorities consider that the additional indication is of significant clinical benefit). In addition, the United States allows for the designation of a product as “interchangeable” with a reference product, meaning that the biosimilar may be substituted for the reference product without the intervention of the health care provider who prescribed the reference product. The first product determined to be interchangeable with a particular reference product is entitled to a period of exclusivity that delays the determination that a subsequent product is interchangeable with the reference product. The European Union framework does not recognize exclusivity rights on the basis of interchangeability.

Exclusivity	European Union	United States
Innovator Data Exclusivity(1)	8 years	4 years
Innovator Market Exclusivity(1)	10 years	12 years
Pediatric Market Exclusivity(2)	6 months to 2 years	6 months
Orphan Market Exclusivity(1)	10 years	7 years
Innovator Second Indication	If 2nd indication approved during data exclusivity with significant clinical benefit, then may be extended 1 year	N/A
Biosimilar Exclusivity	None	None
Interchangeable Exclusivity	None	12 to 42 months based on various triggers(3)

(1)	Exclusivity period commences upon regulatory approval.
(2)	6 month extension of supplementary protection certificate (patent term extension); or 2 years additional market exclusivity for orphan drugs; or 1 year extension of market exclusivity if pediatric indication is of significant clinical benefit.
(3)	For further discussion regarding exclusivity triggers, please see the section titled “Government Regulation and Pathway—BLA/NDA Approval Process.”

Pfēnex Expression Technology®

Protein Production Overview

Protein production is a fundamental activity necessary for biological drug development and manufacturing. The most common method of manufacturing therapeutic proteins involves the use of engineered microorganisms. Proteins produced using these organisms are referred to as recombinant proteins. Recombinant proteins are produced by inserting DNA, or a gene, that codes for the protein, into a cell which then acts as a protein production factory. Typically this is accomplished by inserting DNA into an expression vector, which contains genetic control elements that can be used to turn the gene on and off.

Challenges

Successful protein production can be impacted by alterations in the production cell functions such as the protein folding apparatus or the presence or absence of enzymes that can degrade the recombinant protein. Determining which of these components, or variants, will improve production of any particular protein cannot be determined from the amino acid sequence of the protein being produced; therefore it is advantageous to evaluate a very large number of variants. Traditional techniques for protein production employ a trial and error approach to strain selection which is inherently inefficient and typically produces suboptimal results in terms of quality, speed and scalability. The inefficiency of traditional techniques adds significant time to market and is a barrier to creating or replicating complex proteins. The result is a high cost of developing and manufacturing biologic therapeutics. Together these limitations pose significant hurdles for companies interested in entering the market with biosimilar products.

Our Solution

We have replaced the traditional, trial and error approach to protein production with a simultaneous, parallel processing model that allows the construction and testing of thousands of unique protein production variables in parallel. This technology, which became our Pfēnex Expression Technology® was originated at Mycogen Corporation and further developed at Dow, collectively, over a period of 20 years, and was assigned to us as part of the 2009 spinout to form the basis of our company. Mycogen and Dow used this technology to commercially manufacture, at low cost, a broad range of proteins for industrial applications. We have continued to improve the technology for the specific use in biopharmaceuticals development and manufacturing. Our patented Pfēnex Expression Technology® is capable of identifying a final production strain in approximately nine weeks compared to approximately one year or more in the typical case, if even possible, compared to the traditional trial and error approach as illustrated in the diagram below. We believe our platform delivers a significant competitive advantage for protein production, including higher accuracy, greater degree of protein purity, speed and lower costs.

Our platform is based on automated high-throughput screening of large libraries of novel, genetically engineered P. fluorescens bacterial expression strains. The libraries contain thousands of expression strains which are constructed from a large inventory of expression vectors, or genetic elements, incorporated into engineered P. fluorescens host strains. We then employ automated, robotically enabled parallel high-throughput screening, incorporating extensive bioanalytical testing, in order to select strains from the library which express the protein of interest at optimal yields, purity and potency. Extensive fermentation scouting experiments on the selected strains allows for the identification of a final production strain with further improvements in the yield of the active therapeutic protein.

Our Pfēnex Expression Technology® platform consists of three primary elements that when combined deliver a significant competitive advantage for protein production that differentiates us in the biopharmaceutical industry.

The three elements include:

•	Robust Protein Production Organism

•	Creation of Extensive Library of Protein Expression Variants

•	Robotically Enabled High Throughput Screening

Robust Protein Production Organism

P. fluorescens has been used industrially where it has efficiently produced complex proteins. We exploit certain attributes of the P. fluorescens bacterium that enables us to rapidly identify the optimal strain for a specific protein of interest. The favorable attributes of the P. fluorescens bacterium include:

•	Secretion of soluble protein into the bacterial periplasm, or the space between the inner and outer membrane in gram negative bacteria, resulting in increased recovery yields of properly folded protein

•	P. fluorescens genome allows for modifications, including deleting protease genes, or nucleotides that provide instructions for synthesis of RNA into a specific protease, and inserting chaperone and/or disulfide bond isomerase genes, or nucleotides that provide instructions for synthesis of RNA into a specific chaperone or disulfide isomerase, which overall increase the quality and production of properly folded active full length proteins

•	Selection of expression strains without the use of antibiotics

•	High cell density fermentation due to its obligate aerobe growth nature, or bacterium that can only grow in the presence of oxygen, which improves the protein production for characterization, enables consistent scale-up and long-term low cost of goods

Creation of Extensive Library of Protein Expression Variants

We have developed an extensive toolbox of protein production variants that can be readily accessed for finding the best choice for manufacturing of a specific protein. This toolbox is continuously growing due to our ongoing research and development efforts. We construct libraries of thousands of unique expression strain variants by combining engineered P. fluorescens host strains with proprietary expression vectors. The engineered P. fluorescens strains have reduced expression of protein degrading enzymes and/or increased levels of folding elements while the expression vectors consist of plasmids with engineered genetic elements including promoters, ribosome binding sites and secretion leaders. Determining which of these variants will improve production of any particular protein cannot be determined from the amino acid sequence of the protein of interest. As a result, we employ the automated high throughput screening of a large library of the strain variants in order to select the strain that produces the protein of interest at optimal purity, yield and potency.

Robotically Enabled High Throughput Screening

Our high-throughput automation supports simultaneous, parallel evaluation of thousands of unique protein production alternatives, enabling rapid identification of the optimal production strain for the protein of interest. Our protein production technology employs rapid construction of protein production strains and testing thousands of unique variants evaluated through automated sample analysis to determine the titer, or quantity of the product per unit volume, of high quality protein each expression strain produces, which can then be analyzed through our high throughput analytical capacity. Our proprietary, robotically enabled automated high throughput screening process, along with our optimized production organism and toolbox of variants, as well as our expertise in analytical characterization, expedites the development of an optimal protein production engine from approximately one year in a typical case for traditional approaches, if at all possible, to approximately nine weeks with our Pfēnex Expression Technology®.

Our Products

The development of our own portfolio of products has been enabled by our successful history of meeting analytically rigorous client specifications of protein quality, yield and potency using our Pfēnex Expression Technology®. Our pipeline includes 11 product candidates and preclinical products under development in various stages of development. Details of our pipeline are included below:

Biosimilar and Next Generation Candidates

PF582 – Ranibizumab

PF582, our most advanced product candidate, is a biosimilar product candidate to the licensed biologic, or the reference product Lucentis (ranibizumab), a prescription medicine indicated for the treatment of visual impairment due to age-related (wet) macular degeneration, macular edema following retinal vein occlusion, diabetic macular edema and diabetic retinopathy in patients with diabetic macular edema. PF582 is currently being tested in a Phase 1b/2a trial, with interim safety and tolerability data expected in the first quarter of 2015. We expect to commence a Phase 3 trial with our collaboration partner, Hospira, in 2016. Assuming marketing authorization is obtained, Hospira will be responsible for the manufacturing and commercialization of PF582 globally.

Market Overview

Lucentis achieved approximately $4.3 billion in global revenue in 2013. According to IMS, by the second quarter of 2018, markets with 2013 Lucentis sales of approximately $530 million will lose patent protection, expanding the biosimilar market opportunity. Additionally, by the second quarter of 2020, markets with an additional $2.0 billion in 2013 Lucentis sales will also lose patent protection and become available for biosimilars, and after January 2022 all remaining markets with an additional $1.7 billion in 2013 Lucentis sales will also lose patent protection. Given the characteristics of the patient populations for each of its three approved indications, we believe ranibizumab has attractive long-term growth prospects. In addition, we believe, the market is underpenetrated for the approved indications allowing future growth opportunities particularly for lower cost biosimilars.

•	Wet AMD—Age-related macular degeneration, or AMD, is the leading cause of severe vision loss in people over age 60, and it impacts approximately 30-50 million people worldwide. AMD occurs when the center of the retina, known as the macula, deteriorates. In the United States, approximately 15 million people suffer from AMD. Wet AMD accounts for about 10% of all cases of AMD and about 600,000 new cases of wet AMD are diagnosed each year globally.

•	Diabetic Macular Edema—Diabetic macular edema, or DME, is the leading cause of blindness in young adults in developed countries. The global prevalence of DME is approximately 21 million people. Worldwide, 285 million adults suffer from diabetes, and the number of adults who suffer from diabetes is projected to increase by 69% in developing countries and 20% in developed countries from 2010 to 2030. Approximately 28% of patients with type 2 diabetes and 12% of patients with type 1 diabetes will develop DME.

•	Retinal Vein Occlusion—Retinal vein occlusion, or RVO, is the blockage of the small veins that carry blood away from the retina, potentially causing glaucoma and loss of vision. RVO affects more than one million people in the United States and 16.4 million people globally. In the United States, approximately 193,000 new cases of RVO are diagnosed each year.

Preclinical Development

We have completed extensive bioanalytical similarity studies comparing PF582 to multiple lots of United States and European Union sourced Lucentis as well as comparability studies between multiple lots of PF582 at the pilot scale and cGMP commercial scale. The extensive analysis performed allowed comparison of purity, identity, primary structure, higher order structure, potency and safety of PF582 using over 100 different analytical tests and activity assays each of which has demonstrated the similarity of PF582 to Lucentis.

We have also completed a preclinical study using an animal model that demonstrated, when injected into animal eyes, PF582 and Lucentis yielded similar tolerability and pharmacological profiles. Based on our analytical and preclinical data package, the FDA granted us a Biosimilar Initial Advisory Meeting which was held in January 2014 to discuss the data we had generated to date, our Phase 3 trial design and our strategy for the comparison of European Union and United States licensed reference products. In the subsequent meeting minutes, the FDA indicated that our analytical data appear acceptable to support the development of PF582 as a biosimilar candidate to Lucentis.

Clinical Development

We have initiated a randomized Phase 1b/2a trial to evaluate the safety and efficacy of PF582 for the treatment of wet AMD patients compared to Lucentis. The efficacy endpoints are visual acuity and retinal thickness. We enrolled 25 patients at multiple sites in New Zealand and expect to complete the study in the first quarter of 2015. We expect to begin our global Phase 3 trial with Hospira in 2016. We believe positive results from the global Phase 3 trial will provide sufficient data for Hospira to secure marketing approval in our target markets. Assuming marketing authorization is obtained, Hospira will be responsible for manufacturing and commercialization globally of PF582 upon successful receipt of marketing approval.

PF530 – Interferon Beta-1b

PF530 is an interferon beta-1b biosimilar candidate to the reference product Betaseron, a prescription medicine used to reduce the number of relapses in patients with relapsing forms of multiple sclerosis. Multiple sclerosis is a debilitating disease in which the body’s immune system breaks down the protective sheath, or myelin, that covers nerves, causing interference in communication between the brain, spinal cord, and other areas of the body. On February 19, 2015, we notified Strides Arcolab that we are removing PF530 Interferon beta 1B from the JDLA. We intend to independently advance PF530 as a wholly owned product candidate.

Market Overview

Multiple sclerosis affects more than an estimated 2.3 million people worldwide and is increasing in prevalence and incidence. The global multiple sclerosis market is expected to grow from $14.4 billion in product sales in 2012 to an estimated $21 billion by 2022. Interferon beta products are the standard of care for first line treatment options in the management of patients with Relapsing Remitting Multiple Sclerosis (RRMS). Betaseron sales were $1.4 billion in 2013.

Preclinical Development

We have analyzed multiple lots of Betaseron sourced from the United States, which has allowed us to compare PF530 to the reference product and establish analytical biosimilarity between PF530 and Betaseron. Consistent with established EMA guidance for interferon beta-1b biosimilar development candidates, based on our extensive in vitro bioassays and quality assessment we do not believe our product requires preclinical animal studies. We believe that we have developed a manufacturing process that will allow us to produce PF530 on a commercial scale. cGMP production of Phase 1 clinical product is ongoing and is expected to be completed to support the commencement of a Phase 1 trial in the first quarter of 2015.

Clinical Development

We plan to initiate a Phase 1 trial in Australia in the first quarter of 2015 encompassing pharmacokinetics and pharmacodynamics in healthy volunteers in conformance with the draft EMA guidance for interferon beta. For the Phase 1 trial, we intend to use the formulation consistent with the reference product.

PF708 – Teriparatide

PF708 is a teriparatide generic peptide product candidate to the reference listed drug Forteo, an injectable prescription medicine marketed by Eli Lilly and Company for the treatment of severe osteoporosis. Teriparatide is a shortened version of the naturally occurring parathyroid hormone (amino acids 1-34) that promotes bone growth. To date, we have demonstrated production of teriparatide in quantities that we believe predict a competitive cost of goods. Process development is ongoing and we expect to initiate cGMP manufacturing in the first half of 2015. Despite teriparatide being a biologic peptide currently manufactured in E. coli, due to its size (less than 40 amino acids), it is considered a small molecule. As a result, we believe we are able to develop PF708 as a generic drug in the United States pursuant to an Abbreviated New Drug Application, or ANDA, for generic drugs.

Market Overview

The global osteoporosis market represents a significant opportunity, with product sales that are estimated to be approximately $5.2 billion in the United States, Japan and the five major European Markets in 2021. Treatment with teriparatide is the only treatment approach that promotes bone growth currently available for the treatment of osteoporosis. According to the National Institutes of Health (NIH), it is estimated that approximately 44 million Americans either have osteoporosis or are at increased risk due to low bone mass (osteopenia). Forteo (marketed as Forsteo in Europe), is the only product currently approved that builds bone primarily by increasing the activity of osteoblasts (cells that deposit bone). Worldwide sales of Forteo were approximately $1.3 billion in 2013.

Preclinical Development and Clinical Development

The ANDA pathway does not require preclinical in vivo studies. We intend to perform bioanalytical comparative analysis of PF708 to Forteo. We intend to initiate a pharmacokinetic bioequivalence study in the United States in the second half of 2015. Following the successful completion of the pharmacokinetic bioequivalence study we intend to file for marketing authorization in North America and/or the European Union to enable launch no later than 2019, immediately upon expiration of the Forteo patents.

Preclinical Products Under Development

In addition to our product candidates, we also have a number of preclinical products under development. We are currently in formulation development for PF726- peg-interferon beta, which is being evaluated as a next generation biologic for the treatment of relapsing multiple sclerosis. We are also in process development for PF529-peg-filgrastim, PF444-human growth hormone, and PF688-certolizumab-pegol, which are being developed as biosimilars of Neulasta, Genotropin, and Cimzia, respectively.

Vaccines

Our Pfēnex Expression Technology® has allowed us to build a portfolio of vaccine and vaccine antigen candidates to address infectious diseases. Capitalizing on our ability to rapidly identify production strains for vaccine antigens, we have developed a portfolio of antigens that have historically been difficult to produce in traditional protein production systems, thereby enabling us to pursue infectious disease vaccine development. Our vaccine pipeline includes the following two product candidates:

Px563L

Px563L is a novel anthrax vaccine candidate based on a recombinant modified form (mutant) of the protective antigen from Bacillus anthracis (anthrax). We are developing Px563L in response to the United States government’s unmet demand for increased quantity, stability and dose sparing regimens of anthrax vaccine. We believe Px563L addresses each of these demands. We have completed preclinical assessment of Px563L and expect to begin a Phase 1 trial in 2015. The development of the Px563L has been funded by the U.S. Department of Health and Human Services, through BARDA under a contract providing up to $25.2 million in funding.

Market Overview

In October 2001, letters contaminated with anthrax spores were delivered to government officials and members of the media in the United States. As a result of these attacks, 22 people became infected with anthrax and five people died. In response to this and other terrorist attacks around the world, the biodefense market has grown dramatically. Since 2005, the United States Department of Health and Human Services, or HHS, has been securing medical countermeasures for the Strategic National Stockpile. From September 30, 2011 through December 31, 2013, HHS has purchased approximately 18 million doses of the anthrax vaccine, BioThrax. Current government procurement contracts for BioThrax are approximately $250 million annually with pricing of approximately $27 a dose. In addition to HHS purchases, the federal government spends billions of dollars in biodefense through the National Institute of Allergy and Infectious Diseases, or NIAID, and Office of Public Health Preparedness and Response. In 2013, the Pandemic and All-Hazards Preparedness Reauthorization Act, or PAHPRA, which was originally passed in 2006 to improve the United States’ public health and medical preparedness and response capabilities for emergencies, authorized $2.8 billion for the procurement of countermeasures for biological, chemical, radiological and nuclear attacks. If successful with clinical development, we intend to enter into a procurement relationship with the federal government to supply the Strategic National Stockpile.

Preclinical and Clinical Development Strategy

In preclinical animal studies, Px563L has demonstrated higher immune responses than the only available anthrax vaccine, BioThrax, and therefore has the potential to provide longer protective immunity with fewer vaccinations. The selected formulation has been shown to be amenable to freeze-drying, which could allow for storage at ambient temperatures and provide longer stability. Through the application of our Pfēnex Expression Technology® we have developed a robust production strain for manufacturing that has demonstrated an ability to produce large amounts of mutant recombinant protective antigen, or mrPA. In addition, we have developed a production process for the large scale manufacturing of bulk mrPA. In December 2014, we filed the Investigational New Drug (“IND”) for Px563L, which is currently active.

Px533

Px533 is a prophylactic vaccine candidate to protect against malaria infection. The three stages of malaria transmission include the mosquito stage, the liver stage, and the blood stage. Our lead vaccine candidate is based on the liver stage antigen, circumsporozoite protein, or CSP, derived from Plasmodium falciparum. There is no approved vaccine for malaria. We anticipate that Px533 will enter a Phase 1 trial in 2015. The development of our proprietary Px533 has been funded through a subcontract with Leidos through its Malaria Vaccine Production and Support Services contract with NIAID. If early clinical development is successful, we intend to partner with governmental and non-governmental sources to fund the development of and commercialization efforts of Px533.

Market Overview

Over three billion people, most living in tropical regions, are exposed to malaria, and 500-600 million clinical infections occur every year. In some areas of the world, mosquitoes that carry malaria have developed resistance to insecticides, which has led to difficulty in controlling both the rate of infection and spread of this disease. Military forces and travelers are at great risk of developing malaria while deployed or traveling in endemic areas. Thus, the principal drivers of the malaria vaccine market are the military and travelers, with the military market estimated to require approximately 12.5 million doses by 2025 and travelers estimated to require between 1.7 million and 3.3 million doses by 2025.

Preclinical and Clinical Development Strategy

Utilizing our Pfēnex Expression Technology®, we have developed a production strain for manufacturing that is capable of producing CSP that has shown in vivo response in preclinical studies. We have developed a scalable cGMP manufacturing process for the production of bulk CSP. We transferred the production strain and process to a contract manufacturing facility in the United States and the manufacturer successfully produced the cGMP product to be used in the NIAID-sponsored Phase 1 trial. Px533 is expected to enter a Phase 1 trial during 2015. All trial activities will be managed, funded and controlled by NIAID.

Leidos has also awarded us a subcontract to develop a robust, scalable, manufacturing process for large-scale production of the blood-stage malaria antigen P. falciparum reticulocyte-binding homolog 5 (Rh5). This is a second potentially complimentary antigen to CSP. This is the second contract awarded to us for the development of a critical and difficult to produce malaria antigen. This subcontract was the result of successful preclinical studies performed by Leidos collaborators to evaluate the Rh5 antigen that was produced using our Pfēnex Expression Technology®.

Protein Production

Utilizing our Pfēnex Expression Technology®, we provide protein production and process development services to third parties on a fee for service basis in support of the development of novel biopharmaceuticals. Pursuant to a license agreement, the third party licenses a production strain from us and then pays us an up-front payment, milestone payments based upon clinical progression and regulatory filings, and a royalty based on product net sales. Our protein production efforts enable us to maximize the utilization of our Pfēnex Expression Technology®, expand our institutional knowledge and generate revenue.

Reagent Proteins

Utilizing our Pfēnex Expression Technology®, we supply reagent, preclinical, and cGMP-grade proteins to the biopharmaceutical and vaccine development community. We sell through multiple channels including directly and through distribution relationships worldwide.

Collaborations, Joint Development, and Licenses

Hospira

In February 2015, we entered into a Collaboration Agreement with Hospira pursuant to which we and Hospira will collaboratively develop PF582 for retinal diseases. Under the terms of the Collaboration Agreement, Hospira received exclusive licenses and rights and assumed responsibility for manufacturing and commercialization of PF582 globally, and is obligated to use commercially reasonable efforts to manufacture and commercialize PF582. In consideration for the exclusive license and other rights contained in the Collaboration Agreement, we are eligible to receive up to $342 million in one-time payments, including a non-refundable payment of $51 million, which is expected in March of 2015 once the Collaboration Agreement receives U.S. antitrust approval, and up to $291 million upon the successful achievement of certain pre-commercial and commercial milestones, and double digit escalating royalties on annual sales of PF582. The Collaboration Agreement also includes an obligation for each of us and Hospira to offer the other an opportunity to co-develop any other ophthalmic biological product that inhibits vascular endothelial growth factor A, or VEGF-A.

We and Hospira will establish a steering committee with equal representation to review and oversee the collaboration, including approval of any development plans. Each party has ultimate decision making authority with respect to a specified limited set of issues, and for all other issues, including material changes to the development plan, the matter must be resolved by consensus or by an expedited arbitration process. Subject to the oversight of that committee, Hospira will control and implement at its expense the strategies for obtaining and litigating third party patent clearances and determining timing for market entry for PF582 in all markets.

We and Hospira will each bear fifty percent of the costs of completing clinical development for PF582, with our share capped at $20 million, $10 million of which will be setoff as a credit against royalties payable to us, unless the Collaboration Agreement is terminated prior to such setoff, in which case, any amounts not setoff would be payable by us in accordance with an agreed upon payment structure. We and Hospira intend to complete manufacturing technology transfer in 2015 and initiate the Phase 3 trial for the PF582 in 2016.

Unless terminated earlier, the Collaboration Agreement will continue for twenty years from the first commercial sale of PF582. In the event of an assignment of the Collaboration Agreement, any entity to whom the agreement is assigned will be obligated to assume the responsibilities of the assigning party. The Collaboration Agreement will take effect only after the parties have received customary approval from the applicable U.S. antitrust authority.

Strides Arcolab

In December 2012, we entered into a joint development and license agreement, or JDLA, with Strides Arcolab, to develop biosimilar products according to development plans to be mutually agreed upon by us and Strides Arcolab. Under such development plans, we will generally be responsible for establishing and characterizing a research cell bank of the protein production strain and developing a manufacturing process and analytical methods, while Strides Arcolab will generally be responsible for developing master and working cell banks for the applicable protein production strain, developing a formulation for the applicable biosimilar product, manufacturing the biosimilar for Phase 1 trials, conducting preclinical and Phase 1 trials and managing regulatory matters. Each of Strides Arcolab and us will bear our own costs for the aforementioned development activities. Each of Strides Arcolab and us must use commercially reasonable efforts to accomplish the objectives set forth in the development plan for each biosimilar product and certain milestones set forth in the JDLA. Except pursuant to the JDLA during its term, neither we nor Strides Arcolab may develop, manufacture, supply or commercialize any product that is being or has been developed under the agreement or assist any third party to do the same.

In March 2013, we entered into a joint venture agreement, or JVA, with Strides Arcolab to form a joint venture company, or JV, to develop and commercialize biosimilar products developed under the JDLA that have completed Phase 1 trials. Under the terms of the JVA, when formed, we will own a forty-nine percent equity interest in the JV, while Strides Arcolab will own a fifty-one percent equity interest in the JV. Both we and Strides Arcolab will have equal board representation and equal voting rights.

In February 2015, we notified Strides Arcolab that we are removing PF530 Interferon beta 1B, PF726 PEGylated interferon beta 1B and PF529 PEGylated filgrastim from the JDLA. We intend to independently advance these candidates as wholly owned products.

Currently there are three biosimilar candidates for development under the JDLA and potential further development and commercialization by the JV:

•	PEGylated interferon alpha-2a (a biosimilar candidate to Roche’s Pegasys);

•	Human growth hormone (a biosimilar candidate to Pfizer Inc.’s Genotropin); and

•	Pegaspargase (a biosimilar candidate to Sigma-Tau Pharmaceuticals Inc.’s Oncaspar).

After transfer of a biosimilar product to Strides Arcolab, Strides will be responsible for manufacturing such biosimilar product, preparing and filing all regulatory filings and conducting the Phase 1 study. Upon successful completion of the first Phase 1 trial for each biosimilar candidate, the product will transfer to the JV and the JV will be responsible for all regulatory filings and approvals, clinical trials, commercialization strategies and distribution of the applicable biosimilar product upon approvals. Also transferred to the JV are all associated data, rights and assets, including any inventions developed by us or Strides Arcolab under the JDLA and all intellectual property rights therein. The JDLA will continue on a biosimilar product-by-biosimilar product basis until successful completion of the first Phase 1 trial for such biosimilar product. Either we or Strides Arcolab may terminate the JDLA in its entirety for the other party’s insolvency, or in its entirety or with respect to the applicable biosimilar product for the other party’s material breach of the JDLA. In addition, if the JVA is terminated in its entirety, the JDLA will automatically terminate.

The JVA will remain in effect so long as there is at least one biosimilar product under development or commercialization by the JV. If the JV fails to initiate the first commercial sale of a biosimilar product within the timeframe set forth in the plan for such biosimilar product, either we or Strides Arcolab may terminate the JVA with respect to such biosimilar product upon notice to the other party. Beginning March 7, 2018, either we or Strides Arcolab may offer to sell our or Strides Arcolab’s entire equity interest in the JV to the other party, at which time the other party must either buy the first party’s entire interest in the JV or sell to the first party such other party’s entire interest in the JV. In addition, if either we or Strides Arcolab materially breaches the JVA or become insolvent and fail to cure such breach or insolvency within a specified period of time, the other party may require the breaching or insolvent party to buy such other party’s entire equity interest in the JV or to sell such breaching or insolvent party’s entire equity interest in the JV to such other party.

The Dow Chemical Company

On November 30, 2009, we entered into a series of agreements with Dow Global Technologies LLC and/or The Dow Chemical Company, or collectively, Dow, including a technology assignment agreement, a technology licensing agreement, and a grant-back and technology license agreement. Under the technology assignment agreement, Dow assigned to us certain patents, know-how and trademarks relating to our Pfēnex Expression Technology®. Under the technology licensing agreement, Dow granted us exclusive licenses to exploit certain patents relating to RNA viruses, oral immunization methods and certain amended recombinant cells, and a non-exclusive license to exploit certain patents relating to production and isolation techniques for peptides and proteins made using our Pfēnex Expression Technology®. Under the grant-back and technology license agreement, we granted to Dow exclusive and non-exclusive licenses under certain patents and know-how relating to our Pfēnex Expression Technology® to use certain biological materials to make, use and commercialize products in certain fields of use that do not include human therapeutics.

The U.S. Department of Health and Human Services

In July 2010, we entered into a contract with BARDA, a division of the Office of the Assistant Secretary for Preparedness and Response in the U.S. Department of Health and Human Services, to develop a production strain and process for the production of bulk recombinant Protective Antigen, or rPA, from anthrax. Under the contract, which was amended in October 2011, December 2011, March 2012, April 12, 2012, April 2013, January 2014 and December 2014, we agreed to provide protein production and process development services to BARDA through May 2012 for a fixed fee of approximately $10.1 million. BARDA has two options to extend the term of the contract for additional payments totaling $13.8 million. BARDA exercised these options in April 2012 and September 2013 extending the term through December 2014. In December 2014, BARDA extended the term of the contract through May 2015 for additional payments of $1.4 million. Through December 31, 2014, $23.4 million had been recorded as revenue under this contract.

As the prime contractor, we are responsible for performing activities under a research plan proposed by us and accepted by BARDA. We are also obligated under the contract to satisfy various federal reporting requirements, including technical reporting with respect to our development activities, reporting with respect to intellectual property and financial reporting. In addition, certain technical documents and our clinical trial protocols may be reviewed by BARDA prior to their finalization and/or submission.

Under standard government contracting terms, the government receives only limited rights for government use of certain of our pre-existing data and certain data produced with non-federal funding, to the extent such data are required for delivery to BARDA under the project. The United States government receives unlimited rights to use and disclose new data first produced under the project with BARDA funding. If the product is successfully developed and achieves marketing authorization, we would have the commercial rights to the anthrax vaccine; provided that the United States government is entitled to a nonexclusive, worldwide, royalty-free license to practice or have practiced any patent on an invention that is conceived or first reduced to practice under the project, and may obtain additional rights if we do not elect to retain ownership of a subject invention or if we do not satisfy certain disclosure and patent prosecution obligations with respect to a subject invention. Our contract with BARDA does not entitle the government to any sales royalties or other post-commercialization financial rights.

BARDA is entitled to terminate the project for convenience at any time, and is not obligated to provide continued funding beyond current year amounts allotted from Congressionally approved annual appropriations.

The National Institute of Allergy and Infectious Diseases (NIAID)

In September 2012, we entered into a contract with NIAID for the development of a next generation anthrax vaccine. Under the contract, which was amended in April 2013 and November 2013, we have agreed to provide services to NIAID for approximately twenty five months under a cost plus contract with a total value of approximately $2.2 million. In addition to the base period, NIAID has thirteen options to extend the term of the contract, with payments totaling approximately $22.9 million. In December 2014, NIAID exercised the first option.

As the prime contractor, we are responsible for performing activities under a research plan proposed by us and accepted by NIAID. We are also obligated under the contract to satisfy various federal reporting requirements, including technical reporting with respect to our development activities, reporting with respect to intellectual property and financial reporting.

Under standard government contracting terms, the government receives only limited rights for government use of certain of our pre-existing data and certain data produced with non-federal funding, to the extent such data are required for delivery to NIAID under the project. The United States government receives unlimited rights to use and disclose new data first produced under the project with NIAID funding. If an anthrax vaccine is successfully developed and achieves marketing authorization we would have the commercial rights to the anthrax vaccine; provided that the United States government is entitled to a nonexclusive, worldwide, royalty-free license to practice or have practiced any patent on an invention that is conceived or first reduced to practice under the project, and may obtain additional rights if we do not elect to retain ownership of a subject invention or if we do not satisfy certain disclosure and patent prosecution obligations with respect to a subject invention. Our contract with NIAID does not entitle the government to any sales royalties or other post-commercialization financial rights.

NIAID is entitled to terminate the project for convenience at any time, and is not obligated to provide continued funding beyond current year amounts allotted from Congressionally approved annual appropriations.

Leidos, Inc. (formerly SAIC, Inc.)

In September 2009, we entered into an agreement with Leidos, Inc. or Leidos to evaluate the development of a malaria antigen using our protein production technology and to provide production and support services for manufacturing of the malaria vaccine. The original contract was amended multiple times in 2010 through 2014 to increase the scope of services we provide. Under the contract, we were paid a fixed fee of approximately $8.4 million for services performed over the five-year term. We recognized revenue as we performed the services. The term of the agreement was completed in September 2014 and we are no longer providing services under this agreement.

Customers

As of December 31, 2014, we had generated only limited revenue from government contracts, service agreements, collaboration agreements, and reagent protein product sales. Our total revenue was $10.6 million, $11.9 million and $11.3 million in 2014, 2013 and 2012, respectively. In 2014, 2013 and 2012, a significant portion of our revenue was derived from developing proprietary vaccine candidates for government agencies. In 2013, we received a significant portion of our revenue from reagent protein product sales, and in 2012, a large percentage of our revenue was also derived from protein production and process development services.

For the year ended December 31, 2014, BARDA, NIAID and Boehringer Ingelheim International GmbH (“BII”) each accounted for more than 10% of our revenue. For the year ended December 31, 2013, BARDA and

Leidos each accounted for more than 10% of our revenue. Additionally, one other entity accounted for more than 10% of our revenue in 2013; however, this was the result of a one-time transaction that is not expected to provide significant revenue going forward. In 2012, BARDA, Leidos and MedImmune each accounted for more than 10% of our revenue.

Government Regulation

Government authorities in the European Economic Area, at European Union and national Member State level, and in United States, at the federal, state and local level, extensively regulate, among other things, the research, development, testing, manufacturing, labeling, packaging, promotion, advertising, storage, distribution, marketing, post-approval monitoring and reporting, and export and import of drugs and biologics such as those we are developing. We, along with third party contractors, will be required to navigate the various preclinical, clinical and commercial approval requirements of the governing regulatory agencies of the countries in which we wish to conduct studies or seek approval or licensure of our product candidates. The process of obtaining regulatory approvals and the subsequent compliance with appropriate federal, state, local, and foreign statutes and regulations require the expenditure of substantial time and financial resources.

European Economic Area Regulation

In the European Economic Area, or EEA, comprising the European Community (European Union) plus Iceland, Liechtenstein and Norway, the information that must be submitted to the European Medicines Agency, or EMA, or to the competent authorities in the relevant European Union Member States varies depending on whether the biological medicinal product is a new product, whose quality, safety and efficacy has not previously been demonstrated in humans or a product whose known biological active substance and certain other properties are similar to those of a previously authorized (reference) biological medicinal product. The European Directive 2001/83/EC as amended defines a medicinal product as any substance or combination of substances:

•	presented as having properties for treating or preventing disease in human beings; or

•	which may be used in or administered to human beings either with a view to restoring, correcting or modifying physiological functions by exerting a pharmacological, immunological or metabolic action, or to making a medical diagnosis.

Directive 2001/83/EC as amended further defines the category of biological medicinal products as:

•	a product, the active substance of which is a biological substance. A biological substance is a substance that is produced by or extracted from a biological source and that needs for its characterization and the determination of its quality a combination of physico-chemical-biological testing, together with the production process and its control.

Examples of biological medicinal products include recombinant proteins, monoclonal antibodies, vaccines, and products derived from human blood or plasma.

Approval of New Biological Medicinal Products

In the EEA, all medicinal products (biological or not) can only be commercialized after obtaining a Marketing Authorization, or MA. There are two types of MA:

The Community MA, which is issued by the European Commission through the Centralized Procedure, based on the opinion of the CHMP of the EMA, is valid throughout the entire territory of the EEA. The Centralized Procedure is mandatory for certain types of products, such as medicinal products derived from certain biotechnology processes (including biotechnology-derived proteins such as the ones we make), orphan medicinal products, and medicinal products containing a new active substance indicated for the treatment of AIDS, cancer, neurodegenerative disorders, diabetes and auto-immune and viral diseases. The Centralized Procedure is optional for products containing a new active substance not yet authorized in the EEA, or for products that constitute a significant therapeutic, scientific or technical innovation or which are in the interest of public health in the European Union.

National MAs, which are issued by the competent authorities of the Member States of the EEA and only cover their respective territory, are available for products not falling within the mandatory scope of the Centralized Procedure. Where a product has already been authorized for marketing in a Member State of the EEA, this National MA can be recognized in other Member States through the Mutual Recognition Procedure. If the product has not received a National MA in any Member State at the time of application, it can be approved simultaneously in various Member States through the Decentralized Procedure.

Under the above described procedures, before granting the MA, the EMA or the competent authorities of the Member States of the EEA make an assessment of the risk-benefit balance of the product on the basis of scientific criteria concerning its quality, safety and efficacy.

More concretely, the requirements for centralized marketing authorization of a new biological medicinal product in the EEA generally include but are not limited to:

•	submission of the results of pharmaceutical (physico-chemical, biological or microbiological) tests and preclinical (toxicological and pharmacological) tests through laboratory tests and animal studies in compliance with Good Laboratory Practice (GLP);

•	submission to the competent authorities of a Clinical Trial Application, or CTA, which must become effective before human clinical trials may begin and must include the protocol, Investigator’s Brochure, Investigational Medicinal Product-related data, and independent Ethics Committee approval;

•	submission of the results of adequate and well-controlled clinical trials to establish the quality, safety and efficacy of the product for each indication;

•	a statement to the effect that clinical trials carried outside the European Union meet the ethical requirements of Directive 2001/20/EC;

•	submission of an application for marketing authorization to the EMA or to the competent authorities of the relevant EU Member States;

•	establishment of the applicant in the EEA;

•	description of the qualitative and quantitative particulars of all constituents of the medicinal product;

•	evaluation of the potential environmental risks posed by the medicinal product;

•	description of the manufacturing method, description of the control measures employed by the manufacturer, and a document showing that the manufacturer is authorized in his own country to produce medicinal products;

•	a summary of product characteristics, therapeutic indications, adverse reactions, dosage, pharmaceutical form, route of administration and expected shelf life;

•	additional information for specific classes of medicinal products, such as a Vaccine Antigen Master File documentation for vaccine products;

•	a summary of the pharmacovigilance system, the risk management plan describing the risk-management system, and proof that the applicant has the services of a qualified person responsible for pharmacovigilance as well as the necessary means for fulfilling the EU pharmacovigilance obligations including the notification of any adverse reaction suspected of occurring either in the EEA or in a third country; and

•	review by EMA’s CHMP or the competent authorities in the relevant European Union Member States and approval of the marketing authorization application.

Preclinical tests include laboratory evaluations of the product’s structure, purity and biological activity, as well as animal studies to determine toxicity and pharmacology. An Investigational Medicinal Product (IMP) sponsor must submit a CTA to the competent authority prior to initiation of human clinical trials. The application process to perform a clinical trial in the EEA is governed on a country-by-country basis. A sponsor must apply in each country in which it intends to conduct any part of a human clinical trial. While the process is similar in most countries, additional materials may be required in certain instances. For example, in many, but not all European countries, a sponsor must submit a copy of the insurance coverage obtained to cover the clinical study. Australia and New Zealand adhere to EMA guidelines with respect to the regulation of IMPs and clinical trials.

Assuming successful completion of the required clinical testing, and having met all criteria set forth by Directive 2001/83/EC and Regulation (EC) No 726/2004, the applicant may choose to proceed with submission of marketing authorization application. If the application is accepted for review in the Centralized Procedure, within 210 days (excluding clock stops), the EMA’s CHMP will issue an opinion on whether the conditions for granting market authorization are satisfied. During the review period, the scientific committees will review the scientific data, may request for independent testing of the medicinal product, its starting materials, or other constituent materials, may request supplemental information from the applicant, may request for proof of cGMP compliance of the manufacturer, and may request for said manufacturing facilities to be inspected.

Accelerated Review

Under the Centralized Procedure in the European Union, the maximum timeframe for the evaluation of a marketing authorization application is 210 days (excluding clock stops, when additional written or oral information is to be provided by the applicant in response to questions asked by the EMA’s Committee for Medicinal Products for Human Use, or CHMP). Accelerated evaluation might be granted by the CHMP in exceptional cases, when a medicinal product is expected to be of a major public health interest, particularly from the point of view of therapeutic innovation. In this circumstance, EMA ensures that the opinion of the CHMP is given within 150 days, excluding clock stops.

Approval of Similar Biological Medicinal Products

Similar biological medicinal product applications of medicinal products authorized via the Centralized Procedure have automatic access to the Centralized Procedure. Similar biological medicinal products that do not fall under the mandatory scope can, at the request of the applicant, be accepted for consideration under the Centralized Procedure, when the applicant shows that the medicinal product constitutes a significant therapeutic, scientific or technical innovation or when the applicant shows that the granting of a Community authorization for the medicinal product is in the interest of patients at European Union level.

A similar biological medicinal product, also known as a biosimilar, is a product that is similar to a biological medicine that has already been authorized, the so-called “reference medicinal product.” The active substance of a similar biological medicinal product is a known biological active substance and similar to the one of the reference medicinal product. A similar biological medicinal product and its reference medicinal product are expected to have the same safety and efficacy profile and are generally used to treat the same conditions.

The similar nature of a biosimilar and a reference product is demonstrated by comprehensive comparability studies covering quality, biological activity, safety and efficacy. The dosage and route of administration should be the same while deviations in formulation or inactive substances require justification or further studies. Intended changes to improve efficacy are not compatible with a biosimilarity approach. The minimum expectation of data supplied with the application will include pharmaceutical, chemical, and biological preclinical data, as well as bioequivalence and bioavailability (bodily distribution and concentration) clinical data. The type and amount of additional information, such as toxicological and other preclinical and clinical data, is determined on a case-by-case basis. Unlike in the United States, the directives and guidelines governing the EEA do not explicitly provide for the designation of interchangeability of similar biological medicinal products, nor does the EMA submit an opinion on whether a biosimilar can be used interchangeably with its reference product.

EMA guidelines suggest that clinical trials comparing a biosimilar candidate to a reference medicinal product be designed such that they will demonstrate not only similar efficacy but also similar clinical outcome with respect to safety. Clinical trials designed to establish the expectation of equivalent clinical outcomes for any one patient require a sufficiently large number of patients in the study such that certain statistical measures are satisfied. As such, equivalence trials are usually more expensive and longer in duration than non-inferiority trials that may be employed in other medicinal product categories. The EMA recommends engaging in discussions with regulatory authorities if the use of a non-inferiority design is being considered. If a reference product is approved for more than one therapeutic indication, the efficacy and safety of the biosimilar has to be justified or, if necessary, demonstrated separately for each of the claimed indications. This may include a review of clinical experience and available literature data, or the execution of further non-clinical or appropriate clinical studies.

The EMA provides additional specific guidance and requirements for products being developed as biosimilar candidate to EEA-authorized interferon-beta 1a or 1b and interferon-alpha 2a or 2b. The guidance outlines specific types of preclinical data and clinical studies required to support the claim of biosimilarity. Additionally, the guidelines provide specific considerations for assessing clinical safety and for post-authorization pharmacovigilance monitoring.

European Union legislation provides (with respect to reference products authorized after October 30, 2005 under the Decentralized, Mutual Recognition and national procedures, or after November 20, 2005, for products authorized under the Centralized Procedure) for an eight-year period of data protection and ten-year period of market exclusivity for medicinal products which received marketing authorization in accordance with, respectively, Directive 2001/83/EC as amended or Regulation (EC) No 726/2004 as amended. The provisions also state that if, during the first eight years of authorization, the holder obtains an authorization for one or more new therapeutic indications which are deemed to have significant clinical benefit as compared to existing therapies, the original market exclusivity can be extended to a maximum of 11 years. The data and market exclusivity periods start from the date of the initial authorization, which for reference medicinal products authorized through the Centralized Procedure is the date of notification of the marketing authorization decision to the marketing authorization holder of the reference product.

Post-Approval Requirements

Once granted, initial marketing authorization of a medicinal product is valid for five years. The authorization may be renewed after five years on the basis of a reevaluation of the risk-benefit balance. At that point, once renewed, the marketing authorization is valid indefinitely or, if justified on grounds of pharmacovigilance, may be restricted to an additional five-year authorization period.

Marketing authorization holders are required to maintain a pharmacovigilance system and to maintain detailed records of all suspected adverse reactions in the EEA or in a third country. Serious suspected adverse reactions are to be communicated to the appropriate EEA regulatory authorities no later than 15 days after receipt of the information. EEA regulations require periodic safety reporting leading up to and following market authorization, based on a defined schedule, for as long as the product is marketed, or when immediately requested by regulatory authorities. An increase in incidents of adverse events or any cause for a change in opinion by the EMA pertaining to the risk-benefit balance may lead to suspension, variation, or revocation of marketing authorization and would severely impact our business.

EEA regulations also stipulate that regulators, such as the Competent Authorities of the EEA Member States, independently or coordinated by the EMA, may carry out repeated or unannounced inspections of the medicinal product manufacturer or at the premises of the marketing authorization holder, regarding compliance with cGMP principles and guidelines. Compliance issues identified at our facilities or at third party manufacturers may disrupt clinical or commercial production or distribution or require substantial resources to correct. This may result in the delay of clinical trials or commercial product launch. Discovery or problems with the product or the failure to comply with applicable requirements may result in restrictions on a product, the manufacturer or the holder of a marketing authorization, including withdrawal or recall of the product from the market or other EMA or EEA Competent Authority initiated action that could delay or prohibit future marketing. Additionally, new government regulations may be established that could delay or prevent regulatory approval of our products under development.

United States Government Regulation

In the United States, section 351(i)(1) of the Public Health Service Act, or PHSA, defines a biological product (biologic) as a:

•	virus, therapeutic serum, toxin, antitoxin, vaccine, blood, blood component or derivative, allergenic product, protein (except any chemically synthesized polypeptide), or analogous product, … applicable to the prevention, treatment, or cure of a disease or condition of human beings.

The information that must be submitted to the Food and Drug Administration, or FDA, in order to obtain approval to market a new biologic varies depending on whether the application for the biological product is submitted under section 351(a) or section 351(k) of the PHSA. Any proposed biologic, including a new product whose safety, purity and potency has not previously been demonstrated in humans, may follow the Biologics License Application (BLA) route as defined by section 351(a). However, a proposed biologic whose active ingredient(s) and certain other properties are highly similar (biosimilar) to those of a previously approved biologic may follow an abbreviated licensure pathway as defined by section 351(k) of the PHSA. The FDA, under the authority of the Secretary of Health and Human Services, reviews and ultimately approves applications for biological products submitted under either pathway.

In addition, in FDA’s draft guidance document Biosimilars: Questions and Answers Regarding Implementation of the Biologics Price Competition and Innovation Act of 2009, the FDA clarified that it intends to regulate any polymer composed of 40 or fewer amino acids, and any polymer made entirely by chemical synthesis and composed of fewer than 100 amino acids, as drugs under the FFDCA and its implementing regulations, rather than as biologics under the PHSA, unless the polymer otherwise meets the statutory definition of a biological product. The process required by the FDA before a drug may be marketed in the United States generally involves the submission to the FDA of a New Drug Application, or NDA. The results of preclinical studies and clinical trials, along with information regarding the manufacturing process, analytical tests conducted on the chemistry of the drug, proposed labeling and other relevant information are submitted to the FDA as part of an NDA, and FDA review and approval of the NDA is necessary prior to any commercial marketing or sale of the drug in the United States. However, under the Hatch-Waxman Act, a pharmaceutical manufacturer may file an abbreviated new drug application, or ANDA, seeking approval of a generic copy of an approved innovator product.

Drugs and biologics are also subject to other federal, state, and local statutes and regulation. If we fail to comply with applicable FDA or other requirements at any time during the drug development process, clinical testing, the approval process or after approval, we may become subject to administrative or judicial sanctions. These sanctions could include the FDA’s refusal to approve pending applications, license suspension or revocation, withdrawal of an approval, warning letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, civil penalties or criminal prosecution. Any FDA enforcement action could have a material adverse effect on us.

BLA/NDA Approval Process

The process generally required by the FDA before a biologic or drug product candidate may be marketed in the United States involves the following:

•	completion of preclinical laboratory tests and animal studies performed in accordance with the FDA’s current Good Laboratory Practices, or GLP, regulations;

•	submission to the FDA of an IND which must become effective before human clinical trials may begin and must be updated annually;

•	approval by an independent IRB or ethics committee at each clinical site before the trial is initiated;

•	performance of adequate and well-controlled clinical trials to establish the safety, purity and potency of the proposed biologic, and the safety and efficacy of the proposed drug for each indication;

•	preparation of and submission to the FDA of a BLA or NDA after completion of all pivotal clinical trials;

•	satisfactory completion of an FDA Advisory Committee review, if applicable;

•	a determination by the FDA within 60 days of its receipt of an NDA or BLA to file the application for review;

•	satisfactory completion of an FDA pre-approval inspection of the manufacturing facility or facilities at which the proposed product is produced to assess compliance with current Good Manufacturing Practices, or cGMP, and to assure that the facilities, methods and controls are adequate to preserve the biological product’s continued safety, purity and potency; and

•	FDA review and approval of the BLA or NDA prior to any commercial marketing or sale of the biologic product in the United States.

The preclinical and clinical testing and approval process requires substantial time, effort, and financial resources, and we cannot be certain that any approvals for our product candidates will be granted on a timely basis, if at all. An IND is a request for authorization from the FDA to administer an investigational new drug product to humans. The central focus of an IND submission is on the general investigational plan and the protocol(s) for human studies. The IND also includes results of animal and in vitro studies assessing the toxicology, pharmacokinetics, pharmacology, and pharmacodynamic characteristics of the product; chemistry, manufacturing, and controls information; and any available human data or literature to support the use of the investigational product. An IND must become effective before human clinical trials may begin. An IND will automatically become effective 30 days after receipt by the FDA, unless before that time the FDA raises concerns or questions related to the proposed clinical studies. In such a case, the IND may be placed on clinical hold and the IND sponsor and the FDA must resolve any outstanding concerns or questions before clinical studies can begin. Accordingly, submission of an IND may or may not result in the FDA allowing clinical studies to commence.

Clinical trials involve the administration of the investigational product to human subjects under the supervision of qualified investigators in accordance with current Good Clinical Practices, or cGCPs, which include the requirement that all research subjects provide their informed consent for their participation in any clinical study. Clinical trials are conducted under protocols detailing, among other things, the objectives of the study, the parameters to be used in monitoring safety and the effectiveness criteria to be evaluated. Each clinical protocol and any subsequent protocol amendments must be submitted to the FDA as part of the IND, and an IRB at each site where the study is conducted must also approve the study. The IRB must monitor the study until completed. There are also requirements governing the reporting of ongoing clinical studies and clinical study results to public registries. Clinical trials typically are conducted in three or four sequential phases, but the phases may overlap or be combined.

•	Phase 1. The investigational product is initially introduced into healthy human subjects or patients with the target disease or condition. These studies are designed to evaluate the safety, dosage tolerance, metabolism and pharmacologic actions of the investigational product in humans, the side effects associated with increasing doses, and, if possible, to gain early evidence on effectiveness.

•	Phase 2. The investigational product is administered to a limited patient population to evaluate dosage tolerance and optimal dosage, identify possible adverse side effects and safety risks, and preliminarily evaluate efficacy.

•	Phase 3. The investigational product is administered to an expanded patient population, generally at geographically dispersed clinical study sites to generate enough data to statistically evaluate dosage, clinical effectiveness and safety, to establish the overall benefit-risk relationship of the investigational product, and to provide an adequate basis for product approval.

•	Phase 4. In some cases, the FDA may condition approval of an NDA or BLA for a product candidate on the sponsor’s agreement to conduct additional clinical studies after approval. In other cases, a sponsor may voluntarily conduct additional clinical studies after approval to gain more information about the product. Such post-approval studies are typically referred to as Phase 4 clinical trials.

A pivotal trial is a clinical study that adequately meets regulatory agency requirements for the evaluation of an investigational product’s efficacy and safety such that it can be used to justify the approval of the product. Generally, pivotal trials are Phase 3 trials, but the FDA may accept results from Phase 2 trials if the trial design provides a well-controlled and reliable assessment of clinical benefit, particularly in situations where there is an unmet medical need and the results are sufficiently robust.

Phase 1, Phase 2 and Phase 3 trials may not be completed successfully within a specified period, if at all, and there can be no assurance that the data collected will support FDA approval or licensure of the product. Furthermore, the FDA, the IRB, or the clinical study sponsor may suspend or terminate a clinical study at any time on various grounds, including a finding that the research subjects are being exposed to an unacceptable health risk. Additionally, some clinical studies are overseen by an independent group of qualified experts organized by the clinical study sponsor, known as a data safety monitoring board or committee. This group provides authorization for whether or not a trial may move forward at designated check points based on access to certain data from the trial. We may also suspend or terminate a clinical study based on evolving business objectives and/or competitive climate.

Assuming successful completion of all required testing in accordance with all applicable regulatory requirements, detailed information regarding the investigational product is submitted to the FDA in the form of an NDA or BLA requesting approval to market the product for one or more indications. The NDA or BLA must include all relevant data available from pertinent preclinical and clinical trials, including negative or ambiguous results as well as positive findings, together with detailed information relating to the product’s chemistry, manufacturing, controls, and proposed labeling, among other things. Data can come from company-sponsored clinical studies intended to test the safety and effectiveness of a use of the product, or from a number of alternative sources, including studies initiated by investigators. Under federal law, the submission of most NDAs and BLAs is subject to an application user fee, and the sponsor of an approved NDA or BLA is also subject to annual product and establishment user fees. These fees are typically increased annually. A waiver of user fees may be obtained under certain limited circumstances.

Once an NDA or BLA has been submitted, the FDA’s goal is to review the application within ten months after it accepts the application for filing, or, if the application relates to an unmet medical need in a serious or life-threatening indication, six months after the FDA accepts the application for filing. The review process is often significantly extended by FDA requests for additional information or clarification. The FDA reviews a BLA to determine, among other things, whether a product is safe, pure and potent and the facility in which it is manufactured, processed, packed, or held meets standards designed to assure the product’s continued safety, purity and potency. Similarly, the FDA reviews an NDA to determine, among other things, whether the proposed product is safe and effective for its intended use, and whether the product is being manufactured in accordance with cGMP to assure and preserve the product’s safety, quality and purity.

Before approving a BLA or NDA, the FDA typically will inspect the facility or facilities at which the product is manufactured. The FDA will not approve the application unless it determines that the manufacturing processes and facilities are in compliance with cGMP requirements and adequate to assure consistent production of the product within required specifications. Additionally, before approving a BLA or NDA, the FDA will typically inspect one or more clinical sites to assure compliance with cGCP. If the FDA determines that the application, manufacturing process or manufacturing facilities are not acceptable, it will outline the deficiencies in the submission and often will request additional testing or information. Notwithstanding the submission of any requested additional information, the FDA ultimately may decide that the application does not satisfy the regulatory criteria for approval.

The FDA is required to refer an application for a novel product to an advisory committee or explain why such referral was not made. Typically, an advisory committee is a panel of independent experts, including clinicians and other scientific experts, that reviews, evaluates and provides a recommendation as to whether the application should be approved and under what conditions. The FDA is not bound by the recommendations of an advisory committee, but it considers such recommendations carefully when making decisions.

The testing and approval process requires substantial time, effort and financial resources, and each may take several years to complete. The FDA may not grant approval on a timely basis, or at all, and we and our partners may encounter difficulties or unanticipated costs in our efforts to secure necessary governmental approvals, which could delay or preclude us from marketing our products. After the FDA evaluates a BLA or NDA and conducts inspections of manufacturing facilities where the investigational product and/or its drug substance will be produced, the FDA may issue an approval letter or a Complete Response Letter. An approval letter authorizes commercial marketing of the product with specific prescribing information for specific indications. A Complete Response Letter indicates that the review cycle of the application is complete and the application is not ready for approval. A Complete Response Letter may require additional clinical data and/or an additional pivotal Phase 3 trial or trials, and/or other significant, expensive and time-consuming requirements related to clinical trials, preclinical trials or manufacturing. Even if such additional information is submitted, the FDA may ultimately decide that the BLA or NDA does not satisfy the criteria for approval. The FDA may also approve the BLA or NDA with a Risk Evaluation and Mitigation Strategy (“REMS”) plan to mitigate risks, which could include medication guides, physician communication plans, or elements to assure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. The FDA also may condition approval on, among other things, changes to proposed labeling, development of adequate controls and specifications, or a commitment to conduct one or more post-market studies or clinical trials. Such post-market testing may include Phase 4 trials and surveillance to further assess and monitor the product’s safety and effectiveness after commercialization. New government requirements, including those resulting from new legislation, may be established, or the FDA’s policies may change, which could delay or prevent regulatory approval of our products under development.

Drugs and biologics manufactured or distributed pursuant to FDA approvals are subject to pervasive and continuing regulation by the FDA, including, among other things, requirements relating to recordkeeping, periodic reporting, product sampling and distribution, advertising and promotion and reporting of adverse experiences with the product. After approval, most changes to the approved product, such as adding new indications or other labeling claims are subject to prior FDA review and approval. There also are continuing, annual user fee requirements for any marketed products and the establishments at which such products are manufactured, as well as new application fees for supplemental applications with clinical data. Manufacturers are subject to periodic unannounced inspections by the FDA and state agencies for compliance with cGMP requirements. Changes to the manufacturing process are strictly regulated, and, depending on the significance of the change, may require prior FDA approval before being implemented. FDA regulations also require investigation and correction of any deviations from cGMP and impose reporting and documentation requirements upon us and any third-party manufacturers that we may decide to use. Accordingly, manufacturers must continue to expend time, money and effort in the area of production and quality control to maintain compliance with cGMP and other aspects of regulatory compliance.

We rely, and expect to continue to rely, on third parties for the production of clinical quantities of our product candidates, and expect to rely in the future on third parties for the production of commercial quantities. Future FDA and state inspections may identify compliance issues at our facilities or at the facilities of our contract manufacturers that may disrupt production or distribution, or require substantial resources to correct. In addition, discovery of previously unknown problems with a product or the failure to comply with applicable requirements may result in restrictions on a product, manufacturer or holder of an approved NDA or BLA, including withdrawal or recall of the product from the market or other voluntary, FDA-initiated or judicial action that could delay or prohibit further marketing.

The FDA may withdraw approval if compliance with regulatory requirements and standards is not maintained or if problems occur after the product reaches the market. Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with manufacturing processes, or failure to comply with regulatory requirements, may result in revisions to the approved labeling to add new safety information; imposition of post-market studies or clinical studies to assess new safety risks; or imposition of distribution restrictions or other restrictions under a REMS program. Other potential consequences include, among other things:

•	restrictions on the marketing or manufacturing of the product, complete withdrawal of the product from the market or product recalls;

•	fines, warning letters or holds on post-approval clinical trials;

•	refusal of the FDA to approve pending applications or supplements to approved applications, or suspension or revocation of product license approvals;

•	product seizure or detention, or refusal to permit the import or export of products; or

•	injunctions or the imposition of civil or criminal penalties.

The FDA strictly regulates marketing, labeling, advertising, and promotion of products that are placed on the market. Drugs and biologics may be promoted only for the approved indications and in accordance with the provisions of the approved label. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses, and a company that is found to have improperly promoted off-label uses may be subject to significant liability.

Abbreviated Licensure Pathway of Biological Products as Biosimilar or Interchangeable

The Patient Protection and Affordable Care Act, or PPACA, or Affordable Care Act, or ACA, signed into law on March 23, 2010, includes a subtitle called the Biologics Price Competition and Innovation Act of 2009, or BPCIA, which amended the PHSA and created an abbreviated approval pathway for biological products shown to be highly similar to an FDA-licensed reference biological product. The BPCIA attempts to minimize duplicative testing, and thereby lower development costs and increase patient access to affordable treatments. An application for licensure of a biosimilar product under section 351(k) of the PHSA must include information demonstrating biosimilarity based upon the following, unless the FDA determines otherwise:

•	analytical studies demonstrating that the proposed biosimilar product is highly similar to the approved product notwithstanding minor differences in clinically inactive components;

•	animal studies (including the assessment of toxicity); and

•	a clinical study or studies (including the assessment of immunogenicity and pharmacokinetics or pharmacodynamics) sufficient to demonstrate safety, purity and potency in one or more conditions for which the reference biologic product is licensed and intended to be used.

In addition, an application submitted under the 351(k) pathway must include information demonstrating that:

•	the proposed biosimilar product and reference product utilize the same mechanism of action for the condition(s) of use prescribed, recommended, or suggested in the proposed labeling, but only to the extent the mechanism(s) of action are known for the reference product;

•	the condition or conditions of use prescribed, recommended, or suggested in the labeling for the proposed biosimilar product have been previously approved for the reference product;

•	the route of administration, the dosage form, and the strength of the proposed biosimilar product are the same as those for the reference product; and

•	the facility in which the biological product is manufactured, processed, packed or held meets standards designed to assure that the biological product continues to be safe, pure, and potent.

Biosimilarity, as defined in PHSA §351(i), means that the biological product is highly similar to the reference product notwithstanding minor differences in clinically inactive components; and that there are no clinically meaningful differences between the biological product and the reference product in terms of the safety, purity, and potency of the product.

In addition, section 351(k)(4) of the PHSA provides for a designation of “interchangeability” between the reference and biosimilar products, whereby the biosimilar may be substituted for the reference product without the intervention of the health care provider who prescribed the reference product. The higher standard of interchangeability must be demonstrated by information sufficient to show that:

•	the proposed product is biosimilar to the reference product;

•	the proposed product is expected to produce the same clinical result as the reference product in any given patient; and

•	for a product that is administered more than once to an individual, the risk to the patient in terms of safety or diminished efficacy of alternating or switching between the biosimilar and the reference product is no greater than the risk of using the reference product without such alternation or switch.

FDA approval is required before a biosimilar may be marketed in the United States. However, complexities associated with the large and intricate structures of biological products and the process by which such products are manufactured pose significant hurdles to the FDA’s implementation of the 351(k) approval pathway that are still being worked out by the FDA. For example, the FDA has discretion over the kind and amount of scientific evidence—laboratory, preclinical and/or clinical—required to demonstrate biosimilarity to a licensed biological product. According to FDA guidance:

“the implementation of an abbreviated licensure pathway for biological products can present challenges given the scientific and technical complexities that may be associated with the larger and typically more complex structure of biological products, as well as the processes by which such products are manufactured. Most biological products are produced in a living system such as a microorganism, or plant or animal cells, whereas small molecule drugs are typically manufactured through chemical synthesis.”

The FDA intends to consider the totality of the evidence, provided by a sponsor to support a demonstration of biosimilarity, and recommends that sponsors use a stepwise approach in the development of their biosimilar products. Biosimilar product applications thus may not be required to duplicate the entirety of preclinical and clinical testing used to establish the underlying safety and effectiveness of the reference product. However, the FDA may refuse to approve a biosimilar application if there is insufficient information to show that the active ingredients are the same or to demonstrate that any impurities or differences in active ingredients do not affect the safety, purity or potency of the biosimilar product. In addition, as with BLAs, biosimilar product applications will not be approved unless the product is manufactured in facilities designed to assure and preserve the biological product’s safety, purity and potency.

The submission of an application via the 351(k) pathway does not guarantee that the FDA will accept the application for filing and review, as the FDA may refuse to accept applications that it finds are insufficiently complete. The FDA will treat a biosimilar application or supplement as incomplete if, among other reasons, any applicable user fees assessed under the Biosimilar User Fee Act of 2012 have not been paid. In addition, the FDA may accept an application for filing but deny approval on the basis that the sponsor has not demonstrated biosimilarity, in which case the sponsor may choose to conduct further analytical, preclinical or clinical studies and submit a BLA for licensure as a new biological product under section 351(a) of the PHSA.

The timing of final FDA approval of a biosimilar for commercial distribution depends on a variety of factors, including whether the manufacturer of the branded product is entitled to one or more statutory exclusivity periods, during which time the FDA is prohibited from approving any products that are biosimilar to the branded product. The FDA cannot approve a biosimilar application for twelve years from the date of first licensure of the reference product. Additionally, a biosimilar product sponsor may not submit an application under the 351(k) pathway for four years from the date of first licensure of the reference product. A reference product may also be entitled to exclusivity under other statutory provisions. For example, a reference product designated for a rare disease or condition (an “orphan drug”) may be entitled to seven years of exclusivity under section 360cc of the FFDCA, in which case no product that is biosimilar to the reference product may be approved until either the end of the twelve year period provided under §351(k) or the end of the seven year orphan drug exclusivity period, whichever occurs later. In certain circumstances, a regulatory exclusivity period can extend beyond the life of a patent, and thus block §351(k) applications from being approved on or after the patent expiration date. In addition, the FDA may under certain circumstances extend the exclusivity period for the reference product by an additional six months if the FDA requests, and the manufacturer undertakes, studies on the effect of its product in children, a so-called pediatric extension.

The first biological product determined to be interchangeable with a branded product for any condition of use is also entitled to a period of exclusivity, during which time the FDA may not determine that another product is interchangeable with the reference product for any condition of use. This exclusivity period extends until the earlier of: (1) one year after the first commercial marketing of the first interchangeable product; (2) 18 months after resolution of a patent infringement suit instituted under 42 U.S.C. § 262(l)(6) against the applicant that submitted the application for the first interchangeable product, based on a final court decision regarding all of the patents in the litigation or dismissal of the litigation with or without prejudice; (3) 42 months after approval of the first interchangeable product, if a patent infringement suit instituted under 42 U.S.C. § 262(l)(6) against the applicant that submitted the application for the first interchangeable product is still ongoing; or (4) 18 months after approval of the first interchangeable product if the applicant that submitted the application for the first interchangeable product has not been sued under 42 U.S.C. § 262(l)(6).

Post Approval Requirements

After obtaining regulatory approval of a product, manufacturers may be required to comply with a number of post-approval requirements. For example, as a condition of approval of a BLA or a §351(k) application the FDA may require post marketing testing and surveillance to monitor the product’s safety or efficacy.

In addition, the holder of an approved BLA or §351(k) application is required to report certain adverse reactions and production problems involving its product to the FDA to provide updated safety and efficacy information and to comply with requirements concerning advertising and promotional labeling for the product. Quality control and manufacturing procedures must also continue to conform to cGMPs after approval and the FDA periodically inspects manufacturing facilities to assess compliance with cGMPs.

Patent Disputes under the BPCIA

The BPCIA includes a detailed framework for addressing potential patent disputes between biosimilar product and reference product sponsors. Within 20 days after being notified that FDA has accepted its application for review, a 351(k) applicant must provide a copy of its application, along with any other information that describes the manufacturing processes for the biosimilar product, to the reference product sponsor’s in-house counsel, the reference product sponsor’s outside counsel, and/or a representative of the owner of a patent exclusively licensed to the reference product sponsor with respect to the reference product who has retained a right to assert the patent or participate in litigation. The copy of the application and any other information provided are considered “confidential information” under the PHSA, and recipients are generally prohibited from disclosing anything contained therein and from using the information for any purposes other than to determine whether a patent infringement claim may reasonably be asserted. The reference product sponsor then has sixty days to provide the applicant with an initial list of patents that could reasonably be asserted. The reference product sponsor may also choose to designate patents that it would be willing to license to the applicant.

Within sixty days of receiving the initial list of patents from the reference product sponsor, the biosimilar applicant may provide the reference product sponsor with an initial list of patents that the applicant contends could reasonably be asserted by the reference product sponsor, and, for each patent on this list or the list provided by the reference product sponsor, must either (1) provide a claim-by-claim statement of the factual and legal basis for the applicant’s opinion that the patent is invalid, unenforceable, or will not be infringed, or (2) provide a statement that the applicant does not intend to begin marketing its product prior to the patent’s expiration. The applicant must also respond to the reference product sponsor’s list of patents available for licensing. If the applicant provided any statement regarding the non-infringement, invalidity, or unenforceability of any of the patents-at-issue, the reference product sponsor has sixty days to rebut such arguments and to provide the factual and legal basis for the reference product sponsor’s option that the patent(s) will be infringed by the commercial marketing of the proposed biosimilar product.

Once the applicant has received the statement of the basis for the reference product sponsor’s opinion, the parties have fifteen days to engage in good faith negotiations to agree on which if any of the patents will be the subject of an infringement action. The PHSA contemplates that the parties may not reach an agreement within this timeframe, in which case additional patent list exchange procedures are triggered. The applicant must first notify the reference product sponsor of the number of patents that it believes should be the subject of an infringement action. Subsequently, within five days of this notification and on a date agreed upon by the parties, the parties must simultaneously exchange lists of the patents that each believes should be the subject of an infringement action. The reference product sponsor may not list a greater number of patents than the number listed by the applicant, though if the applicant lists no patents the reference product sponsor may still list just one. Under this provision, the biosimilar applicant thus controls the number of patents that will be the subject of the infringement action.

Following this last list exchange, the reference product sponsor has thirty days to bring an infringement action for each patent on both lists. Alternatively, if the parties successfully negotiate an agreement regarding the patents that will form the basis for an infringement action, the innovator has thirty days after such agreement to bring an infringement action for each of the negotiated patents. Within thirty days of being served with a complaint in the infringement action, the applicant must provide notice to the FDA, and the FDA will publish notice of the complaint in the Federal Register. Unlike the Hatch-Waxman Act, under which an innovator must list its patents in the Orange Book, and the FDA will suspend its review for thirty months if an innovator files a patent infringement suit, the BPCIA does not direct the FDA to suspend review of the biosimilar product application as a result of the patent dispute.

For patents that are issued or licensed after the reference product sponsor has identified its initial list, the reference product sponsor may supplement its initial list with the additional patents within thirty days of the new patents’ issuance or licensing. The biosimilar applicant must then respond within thirty days with a statement of the factual and legal basis for its opinion that the patent is invalid, unenforceable, or will not be infringed, or that the applicant does not intend to begin marketing its product prior to the patent’s expiration. However, these patents do not become subject to the additional negotiation and list exchange procedures of the BPCIA, but rather are subject to preliminary injunction procedures. The BPCIA requires the biosimilar applicant to provide 180-day notice to the reference product sponsor of the applicant’s intent to market the biosimilar product, and the reference product sponsor may then seek a preliminary injunction (PI) on any patents there were included on any of the patent lists initially exchanged between the parties, but excluded from the patent list agreed to during negotiations or from the lists that were exchanged as a result of the parties’ failure to reach an agreement. Both parties must reasonably cooperate to expedite discovery as is needed in connection with the PI motion.

The BPCIA limits both the reference product sponsor and the biosimilar applicant from bringing actions for declaratory judgment (DJ). In particular, if the reference product sponsor has been provided confidential access to the biosimilar application, neither party may bring a DJ action before the reference product sponsor receives the applicant’s 180-day advance notice of commercial marketing. Moreover, DJ actions may only be brought against patents for which a PI motion has been filed. Importantly, if the biosimilar applicant fails to respond to the reference product sponsor as required at the various steps of the BPCIA’s patent dispute resolution framework, the reference product sponsor may bring a DJ action on any patent included on the reference product sponsor’s initial list and its list of newly issued or licensed patents. If the applicant fails to provide access to the confidential information required to be provided at the start of the patent dispute process, the reference product sponsor may bring a DJ action on any patent that claims the biological product or its use.

The FDA has not yet approved an application submitted under the 351(k) pathway, thus no typical review period for a biosimilar application has yet been established. However, the FDA aims to review 70%, 80%, 85%, and 90% of original (rather than resubmitted) biosimilar applications within ten months of receipt in fiscal years 2014, 2015, 2016, and 2017 respectively. While it may be possible for a biosimilar applicant and reference product sponsor to settle any patent disputes prior to approval, patent litigation may delay the ability of a biosimilar applicant to sell commercial product in the United States.

Abbreviated New Drug Applications for Generic Drugs

The Hatch-Waxman Act authorizes the FDA to approve generic drugs pursuant to an abbreviated regulatory pathway. To obtain approval of a generic drug, an applicant must submit an abbreviated new drug application, or ANDA, to the agency. In support of such applications, a generic manufacturer may rely on the preclinical and clinical testing previously conducted for a drug product previously approved under an NDA (the “reference listed drug” or “RLD”).

In order for an ANDA to be approved, the FDA must find that the proposed generic product is identical to the RLD with respect to the active ingredients, the route of administration, the dosage form, and the strength of the drug. The FDA must also determine that the generic drug is “bioequivalent” to the innovator drug. Under the FFDCA, a generic drug is bioequivalent to an RLD if “the rate and extent of absorption of the generic drug do not show a significant difference from the rate and extent of absorption of the listed drug.”

In seeking approval for a drug through an NDA applicants are required to list with the FDA certain patents whose claims cover the applicant’s product. Upon approval of an NDA, each of the patents listed in the application for the drug is then published in the Orange Book. Any applicant who files an ANDA seeking approval of a generic equivalent version of a drug listed in the Orange Book must certify to FDA that (1) no patent information on the drug product that is the subject of the application has been submitted to the FDA; (2) such patent has expired; (3) the date on which such patent expires; or (4) such patent is invalid or will not be infringed upon by the manufacture, use or sale of the drug product for which the application is submitted. This last certification is known as a paragraph IV certification. A notice of the paragraph IV certification must be provided to each owner of the patent that is the subject of the certification and to the holder of the approved NDA to which the ANDA refers. The applicant may also elect to submit a “section viii” statement certifying that its proposed label does not contain (or carves out) any language regarding the patented method-of-use rather than certify to a listed method-of-use patent.

If the reference NDA holder and patent owners assert a patent challenge directed to one of the Orange Book listed patents within 45 days of the receipt of the paragraph IV certification notice, the FDA is prohibited from approving the application until the earlier of 30 months from the receipt of the paragraph IV certification expiration of the patent, settlement of the lawsuit or a decision in the infringement case that is favorable to the applicant. The ANDA also will not be approved until any applicable non-patent exclusivity listed in the Orange Book for the branded reference drug has expired.

The FFDCA provides a period of five years of non-patent exclusivity for a new drug containing a new chemical entity. In cases where such exclusivity has been granted, an ANDA may not be filed with the FDA until the expiration of five years unless the submission is accompanied by a Paragraph IV certification, in which case the applicant may submit its application four years following the original product approval. The FFDCA also provides for a period of three years of exclusivity if the NDA includes reports of one or more new clinical investigations, other than bioavailability or bioequivalence studies, that were conducted by or for the applicant and are essential to the approval of the application. This three-year exclusivity period often protects changes to a previously approved drug product, such as a new dosage form, route of administration, combination or indication.

Patent Term Restoration

Depending upon the timing, duration, and specifics of the FDA approval of the use of our product candidates, some of our U.S. patents may be eligible for limited patent term extension under the Drug Price Competition and Patent Term Restoration Act of 1984, commonly referred to as the Hatch-Waxman Amendments. The Hatch-Waxman Amendments permit a patent restoration term of up to five years as compensation for patent term lost during product development and the FDA regulatory review process. However, patent term restoration cannot extend the remaining term of a patent beyond a total of 14 years from the product’s approval date. The patent term restoration period is generally one-half the time between the effective date of an IND and the submission date of an NDA or BLA, plus the time between the submission date and the approval of that application. Only one patent applicable to an approved product is eligible for the extension and the application for the extension must be submitted prior to the expiration of the patent. The U.S. Patent and Trademark Office, in consultation with the FDA, reviews and approves the application for any patent term extension or restoration. In the future, we may apply for restoration of patent term for one of our currently owned or licensed patents to add patent life beyond its current expiration date, depending on the expected length of the clinical studies and other factors involved in the filing of the relevant NDA or BLA.

The Animal Rule

In the case of product candidates that are intended to treat certain rare life-threatening diseases, such as our anthrax vaccine product candidates, conducting controlled clinical trials to determine efficacy may be unethical or unfeasible. Under regulations issued by the FDA in 2002, often referred to as the “Animal Rule,” the approval of such products can be based on clinical data from trials in healthy human subjects that demonstrate adequate safety and efficacy data from adequate and well-controlled animal studies. Among other requirements, the animal studies must establish that the drug or biological product is reasonably likely to produce clinical benefits in humans. Because the FDA must agree that data derived from animal studies may be extrapolated to establish safety and effectiveness in humans, seeking approval under the Animal Rule may add significant time, complexity and uncertainty to the testing and approval process. In addition, products approved under the Animal Rule are subject to additional requirements including post-marketing study requirements, restrictions imposed on marketing or distribution or requirements to provide information to patients.

Pharmaceutical Coverage, Pricing and Reimbursement

Significant uncertainty exists as to the coverage and reimbursement status of any products for which we obtain regulatory approval. In the United States and markets in other countries, sales of any products for which we receive regulatory approval for commercial sale will depend in part on the availability of coverage and reimbursement from third-party payors. Third-party payors include government authorities, managed care providers, private health insurers and other organizations. The process for determining whether a payor will provide coverage for a drug product may be separate from the process for setting the reimbursement rate that the payor will pay for the drug product. Third-party payors may limit coverage to specific drug products on an approved list, or formulary, which might not include all of the FDA-approved drugs for a particular indication. Moreover, a payor’s decision to provide coverage for a drug product does not imply that an adequate reimbursement rate will be approved. Adequate third-party reimbursement may not be available to enable us to maintain price levels sufficient to realize an appropriate return on our investment in product development.

Third-party payors are increasingly challenging the price and examining the medical necessity and cost-effectiveness of medical products and services, in addition to their safety and efficacy. In order to obtain coverage and reimbursement for any product that might be approved for sale, we may need to conduct expensive pharmacoeconomic studies in order to demonstrate the medical necessity and cost-effectiveness of our products, in addition to the costs required to obtain regulatory approvals. Our product candidates may not be considered medically necessary or cost-effective. If third-party payors do not consider a product to be cost-effective compared to other available therapies, they may not cover the product after approval as a benefit under their plans or, if they do, the level of payment may not be sufficient to allow a company to sell its products at a profit.

The United States government, state legislatures and foreign governments have shown significant interest in implementing cost containment programs to limit the growth of government-paid health care costs, including price controls, restrictions on reimbursement and requirements for substitution of generic products for branded prescription drugs. By way of example, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, collectively, Affordable Care Act, contains provisions that may reduce the profitability of drug products, including, for example, increased the minimum rebates owed by manufacturers under the Medicaid Drug Rebate Program, extended the rebate program to individuals enrolled in Medicaid managed care plans, addressed a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected, established mandatory discounts for certain Medicare Part D beneficiaries and annual fees based on pharmaceutical companies’ share of sales to federal health care programs. Adoption of government controls and measures, and tightening of restrictive policies in jurisdictions with existing controls and measures, could limit payments for pharmaceuticals.

In the European Union, governments influence the price of pharmaceutical products through their pricing and reimbursement rules and control of national health care systems that fund a large part of the cost of those products to consumers. Some jurisdictions operate positive and negative list systems under which products may only be marketed once a reimbursement price has been agreed to by the government. To obtain reimbursement or pricing approval, some of these countries may require the completion of clinical studies that compare the cost-effectiveness of a particular product candidate to currently available therapies. Other member states allow companies to fix their own prices for medicines, but monitor and control company profits. The downward pressure on health care costs in general, particularly prescription drugs, has become very intense. As a result, increasingly high barriers are being erected to the entry of new products. In addition, in some countries, cross-border imports from low-priced markets exert a commercial pressure on pricing within a country.

The marketability of any products for which we and our collaboration partners receive regulatory approval for commercial sale may suffer if the government and third-party payors fail to provide adequate coverage and reimbursement. In addition, an increasing emphasis on cost containment measures in the United States and other countries has increased and we expect will continue to increase the pressure on pharmaceutical pricing. Coverage policies and third-party reimbursement rates may change at any time. Even if favorable coverage and reimbursement status is attained for one or more products for which we receive regulatory approval, less favorable coverage policies and reimbursement rates may be implemented in the future.

Other Healthcare Laws and Compliance Requirements

If we and our collaboration partners obtain regulatory approval for any of our product candidates, we may be subject to various federal and state laws targeting fraud and abuse in the healthcare industry. These laws may impact, among other things, our proposed sales, marketing and education programs. In addition, we may be subject to patient privacy regulation by both the federal government and the states in which we conduct our business. The laws that may affect our ability to operate include:

•	The federal Anti-Kickback Statute, which prohibits, among other things, persons from knowingly and willfully soliciting, receiving, offering or paying remuneration, directly or indirectly, to induce, or in return for, the purchase or recommendation of an item or service reimbursable under a federal healthcare program, such as the Medicare and Medicaid programs;

•	Federal civil and criminal false claims laws and civil monetary penalty laws, which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, claims for payment from Medicare, Medicaid, or other third-party payors that are false or fraudulent;

•	The federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, which created new federal criminal statutes that prohibit executing a scheme to defraud any healthcare benefit program and making false statements relating to healthcare matters;

•	The federal transparency laws, including the federal Physician Payment Sunshine Act, that requires drug manufacturers to disclose payments and other transfers of value provided to physicians and teaching hospitals and ownership and investment interests held by such physicians and their immediate family members;

•	HIPAA, as amended by the Health Information Technology and Clinical Health Act, or HITECH, and its implementing regulations, which imposes certain requirements relating to the privacy, security and transmission of individually identifiable health information; and

•	State law equivalents of each of the above federal laws, such as anti-kickback and false claims laws which may apply to items or services reimbursed by any third-party payor, including commercial insurers; state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government, or otherwise restrict payments that may be made to healthcare providers and other potential referral sources; state laws that require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures; and state laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts.

Because of the breadth of these laws and the narrowness of the statutory exceptions and safe harbors available, it is possible that some of our future business activities could be subject to challenge under one or more of such laws. In addition, the Affordable Care Act broadened the reach of the fraud and abuse laws by, among other things, amending the intent requirement of the federal Anti-Kickback Statute and certain criminal healthcare fraud statutes. Pursuant to the statutory amendment, a person or entity no longer needs to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation. In addition, the Affordable Care Act provides that the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the FCA (discussed below) or the civil monetary penalties statute.

We are also subject to the Foreign Corrupt Practices Act, or FCPA, which prohibits improper payments or offers of payments to foreign governments and their officials for the purpose of obtaining or retaining business. Safeguards we implement to discourage improper payments or offers of payments by our employees, consultants, and others may be ineffective, and violations of the FCPA and similar laws may result in severe criminal or civil sanctions, or other liabilities or proceedings against us, any of which would likely harm our reputation, business, financial condition and result of operations.

If our operations are found to be in violation of any of the laws described above or any other governmental regulations that apply to us, we may be subject to penalties, including civil and criminal penalties, exclusion from participation in government healthcare programs, such as Medicare and Medicaid and imprisonment, damages, fines and the curtailment or restructuring of our operations, any of which could adversely affect our ability to operate our business and our results of operations.

Hazardous Materials

Our service and research and development processes may involve the controlled use of hazardous materials and chemicals. We are subject to federal, state and local laws and regulations governing the use, manufacture, storage, handling and disposal of hazardous materials and waste products. We do not expect the cost of complying with these laws and regulations to be material.

Competition

The development and commercialization of protein therapeutics is highly competitive. While we believe that our Pfēnex Expression Technology®, knowledge, experience and scientific resources provide us with competitive advantages, we face potential competition from many different sources, including major pharmaceutical, generic pharmaceutical, specialty pharmaceutical and biotechnology companies. In the event that we and our collaboration partners were to market and sell any of our biopharmaceutical products, we would face competition from the innovator companies, as well as any other firms developing the biosimilars that would compete with the product candidates in our pipeline and other novel products with similar indications. For example PF582 may compete with products by Roche, as an innovator company, Sandoz International GmbH, as a biosimilar company and Ophthotech Corporation as a developer of novel products. Additionally, PF582 and Lucentis compete with globally marketed products including Eylea and Avastin (off label). Similarly, PF530, our interferon beta-1b biosimilar candidate, may face competition from Bayer, Biocad Biopharmaceutical Company and Biogen IDEC; PF708, our teriparatide generic, may face competition from the innovator Eli Lilly, generic competition from companies like Teva, and from Amgen Inc. and Radius Health, Inc. as developers of novel products. Key competitive factors affecting the success of our lead biosimilar candidates, if approved, are likely to be price, the level of biosimilar and innovator competition and the availability of coverage and reimbursement from government and other third party payors.

Similarly, our novel vaccine development programs face substantial competition from major pharmaceutical and other biotechnology companies that are actively working on improved and novel vaccines. We believe that our primary competitors include Emergent BioSolutions, Inc. and Vaxin, Inc., These companies are receiving funding from BARDA for the development of a next generation anthrax vaccine. All of our novel vaccine efforts will face competition for limited government funding from other non-vaccine defensive measures as well, including medical countermeasures for biological, chemical and nuclear threats, diagnostic testing systems and other emergency preparedness countermeasures.

Sales and Marketing

In light of our stage of development, we have not yet established commercial organization or distribution capabilities. Except for our agreements with Hospira and Strides Arcolab with respect to certain product candidates, we generally expect to retain commercial rights for our product candidates. In particular, we intend to use an internal sales force to commercialize products for which we may receive marketing approvals in territories in which we believe it is possible to access the market through a focused, specialty sales force.

If PF582 receives marketing approval, Hospira, our collaboration partner, will assume responsibility for the manufacturing and commercialization of the PF582 globally. For products being developed as part of our joint venture with Strides Arcolab we have joint responsibility for worldwide commercialization. Given the initial emerging markets focus for those products, we generally expect to jointly seek collaboration, distribution and/or marketing arrangements with third parties.

We have sales and marketing capabilities to support our commercial efforts for our protein production services and reagent protein product sales. In addition, we have sales and marketing capabilities to support those products under development that receive FDA approval that will ultimately be procured by the United States government.

Intellectual Property

We strive to protect and enhance the proprietary technologies that we believe are important to our business, and seek to obtain and maintain patents for any patentable aspects of our platform technology and our products or product candidates, their methods of use and any other inventions that are important to the development of our business. Our success depends substantially on our ability to obtain and maintain patent and other proprietary protection for our technology and product candidates, to defend and enforce our patents to prevent others from infringing our proprietary rights, maintain our licenses to use intellectual property owned by third parties, preserve the confidentiality of our trade secrets and to operate without infringing on the valid and enforceable patents and other proprietary rights of third parties. Our policy is to seek to protect our proprietary position by, among other methods, filing United States and foreign patent applications related to our proprietary technology and product candidates that are important to the development of our business. We also rely on trade secrets, know-how, continuing technological innovation and in-licensing opportunities to develop and maintain our proprietary position relating to our platform technology and product candidates.

We are the owner or licensee of a portfolio of patents and patent applications and possess substantial know-how and trade secrets which protect various aspects of our business. As of December 31, 2014, we were the sole owner of a patent portfolio that consisted of a total of 12 U.S. issued patents and eight U.S. pending patent applications that provide material coverage for our platform technology and our lead product candidates as well as foreign granted and pending patent applications which are counterparts to certain of the foregoing U.S. patents and patent applications. In particular, we own the following issued U.S. utility patents: U.S. Pat. Nos. 7,476,532; 7,618,799; 7,833,752; 7,985,564; 8,017,355; 8,288,127; 8,318,481; 8,455,218; 8,530,171; 8,569,015; 8,603,824; and 8,906,636. Additionally, we own the following U.S. non-provisional utility patent applications: U.S. Appl. Ser. Nos. 11/038,901; 11/400,840; 12/109,554; 12/610,207; 13/039,183; 13/319,844; 13/844,261; and 14/531,833. Moreover, we have licensed the following U.S. patents and U.S. patent applications from The Dow Chemical Company: U.S. Pat. Nos. 7,338,794; 7,595,173; 7,935,798; 8,211,668; and 8,883,472. Our U.S. issued patents expire during the time period beginning in 2026 and ending in 2031. Our owned and exclusively licensed patent portfolio includes claims directed to:

•	methods for bacterial protein production and methods for rapid screening of an array of expression systems

•	P. fluorescens promoter sequences and secretion leader sequences

•	auxotrophic marker systems for antibiotic free maintenance of expression plasmids in high cell density cultures,

•	improved incorporation of non-natural amino acids

•	expression of classes of proteins such as cytokines

•	antibody derivatives

•	microbial toxins in P. fluorescens

•	methods and expression strains for production and/or purification of soluble full length human cytokines interferon beta and G-CSF

•	vaccine antigens recombinant anthrax protective antigen, microbial toxins and toxoids, and the malarial vaccine candidate antigen P. falciparum circumsporozoite protein (CSP).

Pursuant to the technology licensing agreement, The Dow Chemical Company, or TDCC, and Dow Global Technologies LLC, or DGTI, also grant to us non-exclusive licenses to five U.S. patents and applications and their foreign counterparts covering methods and technologies for recovery of proteins and peptides from P. fluorescens cells. In conjunction with the licenses granted by TDCC and DGTI to us under the technology licensing agreement, we also entered into a grant-back and technology license agreement, pursuant to which we granted to TDCC exclusive and non-exclusive licenses under certain patent rights and know-how relating to our Pfēnex Expression Technology® to use certain biological materials to make, use and commercialize products in certain fields of use that do not include human therapeutics. See “Business—Joint Development and Licenses” for a detailed description of our agreements with TDCC and DGTI.

Provided below is a summary of the subject matter of each of the owned and licensed issued U.S. patents:

U.S. Pat. No. 7,476,532 is directed to isolated nucleic acid constructs comprising nucleic acid sequences of a Pseudomonas fluorescens gene promoter and is further directed to Pseudomonas fluorescens cells comprising at least one nucleic acid construct encoding a recombinant polypeptide.

U.S. Pat. No. 7,618,799 is directed to isolated nucleic acid molecules comprising a secretion signal coding sequence for a secretion polypeptide, vectors comprising a secretion signal coding sequence, recombinant cells comprising a secretion signal coding sequence for a secretion polypeptide, expression systems for expression of a protein or polypeptide, and methods for the expression of a recombinant protein in a host cell.

U.S. Pat. No. 7,833,752 is directed to isolated nucleic acid molecules comprising a secretion signal coding sequence, vectors comprising a secretion signal coding sequence for secretion of a signal peptide obtained from Pseudomonas, recombinant cells comprising a secretion signal coding sequences for a secretion signal polypeptide obtained from Pseudomonas, isolated polypeptides obtained from Pseudomonas, expression systems for expression of a polypeptide or protein of interest, and methods for expression of a recombinant protein in a host cell.

U.S. Pat. No. 7,985,564 is directed to isolated nucleic acid sequences comprising a secretion signal coding sequence for a secretion peptide, recombinant vectors comprising a nucleic acid secretion signal sequence coding for a secretion peptide, recombinant cells comprising a nucleic acid secretion signal sequence coding for a secretion peptide, expression systems for expression of a recombinant protein or polypeptide of interest, processes for expression of a recombinant protein or polypeptide of interest in a host cell, and processes for improved expression of a recombinant protein in a Pseudomonas fluorescens host cell.

U.S. Pat. No. 8,017,355 is directed to methods for expressing a recombinant polypeptide in a Pseudomonas fluorescens cell.

U.S. Pat. No. 8,288,127 is directed to processes for the production of a recombinant polypeptide.

U.S. Pat. No. 8,318,481 is directed to plasmids having an improved copy number compared to a control plasmid and also host cells comprising the improved copy number plasmid.

U.S. Pat. No. 8,455,218 is directed to methods comprising producing a soluble protein in a Pseudomonas host cell.

U.S. Pat. No. 8,530,171 is directed to methods for producing a recombinant toxin protein in a Pseudomonas host cell.

U.S. Pat. No. 8,569,015 is directed to methods of producing a soluble recombinant Bacillus anthracis protective antigen protein in a Pseudomonas fluorescens expression system.

U.S. Pat. No. 8,603,824 is directed to processes for engineering a recombinant bacterial cell for expression of a recombinant protein or peptide.

U.S. Pat. No. 8,906,636 is directed to processes for engineering a recombinant bacterial cell for expression of a recombinant toxin protein in a Pseudomonas host cell.

U.S. Pat. No. 7,338,794 is directed to amended recombinant cells comprising at least one heterologous gene and methods of inducing or accelerating an immune response in an individual to an antigen or immunogen.

U.S. Pat. No. 7,595,173 is directed to methods for producing an antimicrobial peptide from 2 to 100 amino acids in length in a microbial host cell.

U.S. Pat. No. 7,935,798 is directed to methods for extracting an intracellular protein from a fermentation broth.

U.S. Pat. No. 8,211,668 is directed to methods of preparing a recombinant polypeptide of interest, methods of osmotically shocking cells, and methods of isolating a polypeptide of interest.

U.S. Pat. No. 8,883,472 is directed to methods for extracting water from an aqueous solution of a protein.

The patent positions of companies like ours are generally uncertain and involve complex legal and factual questions. Our ability to obtain and maintain our proprietary position for our technology will depend on our success in obtaining issued claims that cover our technology and product candidates, and being able to enforce those claims against our competitors once granted. We do not know whether any of our pending patent applications will result in the issuance of any patents. Moreover, even our issued patents do not guarantee us the right to practice the patented technology in relation to the commercialization of our product candidates. Third parties may have blocking patents that could be used to prevent us from commercializing our patented products and practicing our patented technology. Our issued patents and those that may be issued in the future may be challenged, invalidated or circumvented, which could limit our ability to stop competitors from marketing related products or the length of the term of patent protection that we may have for our products. In addition, the rights granted under any issued patents may not provide us with proprietary protection or competitive advantages against competitors with similar technology. Furthermore, our competitors may independently develop similar technologies. For these reasons, we may have competition for both our biosimilar and vaccine products. Moreover, because of the extensive time required for development, testing and regulatory review of a potential product, it is possible that, before any of our products can be commercialized, any related patent may expire or remain in force for only a short period following commercialization, thereby reducing any advantage of the patent.

We may rely, in some circumstances, on trade secrets to protect our technology. However, trade secrets are difficult to protect. We seek to protect our technology and product candidates, in part, by entering into confidentiality agreements with those who have access to our confidential information, including our employees, consultants, advisors, contractors and collaborators. We also seek to preserve the integrity and confidentiality of our proprietary technology and processes by maintaining physical security of our premises and physical and electronic security of our information technology systems. While we have confidence in these individuals, organizations and systems, agreements or security measures may be breached and we may not have adequate remedies for any breach. In addition, our trade secrets may otherwise become known or be independently discovered by competitors. To the extent that our employees, consultants, advisors, contractors and collaborators use intellectual property owned by others in their work for us, disputes may arise as to the rights in related or resulting know-how and inventions. For this and more comprehensive risks related to our proprietary technology and processes, please see “Risk Factors—Risks related to our intellectual property.”

Environmental matters

Our research and development and manufacturing activities and our third party manufacturers’ and suppliers’ activities involve the controlled storage, use and disposal of hazardous materials owned by us, including, small quantities of acetonitrile, methanol, ethanol, ethidium bromide and compressed gasses, and other hazardous compounds. We and our manufacturers and suppliers are subject to laws and regulations governing the use, manufacture, storage, handling and disposal of these hazardous materials. In some cases, these hazardous materials and various wastes resulting from their use are stored at our and our manufacturers’ facilities pending their use and disposal. We seek to comply with applicable laws regarding the handling and disposal of such materials. Given the small volume of such materials used or generated at our facilities, we do not expect our compliance efforts to have a material effect on our capital expenditures, earnings, and competitive position. However, we cannot eliminate the risk of accidental contamination or discharge and any resultant injury from these materials. We do not currently maintain separate environmental liability coverage and any such contamination or discharge could result in significant cost to us in penalties, damages, and suspension of our operations.

Suppliers

We currently rely on, and expect to continue to rely on, contract manufacturers to produce sufficient quantities of our product candidates for use in our clinical trials. In addition, we intend to rely on third parties to manufacture any products that we may commercialize in the future. We have established an internal pharmaceutical development group to develop manufacturing methods for our product candidates, to optimize manufacturing processes, and to select and transfer these manufacturing technologies to our suppliers. We contract with multiple manufacturers to ensure adequate product supply and to mitigate risk.

There currently are a limited number of these manufacturers. Furthermore, some of the contract manufacturers that we have identified to date only have limited experience at manufacturing, formulating, analyzing and packaging our product candidates in quantities sufficient for conducting clinical trials or for commercialization.

Manufacturing

We do not own or operate facilities for cGMP manufacturing of any products. Although we intend to rely on contract manufacturers, we have personnel with experience in the development of United States and European Union cGMP-compliant processes and management of Contract Manufacturing Organizations (“CMOs”), to oversee the technology transfer to the manufacturers of PF582, PF530, Px563L, Px533 and future products that we may develop. Our manufacturing processes employ standard equipment common to CMOs. Our processes also use common and widely available materials, and our well-established manufacturing procedures are robust, scalable, and readily transferable to support our clinical development programs and commercialization of our products.

In each of our agreements with contract manufacturers, we retain ownership of our intellectual property and generally own and/or are assigned ownership of processes, developments, data, results and other intellectual property generated during the course of the performance of each agreement that primarily relate to our products. Where applicable, we are granted non-exclusive licenses to certain contract manufacturer intellectual property for purposes of exploiting the products that are the subject of the agreement, and in a few instances we grant non-exclusive licenses to the contract manufacturers for use outside of our product area. In each contract, we have the right to terminate for convenience. The agreements also contain typical provisions for both parties to terminate for material breach, and bankruptcy and insolvency.

PF582. In April 2013, we entered into a CMO agreement under which we provided to the product manufacturer our production strain, pilot-scale processes, and analytical methods for the production of PF582. The manufacturer’s responsibility, under our supervision and oversight, was to establish comparability of our processes using their laboratories, personnel, and subcontractors, and, when we approved, manufacture the cGMP bulk drug substance.

The bulk drug substance manufacturing was completed in the fourth quarter of 2013 and was shipped and aseptically filled. The resulting drug product has been used in stability, preclinical and Phase 1b/2a trials, and for other development purposes.

In November 2014, we entered into a materials purchase agreement for the production of drug substance and drug product to enable Phase 3 trials. This agreement will be terminated following the signing of the Collaboration Agreement with Hospira. In February 2015, we entered into a Collaboration Agreement with Hospira pursuant to which we and Hospira will collaboratively develop PF582 for retinal diseases. Under the terms of the Collaboration Agreement, Hospira received exclusive licenses and rights and assumed responsibility for the manufacturing and commercialization of PF582 globally, and is obligated to use commercially reasonable efforts to manufacture and commercialize PF582 in certain major markets once we receive marketing approval.

PF530. cGMP production of our Phase 1 clinical trial material is ongoing and final drug product is expected to be released in Q1 2015. A portion of the manufacturing costs were paid for by Strides Arcolab, per the Joint Development and License Agreement (JDLA) prior to Pfenex removing this product from the JDLA.

Px563L. In October 2013, we entered into a contract manufacturing agreement for the cGMP production of Px563L drug product for use in stability, preclinical and Phase 1 trials. All manufacturing costs are funded by BARDA, pursuant to the contract awarded to us.

Seasonality

Our revenues are not seasonal in nature.

U.S. Government Contracts

Revenue from U.S. Government contracts varies by year. A portion of our government business is subject to renegotiation of profits or termination of contracts or subcontracts at the election of the U.S. Government. In addition to contract terms, we must comply with procurement laws and regulations relating to the formation, administration, and performance of U.S. Government contracts. Failure to comply with these laws and regulations could lead to the termination of contracts at the election of the government or the suspension or debarment from U.S. Government contracting or subcontracting. U.S. Government revenue as a percentage of our total revenue was approximately 74%, 59% and 53% for fiscal years 2014, 2013 and 2012, respectively. For further discussion of risks related to government contracting, see the discussion in Item 1A, “Risk Factors” in this Form 10-K.

Employees

We believe that our success will depend greatly on our ability to identify, attract and retain capable employees. As of December 31, 2014, we had 35 employees, including a total of 11 employees who hold M.D. and/or Ph.D. degrees. Our employees are not represented by any collective bargaining unit, and we believe our relations with our employees are good.

Backlog

We have no material backlog of orders.

Research and development

Over the last three fiscal years, we have invested over $11.4 million in principal research and development programs ($4.1, $5.5 and $1.8 million for the years ended 2014, 2013 and 2012, respectively). Please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report on Form 10-K for additional information related to research and development expenditures.

Geographic Information

During the last three years, all of our long-lived assets were located within the United States. Approximately 18% of our 2014 revenue, 29% of our 2013 revenue and 9% of our 2012 revenue came from international markets. Please see Note 1 to our audited financial statements included in Item 8 of this Annual Report on Form 10-K for additional information related to our U.S. and non-U.S. revenue.

Corporate Information

We were founded in November 2009 as a Delaware corporation spun out of Dow. Our principal executive offices are located at 10790 Roselle St., San Diego, California 92121 and our telephone number is (858) 352-4400. Our website is www.pfenex.com. We make available on our website, free of charge, our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and any amendments to those reports, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission, or SEC. Our SEC reports can be accessed through the investor relations page of our website located at http://pfenex.investorroom.com/welcome. Additionally, a copy of this Annual Report on Form 10-K is located at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. Information on the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330.

We webcast our earnings calls and certain events we participate in or host with members of the investment community on our investor relations page of our website. Corporate governance information, including our board committee charters, code of ethics and conduct, and corporate governance principles, is also available on our investor relations page of our website located at http://pfenex.investorroom.com/corporate-governance. The contents of our website are not incorporated by reference into this Annual Report on Form 10-K or in any other report or document we file with the SEC, and any references to our website are intended to be inactive textual references only.

Pfenex™, the Pfenex logo and other trademarks or service marks of Pfenex appearing in this Annual Report on Form 10-K are the property of Pfenex Inc. Trade names, trademarks and service marks of other companies appearing in this Annual Report on Form 10-K are the property of their respective holders.

Executive Officers

The following table identifies certain information about our executive officers as of March 2, 2015. Each executive officer serves at the discretion of our board of directors and holds office until his or her successor is duly elected and qualified or until his or her earlier resignation or removal. There are no family relationships among any of our directors or executive officers.

Name	Age	Position
Bertrand C. Liang	52	Director, President, Chief Executive Officer, and Secretary
Paul A. Wagner	44	Chief Financial Officer
Patricia Lady	56	Chief Accounting Officer
Patrick K. Lucy	47	Chief Business Officer
Hubert C. Chen	46	Chief Medical Officer
Henry W. Talbot	63	Vice President, Operations

Bertrand C. Liang has served as our Chief Executive Officer and as a member of our board of directors since December 2009. Prior to joining us, Dr. Liang served as Vice Chairman of Paramount Biosciences, LLC, a venture capital firm investing in early-stage healthcare companies, from 2006 to 2008. Dr. Liang founded and held the position of President and Chief Executive Officer of Tracon Pharmaceuticals, Inc., a biopharmaceutical company, from 2005 to 2006 and formerly served as a member of the board of directors. From 2003 to 2005, Dr. Liang served as Vice President, New Ventures and Development of Biogen Idec, the successor company to IDEC Pharmaceuticals, a biotechnology company, and prior to the merger, as Vice President and Head, Hematology and Oncology at IDEC Pharmaceuticals, a biotechnology company, from July 2002 to December 2003. From 1999 to 2002, Dr. Liang held the position of Development Leader at Amgen, Inc., a biopharmaceutical company. He founded and previously served on the board of directors of Coronado Biosciences, Inc., a biopharmaceutical company. Dr. Liang holds a Bachelor’s degree in Chemistry, Biology and Philosophy from Boston University, an M.D. from Northwestern University Medical School, a Ph.D. from University of Bolton and an M.B.A. from Regis University.

Paul A. Wagner has served as our Chief Financial Officer since 2014. From 2006 to 2014, Dr. Wagner held the positions of Director and Portfolio Manager/Sr. Equity Analyst with Allianz Global Investors, a diversified active investment manager where he was responsible for biotechnology and pharmaceutical investments. Prior to that, Dr. Wagner was the Head of Development Licensing at PDL BioPharma, a diversified biopharmaceutical company from 2005 until 2006. Prior to PDL BioPharma, Dr. Wagner held the position of Vice President at Lehman Brothers, a global financial services firm, starting in 1999 until 2005. Dr. Wagner received a B.S. from the University of Wisconsin and a Ph.D. in Chemistry from the California Institute of Technology. Dr. Wagner is also a CFA charterholder.

Patricia Lady has served as our Chief Accounting Officer since 2011. Prior to serving in her current role, Ms. Lady served as our Director of Finance and Corporate Controller from 2009 to 2011. From 2007 to 2009, she served as Director of Finance and Accounting at Neurocrine Biosciences, Inc., a biopharmaceutical company. From 2006 to 2007, Ms. Lady held the position of Corporate Controller of Avanir Pharmaceuticals, Inc., a pharmaceutical company. From 2001 to 2005, Ms. Lady held the position of Vice President of Finance at 3E Company, a technology company. From 2000 to 2001, she served as Vice President of Business Development of Everypath, Inc., a technology company. From 1999 to 2000, Ms. Lady held the position of Vice President of Business Development and Marketing at iOwn, Inc., a technology company. From 1997 to 1999, she served as Vice President of Business Development at Careerbuilder, a technology company. Ms. Lady is a certified public accountant, a chartered global management accountant and a certified management accountant. Ms. Lady holds a Bachelor’s degree in Accounting from California State University, Fullerton and an M.B.A. from the University of California, Los Angeles.

Patrick K. Lucy has served as our Chief Business Officer since 2009. Prior to joining us, Mr. Lucy held the position of Director of Business Development at DowPharma, a business within The Dow Chemical Company, a chemicals manufacturer, from 2002 to 2009. From 1999 to 2002, he held the position of Director of Business Development at Collaborative BioAlliance, Inc., a biotechnology company, which was acquired by The Dow Chemical Company. From 1998 to 1999, Mr. Lucy worked as a Validation Manager and Capital Project Manager and from 1996 to 1998, as a Quality Control Biochemistry Supervisor at Lonza Biologics Inc., a chemicals and biotechnology company. From 1991 to 1996, Mr. Lucy held the position of Biochemistry Quality Control Supervisor at Repligen Corporation, a life sciences company. Mr. Lucy holds a Bachelor’s degree in Biology from Villanova University.

Hubert C. Chen has served as Pfenex’s Chief Medical Officer since November 2014. From July 2012 to October 2014, Dr. Chen served as Vice President, Clinical Development of Aileron Therapeutics, a biopharmaceutical company developing and advancing drugs using novel peptide-stabilizing technologies. From September 2009 to June 2012, Dr. Chen served as Vice President, Translational Medicine of Regulus Therapeutics, a biopharmaceutical company focused on the discovery and development of microRNA therapeutics. From September 2006 to September 2009, Dr. Chen served as Director, Clinical Research and Senior Director, Clinical Research and Corporate Development of Amylin Pharmaceuticals, a biopharmaceutical company engaged in the discovery, development and commercialization of drug candidates for the treatment of diabetes, obesity and other diseases. From March 2004 to September 2006, Dr. Chen served as Associate Director, Medical Sciences of Amgen, Inc., a biopharmaceutical company discovering, developing, and manufacturing of innovative human therapeutics. Additionally, from 2002 to 2012, Dr. Chen served as Assistant Clinical Professor of Medicine and Clinical Instructor of Medicine at the University of California, San Francisco. From 2001 to 2004, Dr. Chen served as a Staff Research Investigator, Staff Scientist, and Research Scientist at the Gladstone Institute of Cardiovascular Disease. Dr. Chen received his medical residency training at Massachusetts General Hospital from 1995 to 1998, his M.D. from Columbia University in 1995 and his B.A.S. in political science and biological sciences from Stanford University in 1991.

Henry W. Talbot has served as our Vice President of Research and Operations since 2009. Prior to joining us, Dr. Talbot held the position of Biotechnology Site Leader at The Dow Chemical Company, a chemicals manufacturer, from 1999 to 2009. From 1994 to 1998, Dr. Talbot was Director of Fermentation and Manufacturing at Mycogen Corporation, an agricultural sciences company, prior to it being acquired by The Dow

Chemical Company in 1998. Dr. Talbot holds a Bachelor’s degree in Biology from the University of Colorado, Boulder, a Master of Science degree in Microbiology from the University of Missouri and a Ph.D. in Microbiology from Oregon State University.

Item 1A.	Risk Factors

RISK FACTORS

Investing in our common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described below, together with all of the other information in this Annual Report on Form 10-K, before making a decision to invest in our common stock. If any of the risks actually occur, our business, financial condition, operating results, and prospects could be materially and adversely affected. In that event, the trading price of our common stock could decline, and you could lose part or all of your investment.

Risks Relating to our Financial Condition and Need for Additional Capital

We have a limited operating history and expect to generate significant losses for the foreseeable future. If we do not generate significant revenue, we will not be profitable.

With the exception of one year, we have incurred annual net operating losses since inception, and to date have generated only limited revenue from government contracts, service agreements, collaboration agreements, and reagent protein product sales. We have recorded net losses of $9.8 million, $4.1 million and $2.6 million for the years ending December 31, 2014, 2013 and 2012, respectively, and had an accumulated deficit of $113.3 million and net working capital of $45.0 million as of December 31, 2014. We have funded our operations primarily through the sale and issuance of common stock in our initial public offering, the sale and issuance of convertible preferred stock, our credit facility, and revenue from government contracts, service agreements, collaboration agreements and reagent protein product sales. As of December 31, 2014, we had capital resources consisting of cash and cash equivalents of $45.7 million. The sale and issuance of common stock in our initial public offering in July 2014, and the exercise of the underwriters’ option to purchase additional shares in August 2014, provided net proceeds of approximately $52.6 million before offering expenses of approximately $2.0 million.

As we continue to develop and invest more resources into the development and commercialization of our biosimilar product candidates, we expect that our expenses will increase substantially, and that our net operating losses will increase over the next several years. To become profitable, we must successfully develop and obtain regulatory approval for our product candidates, and effectively manufacture and commercialize the product candidates we develop. If we obtain regulatory approval to market a product candidate, our future revenue will depend upon the size of any markets in which our product candidates may receive approval, and our and our collaboration partners’ ability to achieve sufficient market acceptance, pricing, reimbursement from third-party payors, and adequate market share for our product candidates in those markets. We may never succeed in these activities and therefore may never generate revenue that is significant or large enough to achieve profitability. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to become and remain profitable could depress the market price of our common stock and could impair our ability to raise capital, expand our business, diversify our product offerings or continue our operations.

We will require substantial additional funds to obtain regulatory approval for and commercialize our two most advanced biosimilar product candidates and any future product candidates and, if additional capital is not available, we may need to limit, scale back or cease our operations.

Since our inception, most of our resources have been dedicated to the preclinical and clinical development of our two most advanced biosimilar product candidates, PF582 and PF530. In the near term, we will incur substantial costs upon commencement of our Phase 3 trial for PF582 with Hospira. We believe that we will continue to expend substantial resources for the foreseeable future for the preclinical and clinical development of our current product pipeline, and the development of any other indications and product candidates we may choose to pursue, either alone or with our strategic collaboration partners. These expenditures will include costs associated with research and development, conducting preclinical studies and clinical trials, and manufacturing and supply as well as marketing and selling any products approved for sale. In addition, other unanticipated costs may arise. Because the outcome of any clinical trial is highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of PF582, PF530 and our pipeline of other product candidates and preclinical products under development.

We believe that our available cash and cash equivalents, including the proceeds from our initial public offering, availability under our existing credit facilities, and any revenue from our government contracts, service agreements, collaboration agreements, and reagent protein product sales will allow us to fund our operations through at least 24 months from the effective date of the Hospira Collaboration. In addition, we may seek additional capital due to favorable market conditions or strategic considerations; even if we believe we have sufficient funds for our current or future operating plans. Our future capital requirements may vary depending on the following:

•	the continued progress in our research and development programs, including completion of our preclinical studies and clinical trials;

•	the time and costs involved in obtaining regulatory and marketing approvals in multiple jurisdictions for our product candidates that successfully complete clinical trials;

•	the cost of manufacturing and commercialization activities, if any;

•	the cost associated with establishing collaborations with third parties for the development and commercialization of our product candidates, or otherwise building and maintaining a sales, marketing and distribution infrastructure to commercialize any products for which we may obtain marketing approval;

•	the cost of litigation, including potential patent litigation with innovator companies or others who may hold patents; and

•	the potential acquisition and in-licensing of other technologies, products or assets.

If we were to experience any delays or encounter issues with any of the above, including clinical holds, failed studies, inconclusive or complex results, safety or efficacy issues, or other regulatory challenges that require longer follow-up of existing studies, additional major studies, or additional supportive studies in order to pursue marketing approval, it could further increase the costs associated with the above and delay revenues.

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

Innovator companies may develop improved versions of a reference product as part of a life cycle extension strategy, and may obtain approval of the improved version under a supplemental biologics license application. If an innovator company succeeds in obtaining an approval of an improved product, it may capture a significant share of the collective reference product market and significantly reduce the market for the reference product, and thereby the potential size of the market for our biosimilar product candidates. In addition, the improved product may be protected by additional patent rights.

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

We expect to enter highly competitive pharmaceutical markets. Successful competitors in the pharmaceutical market have the ability to effectively discover, obtain patents, develop, test and obtain regulatory approvals for products, as well as the ability to effectively commercialize, market and promote approved products, including communicating the effectiveness, safety and value of products to consumers and medical professionals. Numerous companies, universities, and other research institutions are engaged in developing, patenting, manufacturing and marketing of products competitive with those that we are developing. Many of these potential competitors, such as Bayer AG, Novartis AG, Genentech, Inc. a wholly-owned member of the Roche Group, and Eli Lilly and Company are large, experienced companies that enjoy significant competitive advantages, such as substantially greater financial, research and development, manufacturing, personnel and marketing resources. Recent and potential future merger and acquisition activity in the biotechnology and pharmaceutical industries are likely to result in even more resources being concentrated among a smaller number of our competitors. These companies also maintain greater brand recognition and more experience and expertise in undertaking preclinical testing and clinical trials of product candidates, and obtaining FDA and other regulatory approvals of products. Established pharmaceutical companies may also invest heavily to accelerate discovery and development of novel compounds that could make our product candidates obsolete.

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

As with most pharmaceutical products, use of our product candidates could be associated with side effects or adverse events which can vary in severity (from minor reactions to death) and frequency (infrequent or prevalent). Side effects or adverse events associated with the use of our product candidates may be observed at any time, including in clinical trials or when a product is commercialized, and any such side effects or adverse events may negatively affect our and our collaboration partners’ ability to obtain regulatory approval or market our product candidates. Side effects such as toxicity or other safety issues associated with the use of our product candidates could require us or our collaboration partners to perform additional studies or halt development or sale of these product candidates or expose us to product liability lawsuits which will harm our business. We may be required by regulatory agencies to conduct additional animal or human studies regarding the safety and efficacy of our product candidates which we have not planned or anticipated. There can be no assurance that we will resolve any issues related to any product-related adverse events to the satisfaction of the FDA or any regulatory agency in a timely manner or ever, which could harm our business, prospects and financial condition.

In addition, if we and our collaboration partners are successful in commercializing PF582 and PF530 or any other product candidates the, Food and Drug Administration, or FDA, European Medicines Agency, or EMA, European Economic Area Competent Authorities, or EEA Competent Authorities, and other foreign regulatory agency regulations require that we report certain information about adverse medical events if those products may have caused or contributed to those adverse events. The timing of our obligation to report would be triggered by the date we become aware of the adverse event as well as the nature of the event. We or our collaborators may fail to report adverse events we become aware of within the prescribed timeframe. We or our collaborators may also fail to appreciate that we or our collaborators have become aware of a reportable adverse event, especially if it is not reported to us as an adverse event or if it is an adverse event that is unexpected or removed in time from the use of our products. If we or our collaborators fail to comply with our reporting obligations, the FDA, the EMA, EEA Competent Authorities, or other foreign regulatory agencies could take action including criminal prosecution, the imposition of civil monetary penalties, seizure of our products, or delay in approval or clearance of future products.

If we fail to attract and keep senior management and key scientific personnel, we may be unable to successfully develop PF582, PF530 or any future product candidates, conduct our clinical trials and commercialize PF582, PF530 or any future product candidates we develop.

Our success depends in part on our continued ability to attract, retain and motivate highly qualified management, clinical and scientific personnel. We believe that our future success is highly dependent upon the contributions of our senior management, particularly our Chief Executive Officer, Chief Financial Officer and Chief Business Officer, as well as our senior scientists and other members of our senior management team. Employment agreements with each of our Chief Executive Officer, Chief Financial Officer, Chief Business Officer, and other senior executives, as well as our offer letters with our senior scientists, all provide for “at-will” employment. The loss of services of any of these individuals could delay or prevent the successful development of our product pipeline, completion of our planned clinical trials or the commercialization of PF582, PF530 or any future products we develop.

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

Three collaboration partners accounted for more than 10% of our revenue in 2014 and 2012, and two collaboration partners accounted for more than 10% of our 2013 revenue. BARDA, NIAID and BII each accounted for more than 10% of our revenue in 2014. In 2013, BARDA and Leidos each accounted for more than 10% of our revenue. In 2012, BARDA, Leidos and MedImmune each accounted for more than 10% of our revenue. Additionally, there was one additional entity accounting for more than 10% of our revenue in 2013; however, this was the result of a one-time transaction and is not expected to provide significant revenue going forward.

We have also entered into an agreement with Hospira to develop and commercialize PF582. The prospects for this product candidate depend on the expertise, development and commercial skills, and financial strength of Hospira.

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

We currently have limited sales and marketing capabilities. We have no prior experience in the marketing, sale and distribution of pharmaceutical products and there are significant risks involved in building and managing a sales organization, including our ability to hire, retain and incentivize qualified individuals, generate sufficient sales leads, provide adequate training to sales and marketing personnel and effectively manage a geographically dispersed sales and marketing team.

To commercialize our lead product candidate PF582, we have entered into a collaboration agreement with Hospira. If PF582 receives regulatory approval, Hospira is required to use commercially reasonable efforts to sell, market, and promote PF582 in certain major markets. For PF530 we will need to identify potential sales, marketing and distribution partners or establish our own internal sales force. In the future, we may choose to collaborate with other third parties that have direct sales forces and established distribution systems, either to augment our own sales force or in lieu of our own sales force. If we are unable to enter into such arrangements on acceptable terms or at all, we may not be able to successfully commercialize our product candidates. If we are not successful in commercializing our product candidates, either on our own or through collaborations with one or more third parties, our future product revenue will suffer and we would incur significant additional losses.

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

As of December 31, 2014, we had 35 full-time employees. Our management and personnel, systems and facilities currently in place may not be adequate to support this future growth. Therefore, we will need to continue to expand our managerial, operational, finance and other resources to manage our operations and clinical trials, continue our development activities and commercialize our product candidates, if approved. In order to effectively execute our growth strategy, we will be required to:

•	manage our clinical trials effectively;

•	identify, recruit, retain, incentivize and integrate additional employees;

•	establish and maintain collaborations with third parties for the development and commercialization of our product candidates, or otherwise build and maintain a sales, marketing and distribution infrastructure to commercialize any products for which we may obtain marketing approval;

•	manage our internal development efforts effectively while carrying out our contractual obligations to third parties; and

•	continue to improve our operational, financial and management controls, reporting systems and procedures.

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

We face a risk of product liability as a result of the clinical testing of our product candidates and will face an even greater risk if we commercialize any products. For example, we may incur liability if any product we develop allegedly causes injury or is found to be otherwise unsuitable during product testing, manufacturing, marketing or sale. Any such product liability claims may include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product, negligence, strict liability and a breach of warranties. Claims could also be asserted under state consumer protection acts. If we cannot successfully defend ourselves against product liability claims, we may incur substantial liabilities or be required to limit commercialization of our products. Regardless of the merits or eventual outcome, liability claims may result in:

•	decreased demand for PF582, PF530 or any future product candidates or products we develop;

•	injury to our reputation and significant negative media attention;

•	withdrawal of clinical trial participants or cancellation of clinical trials;

•	costs to defend the related litigation;

•	a diversion of management’s time and our resources;

•	substantial monetary awards to trial participants or patients;

•	regulatory investigations, product recalls, withdrawals or labeling, marketing or promotional restrictions;

•	loss of revenue; and

•	the inability to commercialize any products we develop.

Our inability to obtain and maintain sufficient product liability insurance at an acceptable cost and scope of coverage to protect against potential product liability claims could impact the commercialization of PF582, PF530 and any future products we develop. We currently carry product liability insurance covering our clinical trials in the amount of $5.0 million in the aggregate. Although we maintain such insurance, any claim that may be brought against us could result in a court judgment or settlement that is in excess of the limits of our insurance coverage. Our insurance policies also have various exclusions and deductibles, and we may be subject to a product liability claim for which we have no coverage. We will have to pay any amounts awarded by a court or negotiated in a settlement that exceed our coverage limitations or that are not covered by our insurance, and we may not have, or be able to obtain, sufficient capital to pay such amounts. Moreover, in the future, we may not be able to maintain insurance coverage at a reasonable cost or in sufficient amounts to protect us against losses. If and when we obtain approval for marketing PF582, PF530 or any other product candidates, we intend to expand our insurance coverage to include the sale of such products; however, we may be unable to obtain this liability insurance on commercially reasonable terms.

Our employees, independent contractors, principal investigators, CROs, consultants and collaborators may engage in misconduct or other improper activities, including noncompliance with regulatory standards and requirements and insider trading.

We are exposed to the risk that our employees, independent contractors, principal investigators, third-party clinical research organizations, or CROs, consultants and collaborators may engage in fraudulent conduct or other illegal activity. Misconduct by these parties could include intentional, reckless and/or negligent conduct or unauthorized activities that violate: (1) regulations of the FDA and comparable foreign authorities, including those laws requiring the reporting of true, complete and accurate information to such authorities; (2) manufacturing standards; (3) federal and state healthcare fraud and abuse laws and regulations; or (4) laws that require the reporting of true and accurate financial information and data. In particular, sales, marketing and business arrangements in the healthcare industry are subject to extensive laws and regulations intended to prevent fraud, misconduct, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive programs and other business arrangements. These activities also include the improper use of information obtained in the course of clinical trials, which could result in regulatory sanctions and serious harm to our reputation. We have adopted a Code of Ethics and Conduct, but it is not always possible to identify and deter misconduct by employees and other third parties, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws or regulations. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business including the imposition of significant civil, criminal and administrative penalties, damages, monetary fines, possible exclusion from participation in Medicare, Medicaid and other federal healthcare programs, contractual damages, reputational harm, diminished profits and future earnings, and curtailment of our operations, any of which could adversely affect our ability to operate our business and our results of operations.

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

Our business involves the use of hazardous materials and we, our collaboration partners, and our third party manufacturers and suppliers must comply with environmental laws and regulations, which can be expensive and restrict how we do business.

Our research and development and manufacturing activities and our third party manufacturers’ and suppliers’ activities involve the controlled storage, use and disposal of hazardous materials owned by us, including small quantities of acetonitrile, methanol, ethanol, ethidium bromide and compressed gases, and other hazardous compounds. We and our collaboration partners, manufacturers and suppliers are subject to laws and regulations governing the use, manufacture, storage, handling and disposal of these hazardous materials. In some cases, these hazardous materials and various wastes resulting from their use are stored at our and our manufacturers’ facilities pending their use and disposal. We cannot eliminate the risk of contamination, which could cause an interruption of our commercialization efforts, research and development efforts and business operations, environmental damage resulting in costly clean-up and liabilities under applicable laws and regulations governing the use, storage, handling and disposal of these materials and specified waste products. Although we believe that the safety procedures utilized by us and our third party manufacturers for handling and disposing of these materials generally comply with the standards prescribed by these laws and regulations, we cannot guarantee that this is the case or eliminate the risk of accidental contamination or injury from these materials. In such an event, we may be held liable for any resulting damages and such liability could exceed our resources and state or federal or other applicable authorities may curtail our use of certain materials and interrupt our business operations.

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

Risks Relating to our Reliance on Third Parties

We are substantially dependent on the expertise of Hospira and Strides Arcolab to develop and commercialize some of our product candidates. If we fail to maintain our current strategic relationship with Hospira and Strides Arcolab, our business, commercialization prospects and financial condition may be materially adversely affected.

Because we have limited or no capabilities for late-stage product development, manufacturing, sales, marketing and distribution, we may need to enter into alliances with other companies to develop our product candidates. For example, we have entered into agreements with Hospira and Strides Arcolab, pursuant to which we will transfer the development, manufacture and commercialization of some of our products.

Under our agreement with Hospira, we intend to initiate a Phase 3 trial for PF582 in 2016, where we will each bear 50% of the costs of completing clinical development, with our share capped at $20 million dollars ($10 million of which will be setoff as a credit against royalties payable to us unless the collaboration agreement is terminated prior to such setoff). Hospira will also assume responsibility for the sale, marketing, promotion and commercialization of PF582 globally.

For the products included in the JDLA, Strides Arcolab is responsible for development expenses up to Phase 3, at which time we will share in expenses and revenue going forward. Additionally, we will transfer the development, manufacture and commercialization of the products to a joint venture company jointly owned by us and Strides Arcolab upon completion of Phase 1 trials.

The prospects for the product candidates depend on the expertise, development and commercial skills, and financial strength of Hospira and Strides Arcolab. Our collaborations with Hospira or Strides Arcolab may not be successful, and we may not realize the expected benefits from such collaborations, due to a number of important factors, including but not limited to the following:

•	our agreement with Hospira is conditioned on approval under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, (the “HSR Act”), which may not be obtained,

•	Hospira or Strides Arcolab may terminate their agreements with us prior to completing development or commercialization of our product candidates, in whole or in part, adversely impacting our potential approval and revenue from licensed products;

•	the timing and amount of any payments we may receive under these agreements will depend on, among other things, the efforts, allocation of resources, and successful commercialization of the relevant product candidates by Hospira or Strides Arcolab, as applicable, under our agreements;

•	the timing and amounts of expense reimbursement that we may receive are uncertain; or

•	Hospira or Strides Arcolab may change the focus of their development or commercialization efforts or pursue or emphasize higher-priority programs.

A failure of Hospira or Strides Arcolab to successfully develop our product candidates which are covered by the collaboration, or commercialize such product candidates, or the termination of our agreement with Hospira or Strides Arcolab, as applicable, may have a material adverse effect on our business, results of operations and financial condition.

Our existing product development and/or commercialization arrangements, and any that we may enter into in the future, may not be successful, which could adversely affect our ability to develop and commercialize our product candidates.

We are a party to, and continue to seek additional, collaboration arrangements with other pharmaceutical companies for the development and/or commercialization of our current and future product candidates. In such alliances, we would expect our collaboration partners to provide substantial capabilities in clinical development, manufacturing, regulatory affairs, sales and marketing, both in the United States and internationally.

To the extent that we decide to enter into collaboration agreements, we will face significant competition in seeking appropriate collaboration partners. Any failure to meet our clinical milestones with respect to an unpartnered product candidate would make finding a collaboration partner more difficult. Moreover, collaboration arrangements are complex and time consuming to negotiate, document and implement, and we cannot guarantee that we can successfully maintain such relationships or that the terms of such arrangements will be favorable to us. If we fail to establish and implement collaboration or other alternative arrangements, the value of our business and operating results will be adversely affected.

We may not be successful in our efforts to establish, implement and maintain collaborations or other alternative arrangements if we choose to enter into such arrangements. The terms of any collaboration or other arrangements that we may establish may not be favorable to us. The management of collaborations may take significant time and resources that distract our management from other matters. Our ability to successfully collaborate with any future collaboration partners may be impaired by multiple factors including:

•	a collaboration partner may shift its priorities and resources away from our programs due to a change in business strategies, or a merger, acquisition, sale or downsizing of its company or business unit;

•	a collaboration partner may cease development in therapeutic areas which are the subject of alliances with us;

•	a collaboration partner may change the success criteria for a particular program or product candidate thereby delaying or ceasing development of such program or candidate;

•	a significant delay in initiation of certain development activities by a collaboration partner will also delay payments tied to such activities, thereby impacting our ability to fund our own activities;

•	a collaboration partner could develop a product that competes, either directly or indirectly, with our current or future products, if any;

•	a collaboration partner with commercialization obligations may not commit sufficient financial or human resources to the marketing, distribution or sale of a product;

•	a collaboration partner with manufacturing responsibilities may encounter regulatory, resource or quality issues and be unable to meet demand requirements;

•	a collaboration partner may exercise its rights under the agreement to terminate our collaboration;

•	a dispute may arise between us and a collaboration partner concerning the research or development of a product candidate or commercialization of a product resulting in a delay in milestones, royalty payments or termination of a program and possibly resulting in costly litigation or arbitration which may divert management attention and resources;

•	the results of our clinical trials may not match our collaboration partners’ expectations, even if statistically significant;

•	a collaboration partner may not adequately protect or enforce the intellectual property rights associated with a product or product candidate; and

•	a collaboration partner may use our proprietary information or intellectual property in such a way as to invite litigation from a third party.

Any such activities by our current or future collaboration partners could adversely affect us financially and could harm our business reputation.

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

We rely on CROs to conduct and oversee our planned clinical trials for our product candidates and other clinical trials for product candidates we are developing or may develop in the future. If our CROs do not successfully carry out their contractual duties, meet expected deadlines, or otherwise conduct the trials as required or comply with regulatory requirements, we and our collaboration partners may not be able to obtain regulatory approval for or commercialize our product candidates when expected or at all, and our business could be substantially harmed.

We will continue to rely upon medical institutions, clinical investigators and contract laboratories to conduct our trials in accordance with our clinical protocols and in accordance with applicable legal and regulatory requirements. These third parties play a significant role in the conduct of these trials and the subsequent collection and analysis of data from the clinical trials. These third parties are not our employees, and except for remedies available to us under our agreements with such third parties, there is no guarantee that any such third party will devote adequate time and resources to our clinical trial. If our CRO or any other third parties upon which we rely for administration and conduct of our clinical trials do not successfully carry out their contractual duties or obligations or meet expected deadlines, if they need to be replaced or if the quality or accuracy of the clinical data they obtain is compromised due to the failure to adhere to our clinical protocols, regulatory requirements, or for other reasons, or if they otherwise perform in a substandard manner, our clinical trials may be extended, delayed, suspended or terminated, and we may not be able to complete development of, obtain regulatory approval for, or successfully commercialize our product candidates. We plan to rely heavily on these third parties for the execution of clinical trials for products we are developing or may develop in the future, and will control only certain aspects of their activities. Nevertheless, we are responsible for ensuring that each of our clinical trials is conducted in accordance with the applicable protocol, legal, regulatory and scientific standards, and our reliance on our CRO does not relieve us of our regulatory responsibilities.

We, our CRO and our collaborators are required to comply with Good Clinical Practice, or GCP, which are regulations and guidelines enforced by regulatory authorities around the world for products in clinical development. Regulatory authorities enforce these GCP regulations through periodic inspections of clinical trial sponsors, principal investigators and clinical trial sites. If we, our CRO or our collaborators fail to comply with applicable GCP regulations, the clinical data generated in clinical trials may be deemed unreliable and submission of marketing applications may be delayed or the regulatory authorities may require us to perform additional clinical trials before approving marketing applications. We cannot assure that, upon inspection, a regulatory authority will determine that any of our clinical trials comply or complied with applicable GCP regulations. In addition, clinical trials must be conducted with product produced under current Good Manufacturing Practices, or cGMP, regulations, which are enforced by regulatory authorities. Any failure to comply with these regulations may require us to repeat clinical trials, which would delay the regulatory approval process. Moreover, our business may be implicated if our CRO violates federal or state fraud and abuse or false claims laws and regulations or healthcare privacy and security laws.

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

We do not currently have the infrastructure or capability internally to manufacture supplies of our product candidates for use in clinical studies, and we lack the resources and the capability to manufacture any of our product candidates on a clinical or commercial scale. We rely on third party manufacturers, including our collaboration partners, Hospira and Strides Arcolab, to manufacture our product candidates for preclinical and clinical studies. Successfully transferring complicated manufacturing techniques to manufacturing organizations and scaling up these techniques for commercial quantities will be time consuming and we may not be able to achieve such transfer. Moreover, the market for contract manufacturing services for protein therapeutics is highly cyclical, with periods of relatively abundant capacity alternating with periods in which there is little available capacity. If our need for contract manufacturing services increases during a period of industry-wide production capacity shortage, we may not be able to produce our product candidates on a timely basis or on commercially viable terms. Although we generally do not begin a clinical study unless we believe we have a sufficient supply of a product candidate to complete such study, any significant delay or discontinuation in the supply of a product candidate for an ongoing clinical study due to the need to replace a third-party manufacturer could considerably delay completion of our clinical studies, product testing, and potential regulatory approval of our product candidates, which could harm our business and results of operations.

Reliance on third party manufacturers entails additional risks, including reliance on the third party for regulatory compliance and quality assurance, the possible breach of the manufacturing agreement by the third party, and the possible termination or nonrenewal of the agreement by the third party at a time that is costly or inconvenient for us. In addition, third party manufacturers may not be able to comply with cGMP, or similar regulatory requirements outside the United States. Our failure, or the failure of our third party manufacturers, to comply with applicable regulations could result in sanctions being imposed on us, including fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of products, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect supplies of our product candidates or any other product candidates or products that we may develop. Any failure or refusal to supply the components for our product candidates that are being developed could delay, prevent or impair clinical development or commercialization efforts. If our manufacturers were to breach or terminate their manufacturing arrangements with us, the development or commercialization of the affected products or product candidates could be delayed, which could have an adverse effect on our business. Any change in our manufacturers could be costly because the commercial terms of any new arrangement could be less favorable and because the expenses relating to the transfer of necessary technology and processes could be significant.

If any of our product candidates are approved, in order to produce the quantities necessary to meet anticipated market demand, any manufacturer that we engage may need to increase manufacturing capacity. If we or our manufacturers are unable to produce our product candidates in sufficient quantities to meet the requirements for the launch of these products or to meet future demand, our revenue and gross margins could be adversely affected. Although we believe that we and our manufacturers will not have any material supply issues, we cannot be certain that we will be able to obtain long-term supply arrangements for our product candidates or materials used to produce them on acceptable terms, if at all. If we are unable to arrange for third-party manufacturing, or to do so on commercially reasonable terms, we may not be able to complete development of our products or market them.

We also rely on third parties to store the PF582 master and working cell banks. We have one master cell bank and one working cell bank and believe we would have adequate backup should any cell bank be lost in a catastrophic event. However, it is possible that we could lose multiple cell banks and have our manufacturing severely impacted by the need to replace the cell banks, which could materially and adversely affect our business, financial condition and results of operations.

We rely on third party suppliers, and in some instances a single third-party supplier, for the manufacture and supply of certain materials in our protein production services, and these suppliers could cease to manufacture the materials, go out of business or otherwise not perform as anticipated.

We rely on third party suppliers for our protein production services and in some instances a single third-party supplier, for the manufacture and supply of certain materials. We currently rely, and expect to continue to rely, on a single-source supplier for the manufacture and supply of CRM197. To meet these demands, our supplier is in the process of increasing production capacity, and we also have established a repository in the United States that is capable of storing a safety supply of CRM197 and the CRM197 cell bank. Furthermore, we have taken steps to identify alternate sources of supply sufficient to support future needs; however, there may be delays in switching to these alternative suppliers if our contract with primary sources are terminated without notice. Regardless of the foregoing alternative measures, we cannot guarantee that we will have an adequate supply of CRM197. If we are unable to secure adequate quantities of CRM197 from our primary supplier, from potential secondary suppliers or from our safety supply, we may be required to identify additional suppliers. If we are required to engage additional suppliers, we may not be able to enter into an alternative supply arrangement on commercially reasonable terms, or at all. Even if we are able to identify additional suppliers and enter into agreements on commercially reasonable terms, we may incur delays associated with identifying and qualifying additional suppliers and negotiating the terms of any supply contracts. These delays could adversely impact our business and negatively affect profitability of our protein production services.

We have entered into collaborations with third parties in connection with the development of certain of our product candidates. Even if we believe that the development of our technology and product candidates is promising, our partners may choose not to proceed with such development.

Our existing agreements with our collaboration partners, including our agreements with Hospira and Strides Arcolab, are generally subject to termination by the counterparty on short notice upon the occurrence of certain circumstances. Accordingly, even if we believe that the development of product candidates are worth pursuing, our partners may choose not to continue with such development. If any of our collaborations are terminated, we may be required to devote additional resources to the development of our product candidates or seek a new collaboration partner on short notice, and the terms of any additional collaboration or other arrangements that we establish may not be favorable to us.

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

Risks Related to Government Regulation

The approval processes of the FDA, EMA, and comparable foreign authorities are lengthy, time consuming and inherently unpredictable, and if we and our collaborators are ultimately unable to obtain regulatory approval for our product candidates, our business will be substantially harmed.

The research, development, testing, manufacturing, labeling, packaging, approval, promotion, advertising, storage, marketing, distribution, post-approval monitoring and reporting, and export and import of drug and biologic products are subject to extensive regulation by the FDA and other regulatory authorities in the United States, by the EMA and EEA Competent Authorities in the EEA, and by other regulatory authorities in other countries, which regulations differ from country to country. Neither we nor any collaboration partner is permitted to market PF582, PF530, or any future product candidates in the United States until approval from the FDA is received, or in the EEA until we receive EU Commission or EEA Competent Authority approvals are received. The time required to obtain approval from regulatory authorities is unpredictable, typically takes many years following the commencement of clinical trials, and depends upon numerous factors, including the substantial discretion of such regulatory authorities. In addition, approval policies, regulations, or the type and amount of clinical data necessary to gain approval may change during the course of a product candidate’s clinical development and may vary among jurisdictions, which may cause delays in the approval or the decision not to approve an application. We and our collaboration partners have not obtained regulatory approval for any product candidate and it is possible that none of our existing product candidates or any product candidates we may seek to develop in the future will ever obtain regulatory approval.

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

In addition, even if we or our collaborators were to obtain approval, regulatory authorities may approve any of our product candidates for fewer or more limited indications than requested, may grant approval contingent on the performance of costly post-marketing clinical trials, or may approve a product candidate with a label that does not include the labeling claims necessary or desirable for the successful commercialization of that product candidate. Any of the foregoing scenarios could materially harm the commercial prospects for our product candidates.

If we or our collaborators fail to obtain approval for our two most advanced biosimilar product candidates or if our two most advanced biosimilar product candidates are not commercially successful, we may have to curtail our product development programs and our business would be materially harmed.

We have invested a significant portion of our time, financial resources and efforts in the development of our two most advanced biosimilar product candidates, PF582 and PF530. As of December 31, 2014, we have invested approximately $7.8 million in the development of these product candidates. The clinical and commercial success of our product candidates will depend on a number of factors, including the following:

•	timely completion of preclinical studies and all necessary clinical trials, including our Phase 3 trial for PF582 and our Phase 1 trial for PF530, which may be significantly slower or cost more than we currently anticipate and will depend substantially upon the accurate and satisfactory performance of third party contractors, including our collaborators;

•	timely receipt of necessary marketing approvals from the FDA, the EU Commission, and similar foreign regulatory authorities;

•	maintaining an acceptable safety and adverse event profile of our products following approval;

•	achieving and maintaining compliance with all regulatory requirements applicable to our product candidates or any approved products;

•	making arrangements with third party manufacturers for, or establishing, commercial manufacturing capabilities;

•	launching commercial sales of our products, if and when approved, whether alone or in collaboration with others;

•	obtaining and maintaining patent and trade secret protection and regulatory exclusivity, where available, for our product candidates;

•	the availability, perceived advantages, relative cost, relative safety and relative efficacy of alternative and competing treatments;

•	acceptance of our products, if and when approved, by patients, the medical community and third party payors; and

•	the ability to raise additional capital on acceptable terms to achieve our goals.

If we and our collaboration partners are unable to obtain regulatory approval for one or both of these product candidates in a timely manner or at all, we may never realize revenue from these products and we may have to curtail our other product development programs. As a result, our business, financial condition and results of operations would be materially harmed.

Clinical drug development involves a lengthy and expensive process with an uncertain outcome, and results of earlier studies and trials may not be predictive of future trial results.

Clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain. Furthermore, we rely on our collaborators, CROs, and clinical trial sites to ensure the proper and timely conduct of our clinical trials for our product candidates. While we have agreements governing the committed activities of our collaborators and CROs, we have limited influence over their actual performance. A failure of one or more clinical trials can occur at any time during the trial process. The results of preclinical studies and early clinical trials of our product candidates may not be predictive of the results of later-stage clinical trials. Product candidates that have shown promising results in early studies may still suffer significant setbacks in subsequent clinical studies. For example, the results generated to date in clinical trials for PF582 do not ensure that later clinical trials, including our planned Phase 3 clinical trial for PF582, will demonstrate similar results. There is a high failure rate for drugs and biologics proceeding through clinical studies, and product candidates in later stages of clinical trials may fail to show the desired safety and efficacy despite having progressed through preclinical studies and initial clinical trials. A number of companies in the biopharmaceutical industry have suffered significant setbacks in advanced clinical trials due to lack of efficacy or adverse safety profiles, notwithstanding promising results in earlier clinical trials, and we cannot be certain that we will not face similar setbacks. Even if the clinical trials for our product candidates are completed, nonclinical and clinical data are often susceptible to varying interpretations and analyses, and the results may not be sufficient to obtain regulatory approval for our product candidates.

We have in the past and may in the future experience delays in ongoing clinical trials for our product candidates, and we do not know whether future clinical trials, if any, will begin on time, need to be redesigned, enroll an adequate number of patients on time or be completed on schedule, if at all. The commencement or completion of clinical trials can be delayed or aborted for a variety of reasons, including delay or failure to:

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

If we or our collaborators experience delays in the completion of, or termination of, any clinical trial of our product candidates, the commercial prospects of our product candidates may be harmed, and our ability to generate product revenue from any of these product candidates will be delayed. In addition, any delays in completing clinical trials for our product candidates will increase our costs, slow down our product candidate development and approval process and jeopardize our ability to commence product sales and generate revenue. Any of these occurrences may significantly harm our business, financial condition and prospects. In addition, many of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials may also ultimately lead to the denial of regulatory approval of our product candidates.

Even if PF582, PF530 or any future product candidates obtain regulatory approval, they may never achieve market acceptance or commercial success.

Even if we or our collaboration partners’ obtain FDA or other regulatory approvals, PF582, PF530 or any future product candidates may not achieve market acceptance among physicians and patients, and may not be commercially successful.

The degree and rate of market acceptance of PF582, PF530 or any future product candidates for which we receive approval depends on a number of factors, including:

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

We intend to pursue market authorization globally. The European Union has, since October 2005, had a regulatory framework for the approval of biosimilar products and, as of December 31, 2014, has approved more than 20 biosimilar products. In the United States an abbreviated pathway for approval of biosimilar products was established by the Biologics Price Competition and Innovation Act of 2009, or BPCIA, enacted on March 23, 2010, as part of the Patient Protection and Affordable Care Act. The BPCIA established this abbreviated pathway under section 351(k) of the Public Health Service Act, or PHSA. Subsequent to the enactment of the BPCIA the FDA issued draft guidance regarding the demonstration of biosimilarity as well as the submission and review of biosimilar applications. However, there have been no biosimilar products approved under the 351(k) pathway as of December 31, 2014. Moreover, market acceptance of biosimilar products in the U.S. is unclear. Numerous states are considering or have already enacted laws that regulate or restrict the substitution by state pharmacies of biosimilars for biological products already licensed by the FDA pursuant to BLAs, or “reference products”. Market success of biosimilar products will depend on demonstrating to patients, physicians, payors, and relevant authorities that such products are safe and efficacious compared to other existing products.

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

Biosimilar products may also be subject to extensive patent clearances and patent infringement litigation, which will likely delay and could prevent the commercial launch of a product. Moreover, the BPCIA prohibits the FDA from accepting an application for a biosimilar candidate to a reference product within four years of the reference product’s licensure by the FDA. In addition, the BPCIA provides innovative biologics with twelve years of exclusivity from the date of their licensure, during which time the FDA cannot approve any application for a biosimilar candidate to the reference product. For example, the FDA will not be able to approve any application that we or our collaborators submit for PF582 until twelve years after the original BLA for Lucentis was approved. However, in his proposed budget for fiscal year 2014, President Obama proposed to cut this twelve-year period of exclusivity down to seven years. He also proposed to prohibit additional periods of exclusivity due to minor changes in product formulations, a practice often referred to as “evergreening.” It is possible that Congress may take these or other measures to reduce or eliminate periods of exclusivity.

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

If we and our collaboration partners are not able to demonstrate biosimilarity of our biosimilar product candidates to the satisfaction of regulatory authorities, we will not obtain regulatory approval for commercial sale of our biosimilar product candidates and our future results of operations would be adversely affected.

Our future results of operations depend, to a significant degree, on our and our collaboration partners’ ability to obtain regulatory approval for and commercialize our proposed biosimilar products. To obtain regulatory approval for the commercial sale of these product candidates, we will be required to demonstrate to the satisfaction of regulatory authorities, among other things, that our proposed biosimilar products are highly similar to biological products already licensed by the FDA pursuant to Biologic License Applications, or BLAs, notwithstanding minor differences in clinically inactive components, and that they have no clinically meaningful differences as compared to the marketed biological products in terms of the safety, purity and potency of the products. In the EEA, the similar nature of a biosimilar and a reference product is demonstrated by comprehensive comparability studies covering quality, biological activity, safety and efficacy. For example, a determination of biosimilarity for PF582 will be based on our demonstration of its high similarity to Lucentis.

In addition, the FDA may determine that a proposed biosimilar product is “interchangeable” with a reference product, meaning that the biosimilar product may be substituted for the reference product without the intervention of the health care provider who prescribed the reference product, if the application includes sufficient information to show that the product is biosimilar to the reference product and that it can be expected to produce the same clinical result as the reference product in any given patient. If the biosimilar product may be administered more than once to a patient, the applicant must demonstrate that the risk in terms of safety or diminished efficacy of alternating or switching between the biosimilar and reference product is not greater than the risk of using the reference product without such alternation or switch. To make a final determination of biosimilarity or interchangeability, regulatory authorities may require additional confirmatory information beyond what we and our collaboration partners plan to initially submit in our applications for approval, such as more in-depth analytical characterization, animal testing, or further clinical studies. Provision of sufficient information for approval may prove difficult and expensive. We cannot predict whether any of our biosimilar product candidates will meet regulatory authority requirements for approval as a biosimilar or interchangeable product.

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

Failure to obtain regulatory approval in each regulatory jurisdiction would prevent us and our collaboration partners from marketing our products to a larger patient population and reduce our commercial opportunities.

In order to market our products in the European Union, the United States and other jurisdictions, we or our collaboration partners must obtain separate regulatory approvals and comply with numerous and varying regulatory requirements. The European Medicines Agency is responsible for the centralized procedure for human medicines. This procedure results in a single marketing authorization that is valid in all European Union countries, as well as in Iceland, Liechtenstein and Norway. The time required to obtain approval abroad may differ from that required to obtain FDA approval. The foreign regulatory approval process may include all of the risks associated with obtaining FDA approval and we may not obtain foreign regulatory approvals on a timely basis, if at all. Approval by the FDA does not ensure approval by regulatory authorities in other countries, and approval by one foreign regulatory authority does not ensure approval by regulatory authorities in other foreign countries or by the FDA. We may not be able to file for regulatory approvals and may not receive necessary approvals to commercialize our products within the United States or in any market outside the United States. Failure to obtain these approvals would materially and adversely affect our business, financial condition and results of operations.

Even if we and our collaboration partners obtain regulatory approvals for our product candidates, we will be subject to ongoing regulatory review.

Even if we and our collaboration partners obtain regulatory approval for our product candidates, any products we develop will be subject to ongoing regulatory review with respect to manufacturing, labeling, packaging, storage, advertising, promotion, sampling, record-keeping, conduct of post-marketing studies, and submission of safety, efficacy, and other post-market information, including both federal and state requirements in the United States and requirements of comparable foreign regulatory authorities. Manufacturers and manufacturers’ facilities are required to comply with extensive FDA and comparable foreign regulatory authority requirements, including ensuring that quality control and manufacturing procedures conform to cGMP. As such, we and our contract manufacturers will be subject to continual and possibly unannounced review and inspections by the regulatory authorities governing the markets in which we wish to sell our products. Accordingly, we and others with whom we work must continue to expend time, money, and effort in all areas of regulatory compliance, including manufacturing, production, and quality control.

Any regulatory approvals that we and our collaboration partners receive for our product candidates may be subject to limitations on the approved indicated uses for which the product may be marketed or to the conditions of approval, or contain requirements for potentially costly post-marketing testing, including Phase 4 trials, and surveillance to monitor the safety and efficacy or the safety, purity, and potency of the product candidate. We will be required to immediately report any serious and unexpected adverse events and certain quality or production problems with our products to regulatory authorities along with other periodic reports. Any new legislation addressing drug or biologic product safety issues could result in delays in product development or commercialization, or increased costs to assure compliance. We and our collaboration partners will have to comply with requirements concerning advertising and promotion for our products. Promotional communications with respect to prescription drug and biologic products are subject to a variety of legal and regulatory restrictions and must be consistent with the information in the product’s approved label. As such, we may not promote our products for indications or uses for which they do not have approval. The holder of an approved NDA, BLA, 351(k) application or marketing authorization application, or MAA, must submit new or supplemental applications and obtain approval for certain changes to the approved product, product labeling, or manufacturing process. We could also be asked to conduct post-marketing clinical studies to verify the safety and efficacy of our products in general or in specific patient subsets. An unsuccessful post-marketing study or failure to complete such a study could result in the withdrawal of marketing approval.

If a regulatory agency discovers previously unknown problems with a product, such as adverse events of unanticipated severity or frequency, or problems with the facility where the product is manufactured or disagrees with the promotion, marketing or labeling of a product, or if we or our collaboration partners fail to comply with applicable continuing regulatory requirements, such regulatory agency may impose restrictions on that product or us, including requiring withdrawal of the product from the market. If we or our collaboration partners fail to comply with applicable regulatory requirements, a regulatory agency or enforcement authority may subject us to administrative or judicially imposed sanctions or other actions, including, among other things:

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

We will also be subject to various health care fraud and abuse laws, including anti-kickback, false claims and fraud laws, and physician payment transparency laws, and any violations by us of such laws could result in fines or other penalties.

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

The federal anti-kickback statute prohibits the offer, receipt, or payment of remuneration in exchange for or to induce the referral of patients or the use of products or services that would be paid for in whole or part by Medicare, Medicaid or other federal health care programs. Remuneration has been broadly defined to include anything of value, including cash, improper discounts, and free or reduced price items and services. The government has enforced the Anti-Kickback Statute to reach large settlements with healthcare companies based on sham research or consulting and other financial arrangements with physicians. Further, the Affordable Care Act, among other things, amended the intent requirement of the federal Anti-Kickback Statute and certain criminal statutes governing healthcare fraud. A person or entity no longer needs to have actual knowledge of the statute or specific intent to violate it. In addition, the Affordable Care Act provided that the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the FCA or federal civil money penalties statute. Many states have similar laws that apply to their state health care programs as well as private payors. Violations of the anti-kickback laws can result in exclusion from federal health care programs and substantial civil and criminal penalties.

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

A failure to adequately protect private health information could result in severe harm to our reputation and subject us to significant liabilities, each of which could have a material adverse effect on our business.

Throughout the clinical trial process, we may obtain the private health information of our trial subjects. There are a number of state, federal and international laws protecting the privacy and security of health information and personal data. As part of the American Recovery and Reinvestment Act 2009, or ARRA, Congress amended the privacy and security provisions of HIPAA. HIPAA imposes limitations on the use and disclosure of an individual’s healthcare information by healthcare providers conducting certain electronic transactions, healthcare clearinghouses, and health insurance plans, collectively referred to as covered entities. The HIPAA amendments also impose compliance obligations and corresponding penalties for non-compliance on certain individuals and entities that provide services to or perform certain functions on behalf of healthcare providers and other covered entities involving the use or disclosure of individually identifiable health information, collectively referred to as business associates. ARRA also made significant increases in the penalties for improper use or disclosure of an individual’s health information under HIPAA and extended enforcement authority to state attorneys general. The amendments also create notification requirements to federal regulators, and in some cases local and national media, for individuals whose health information has been inappropriately accessed or disclosed. Notification is not required under HIPAA if the health information that is improperly used or disclosed is deemed secured in accordance with certain encryption or other standards developed by the U.S. Department of Health and Human Services, or HHS. Most states have laws requiring notification of affected individuals and state regulators in the event of a breach of personal information, which is a broader class of information than the health information protected by HIPAA. Many state laws impose significant data security requirements, such as encryption or mandatory contractual terms to ensure ongoing protection of personal information. Activities outside of the U.S. implicate local and national data protection standards, impose additional compliance requirements and generate additional risks of enforcement for noncompliance. The EU’s Data Protection Directive and other data protection, privacy and similar national, state/provincial and local laws may also restrict the access, use and disclosure of patient health information abroad. We may be required to expend significant capital and other resources to ensure ongoing compliance with applicable privacy and data security laws, to protect against security breaches and hackers or to alleviate problems caused by such breaches.

Legislative or regulatory healthcare reforms in the United States may make it more difficult and costly for us to obtain regulatory approval of PF582, PF530 or any future product candidates and to produce, market, and distribute our products after approval is obtained, if any.

From time to time, legislation is drafted and introduced in Congress that could significantly change the statutory provisions governing the regulatory approval, manufacturing, and marketing of regulated products or the reimbursement thereof. In addition, FDA regulations and guidance may be revised or reinterpreted by the FDA in ways that may significantly affect our business and our products. Any new regulations or guidance, or revisions or reinterpretations of existing regulations or guidance, may impose additional costs or lengthen FDA review times for PF582, PF530 or any future product candidates. We cannot determine how changes in regulations, statutes, policies, or interpretations when and if issued, enacted or adopted, may affect our business in the future. Such changes could, among other things, require:

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

Our and our collaboration partners’ future sales will be dependent on the availability and level of coverage and reimbursement from third-party payors who continue to implement cost-cutting measures and more stringent reimbursement standards.

In the United States and internationally, our and our collaboration partners’ ability to generate revenue on future sales of our products will be dependent, in significant part, on the availability and level of coverage and reimbursement from third-party payors, such as state and federal governments and private insurance plans.

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

In some foreign countries, the pricing of prescription pharmaceuticals is subject to governmental control. In these countries, pricing negotiations with governmental authorities can take considerable time after the receipt of marketing approval for a product. Our existing or future collaboration partners, if any, may elect to reduce the price of our products in order to increase the likelihood of obtaining reimbursement approvals which could adversely affect our revenues and profits. To obtain reimbursement or pricing approval in some countries, we or our collaboration partners may also be required to conduct a clinical trial that compares the cost-effectiveness of our product candidate to other available therapies. If reimbursement of our products is unavailable or limited in scope or amount, or if pricing is set at unsatisfactory levels, our business could be adversely affected.

Risks Relating to Owning Our Common Stock

We expect that the market price of our stock will fluctuate significantly, and investors may have difficulty selling their shares.

Our stock is currently traded on NYSE MKT, but we can provide no assurance that we will be able to maintain an active trading market on NYSE MKT or any other exchange in the future. The trading volume of our stock tends to be low relative to our total outstanding shares, and we have several stockholders, including affiliated stockholders, who hold substantial blocks of our stock. As of December 31, 2014, we had 20,405,066 shares of common stock outstanding, and stockholders holding at least 5% of our stock, individually or with affiliated persons or entities, collectively beneficially owned or controlled approximately 59% of such shares. Sales of large numbers of shares by any of our large stockholders could adversely affect our trading price, particularly given our relatively small historic trading volumes. If stockholders holding shares of our common stock sell, indicate an intention to sell, or if it is perceived that they will sell, substantial amounts of their common stock in the public market, the trading price of our common stock could decline. In addition, the trading price of our common stock may be highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. These factors include:

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

The stock market in general and market prices for the securities of biopharmaceutical companies like ours in particular, have from time to time experienced volatility that often has been unrelated to the operating performance of the underlying companies. A certain degree of stock price volatility may also occur as a result of being a newly public company. These broad market and industry fluctuations may adversely affect the market price of our common stock, regardless of our operating performance. In several recent situations where the market price of a stock has been volatile, holders of that stock have instituted securities class action litigation against the company that issued the stock. If any of our stockholders were to bring a lawsuit against us, the defense and disposition of the lawsuit could be costly and divert the time and attention of our management and harm our operating results.

We are an “emerging growth company,” and the reduced disclosure requirements applicable to emerging growth companies could make our common stock less attractive to investors.

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups, or JOBS, Act enacted in April 2012, and may remain an “emerging growth company” for up to five years following the completion of our initial public offering, although, if we have more than $1.0 billion in annual revenue, if the market value of our common stock that is held by non-affiliates exceeds $700 million as of December 31 of any year, or we issue more than $1.0 billion of non-convertible debt over a three-year period before the end of that five-year period, we would cease to be an “emerging growth company” as of the following December 31. For as long as we remain an “emerging growth company,” we are permitted and intend to rely on exemptions from certain disclosure requirements that are applicable to other public companies that are not “emerging growth companies.” These exemptions include:

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

If we fail to maintain effective internal control over financial reporting in the future, the accuracy and timing of our financial reporting may be adversely affected.

In connection with the audit of our financial statements for the year ended December 31, 2013, we concluded that there were material weaknesses in our internal control over financial reporting. A material weakness is a significant deficiency, or a combination of significant deficiencies, in internal control over financial reporting such that it is reasonably possible that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses that we identified related to (1) a lack of sufficient staff to deal with the various rules and regulations with respect to financial reporting, review and oversight responsibilities, segregation of duties and effective and timely financial close process; and (2) a lack of formalized and documented policies and procedures.

In response to these reported material weaknesses, we undertook the following steps in 2014 to remediate those weaknesses: (1) hired outside consultants with technical skills to assist in the documentation and implementation of internal controls and flows procedures, (2) hired qualified personnel, including a chief financial officer during the second quarter of 2014, (3) hired additional qualified finance staff for certain key positions in the third and fourth quarters of 2014 in order to enhance oversight, review and control over financial reporting, and (4) established formalized and documented policies and procedures in the fourth quarter of 2014.

No material weaknesses in internal control over financial reporting were identified in connection with our 2014 audit. However, our management and independent registered public accounting firm did not perform an evaluation of our internal control over financial reporting during any period in accordance with the provisions of the Sarbanes-Oxley Act. Had we and our independent registered public accounting firm performed an evaluation of our internal control over financial reporting in accordance with the provisions of the Sarbanes-Oxley Act, additional control deficiencies amounting to significant deficiencies or material weaknesses may have been identified. We cannot be certain as to when we will be able to implement the requirements of Section 404 of the Sarbanes-Oxley Act. If we fail to implement the requirements of Section 404 in a timely manner, we might be subject to sanctions or investigation by regulatory agencies such as the SEC. In addition, failure to comply with Section 404 or the report by us of a significant deficiency or material weakness may cause investors to lose confidence in our financial statements, and the trading price of our common stock may decline. If we fail to remedy any significant deficiency or material weakness, our financial statements may be inaccurate, our access to the capital markets may be restricted and the trading price of our ordinary shares may suffer.

If securities or industry analysts publish unfavorable research about our business or cease to cover our business, our stock price and/or trading volume could decline.

The trading market for our common stock may rely, in part, on the research and reports that equity research analysts publish about us and our business. We do not have any control of the analysts or the content and opinions included in their reports. The price of our stock could decline if one or more equity research analysts downgrade our stock or issue other unfavorable commentary or research. If one or more equity research analysts ceases coverage of our company or fails to publish reports on us regularly, demand for our stock could decrease, which in turn could cause our stock price or trading volume to decline.

Our ability to use net operating losses and tax credit carryforwards to offset future taxable income may be subject to certain limitations.

As of December 31, 2014, we had federal net operating loss carry forwards, or NOLs, of approximately $14.2 million, which can be carried forward until 2032 and state NOLs of $15.8 million which can be carried forward until 2029 unless utilized. As of December 31, 2014, we had federal and state research and development carryforwards of approximately $0.5 million and $0.3 million, respectively. Pursuant to Internal Revenue Code (IRC) Sections 382 and 383, annual use of the Company’s net operating loss and research and development credit carryforwards may be limited in the event a cumulative change in ownership of more than 50% occurs within a three-year period. The Company has not completed an IRC Section 382/383 analysis regarding the limitation of net operating loss and research and development credit carryforwards.

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

As of December 31, 2014, holders of approximately 9.9 million shares, or approximately 48%, of our outstanding shares, have rights, subject to some conditions, to require us to file registration statements covering the sale of their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. We have also registered the offer and sale of all shares of common stock that we may issue under our equity compensation plans.

In addition, in the future, we may issue additional shares of common stock or other equity or debt securities convertible into common stock in connection with a financing, acquisition, litigation settlement, employee arrangements or otherwise. Any such issuance could result in substantial dilution to our existing stockholders and could cause our stock price to decline.

Our directors, executive officers and principal stockholders will continue to have substantial control over us and could limit investors’ ability to influence the outcome of key transactions, including transactions that would cause a change of control.

As of December 31, 2014, our executive officers, directors and stockholders who owned more than 5% of our outstanding common stock and their respective affiliates beneficially owned or controlled approximately 63% of the outstanding shares of our common stock. Accordingly, these executive officers, directors and stockholders and their respective affiliates, acting as a group, have substantial influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets or any other significant corporate transactions. These stockholders may therefore delay or prevent a change of control of us, even if such a change of control would benefit our other stockholders. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.

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

We have broad discretion in the application of the net proceeds from our initial public offering and could spend the proceeds in ways that do not improve our results of operations or enhance the value of our common stock. We recently entered into a collaboration agreement with Hospira and, based on our anticipated development plan for PF582 we expect that we will use up to $20 million for the development of PF582 and the remainder to conduct clinical development of other product candidates and for general working capital purposes. Stockholders will not have the opportunity to influence our management’s decisions on how to use the net proceeds, and our failure to apply these funds effectively could have a material adverse effect on our business and cause the price of our common stock to decline. In addition, until the net proceeds are used, they may be placed in investments that do not produce significant income or that may lose value.

With the exception of the issuance of shares of common stock to our preferred stockholders in connection with the payment of all accrued and unpaid dividends in connection with our initial public offering, we do not anticipate paying any cash dividends in the foreseeable future.

At the closing of our initial public offering, our board of directors issued shares of common stock to pay all accrued but unpaid dividends on our convertible preferred stock. As of July 29, 2014, there were cumulative unpaid dividends of $7.3 million for our Series A-1 and Series A-2 convertible preferred stock. Based on the initial public offering price of $6.00 per share and the offering closing on July 29, 2014, we issued 1,217,784 shares of common stock to the holders of our outstanding preferred stock prior to the offering in satisfaction of these accrued dividends through July 28, 2014. With the exception of this dividend, we do not anticipate paying cash dividends on any classes of our capital stock in the foreseeable future. We currently intend to retain our future earnings for the foreseeable future to fund the development and growth of our business. As a result, capital appreciation, if any, of our common stock will be the sole source of gain on an investment in our common stock for the foreseeable future.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

As of December 31, 2014, we leased a total of approximately 30,148 square feet of office and laboratory space located at 10790 Roselle Street and 10788 Roselle Street, San Diego, CA 92121. The lease expires on March 31, 2024. We believe that our existing facilities are adequate to meet our business requirements for the foreseeable future and that additional space will be available on commercially reasonable terms, if required.

Item 3.	Legal Proceedings

We are currently not a party to any material legal proceedings.

Item 4.	Mine Safety Disclosures.

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information and Holders of Record

Our common stock has been listed on the NYSE MKT under the symbol “PFNX” since July 24, 2014. Prior to that date, there was no public trading market for our common stock. The following table sets forth the high and low sales price per share of our common stock as reported on the NYSE MKT for the periods indicated:

Year Ended December 31, 2014:	High	Low
Third Quarter (beginning July 24, 2014)	$7.45	$5.28
Fourth Quarter	$8.53	$6.27

As of March 2, 2015, we had 35 holders of record of our common stock. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

Distributions

With the exception of common stock issued in connection with the payment of all accrued but unpaid dividends upon the conversion of all preferred stock upon the completion of our initial public offering, we have not made any distributions on our common stock and do not intend to make any distributions on our common stock for the foreseeable future. Instead, we anticipate that all of our earnings in the foreseeable future will be used for the operation and growth of our business. In addition, our credit agreement with Wells Fargo Bank materially restricts, and future debt instruments we issue may materially restrict, our ability to pay dividends on our common stock.

Stock Performance Graph

This performance graph shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the Exchange Act), or incorporated by reference into any filing of Pfenex, Inc. under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

The graph below shows the cumulative total stockholder return assuming the investment of $100 as of the close on July 24, 2014, the first day of trading for Pfenex, Inc.’s common stock, (and the reinvestment of dividends thereafter) in each of (i) Pfenex Inc.’s common stock and (ii) the ARCA Biotechnology Index. The comparisons in the graph below are based upon historical data and are not indicative of, or intended to forecast, future performance of our common stock or the index. The prices are as of the close of PFNX’s first trading day to the close at December 31, 2014.

Recent Sales of Unregistered Securities and Use of Proceeds

(a) Sales of Unregistered Securities

Between January 1, 2014 and December 31, 2014, we sold securities in transactions that were not registered under the Securities Act as set forth below.

From January 1, 2014 through July 28, 2014 (the date of the filing of our registration statement on Form S-8, File No. 333-197672), pursuant to the terms of our 2009 Equity Incentive Plan, we granted to our officers, directors, employees, consultants and other service providers options to purchase an aggregate of 259,224 shares of our common stock at an exercise price of $11.59 per share.

On July 24, 2014, pursuant to the terms of our 2014 Equity Incentive Plan, we granted our directors options to purchase an aggregate of 40,000 shares of our common stock at an exercise price of $5.30 per share.

From January 1, 2014 through July 28, 2014 (the date of the filing of our registration statement on Form S-8, File No. 333-197672), pursuant to the terms of our 2009 Equity Incentive Plan, we issued and sold to our officers, directors, employees, consultants and other service providers an aggregate of 29,692 shares of our common stock upon the exercise of options at exercise prices ranging from $0.31 to $1.49 per share, for an aggregate exercise price of $10 thousand.

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

None of the foregoing transactions involved any underwriters, underwriting discounts or commissions, or any public offering, and each transaction was deemed to be exempt from the registration requirements of the Securities Act, in reliance on (i) Section 4(2) of the Securities Act (or Regulation D promulgated thereunder) as transactions not involving a public offering, (ii) Rule 701 promulgated under the Securities Act as transactions pursuant to compensatory benefit plans or contracts relating to compensation as provided under such rule, (iii) Section 3(a)(9) of the Securities Act or (iv) Regulation S promulgated under the Securities Act as transactions made outside of the United States. The recipients of the securities in each of these transactions represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were placed upon the stock certificates issued in these transactions. All recipients had adequate access, through their relationships with us, to information about us. The sales of these securities were made without any general solicitation or advertising.

(b) Use of Proceeds

On July 23, 2014, our Registration Statement on Form S-1, as amended (Reg. No. 333- 196539) was declared effective in connection with the initial public offering of our common stock, pursuant to which we sold 9,429,084 shares of our common stock (inclusive of 1,095,751 shares of common stock from the exercise of the underwriters’ option to purchase additional shares) at a public offering price of $6.00 per share. In connection with the closing of the initial public offering, (i) all shares of convertible preferred stock outstanding automatically converted into 8,634,857 shares of common stock, (ii) we issued 1,217,784 shares of our common stock to holders of our convertible preferred stock in connection with the payment of all accrued and unpaid dividends through July 28, 2014, (iii) we repurchased 423,185 shares of our common stock at a purchase price of $0.31 per share in connection with the completion of this offering, pursuant to the amended and restated subscription agreement, dated May 2, 2014, entered into with certain stockholders, including Signet Healthcare Partners Accredited Partnership III, LP and Signet Healthcare Partners QP Partnership III, LP, and (iv) members of our executive management team including Bertrand Liang, Patrick Lucy, and Henry Talbot forfeited an aggregate of 100,000 shares of common stock. In connection with our initial public offering, we received net proceeds of approximately $52.6 million after underwriting discounts of approximately $4.0 million, but before offering expenses of approximately $2.0 million. William Blair & Company, L.L.C. and JMP Securities LLC acted as joint book-running managers for the offering, and Mizuho Securities USA Inc. acted as co-manager. No payments for such expenses were made directly or indirectly to (i) any of our officers or directors or their associates, (ii) any persons owning 10% or more of any class of our equity securities, or (iii) any of our affiliates.

As noted in Item 1 of Part I of this Annual Report on Form 10-K, we recently entered into a collaboration agreement with Hospira and, based on our anticipated development plan for PF582 with our collaboration partner, we expect that, once our collaboration agreement is effective following the receipt of antitrust approval (which we anticipate receiving in March of 2015), we will use up to $20 million for the development of PF582 and the remainder to conduct clinical development of other product candidates and for general working capital purposes. This represents a change from our planned use of proceeds as described in our final prospectus filed with the SEC pursuant to Rule 424(b).

(c) Issuer Purchases of Equity Securities

We did not repurchase any shares of our common stock during the three months ended December 31, 2014.

Item 6.	Selected Financial and Other Data

The following selected historical financial data below should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” our financial statements, and the related notes appearing in Item 8, “Financial Statements and Supplementary Data”, of this Annual Report on Form 10-K to fully understand factors that may affect the comparability of the information presented below.

The consolidated statements of operations data for the years ended December 31, 2014, 2013, and 2012, and the consolidated balance sheet data as of December 31, 2014, 2013, and 2012 are derived from our audited financial statements.

	Years Ended December 31,
	2014	2013	2012
	(in thousands, except for per share data)
Revenue	$10,644	$11,914	$11,294
Expenses:
Cost of revenue(1)	7,233	6,423	7,253
Selling, general and administrative	9,003	6,698	6,876
Research and development(1)	4,125	5,490	1,792

Total expense	20,361	18,611	15,921

Loss from operations	(9,717)	(6,697)	(4,627)
Interest expense, net	(77)	(36)	(7)

Loss before income taxes	(9,794)	(6,733)	(4,634)
Income tax benefit	—	2,671	2,041

Net loss	$(9,794)	$(4,062)	$(2,593)

Effective preferred stock dividends(2)	$—	$(1,695)	$(1,589)

Net loss attributable to common stockholders	$(9,794)	$(5,757)	$(4,182)

Basic and diluted net loss per share attributable to common stockholders(3)	$(1.04)	$(3.76)	$(2.84)

Basic and diluted weighted-average shares used to compute net loss per share attributable to common stockholders	9,441	1,531	1,474

(1)	Please refer to Note 1 of our consolidated financial statements for an explanation of the method used to recognize cost of revenue and research and development expense.
(2)	The holders of our convertible preferred stock were entitled to cumulative dividends prior and in preference to our common stock. Because the holders of our convertible preferred stock were entitled to participate in dividends, net loss attributable to common stockholders was equal to net loss adjusted for convertible preferred stock dividends for the period. Immediately upon the closing of our IPO, all outstanding shares of our redeemable convertible preferred stock, or our convertible preferred stock, were automatically converted into an aggregate of 8,634,847 shares of common stock and these holders were issued 1,217,784 shares of common stock for the payment of all accrued and unpaid dividends through July 28, 2014 in connection with such conversion based on the initial public offering price of $6.00 per share and the offering closing on July 29, 2014. See Note 15 to our financial statements for a description of the method used to compute basic and diluted net loss per share attributable to common stockholders and for a description of convertible preferred stock, respectively. Please refer to Note 9 of our consolidated financial statements for an explanation of the cumulative preferred stock dividends.
(3)	All share, per-share and related information have been retroactively adjusted, where applicable, to reflect the impact of a 2.812-for-1 reverse stock split, which was effected on June 27, 2014.

Other Financial Data

	December 31,
	2014	2013	2012
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents and short-term investments	$45,722	$5,204	$9,966
Accounts and unbilled receivables, net	1,584	3,461	2,703
Inventory	23	26	754
Restricted cash	3,955	4,029	1,501
Property and equipment, net	2,310	2,329	2,681
Goodwill and intangibles	11,940	12,470	13,001
Other	5,489	4,294	2,326

Total assets	$71,023	$31,813	$32,932

Debt-free current liabilities	$3,762	$4,757	$3,199
Deferred revenue	201	1,253	2,342
Debt	3,813	3,590	1,140
Other non-current liabilities	3,373	3,484	3,611

Total liabilities	11,149	13,084	10,292
Redeemable convertible preferred stock	—	113,180	42,500
Stockholders’ equity (deficit)	59,874	(94,451)	(19,860)

Total liabilities, redeemable convertible preferred stock and stockholders’ deficit	$71,023	$31,813	$32,932

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K. In addition to historical financial information, the following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Statements containing words such as “may,” “believe,” “anticipate,” “expect,” “intend,” “plan,” “project,” “projections,” “business outlook,” “estimate,” or similar expressions constitute forward-looking statements. Our actual results could differ materially from those contained in or implied by any forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Annual Report on Form 10-K.

Overview

We are a clinical-stage biotechnology company engaged in the development of biosimilar therapeutics and high-value and difficult to manufacture proteins. Our lead product candidate is PF582, a biosimilar candidate to Lucentis (ranibizumab). Lucentis, marketed by Genentech, Inc., a wholly-owned member of the Roche Group and Novartis AG, for the treatment of patients with retinal diseases, achieved approximately $4.3 billion in global product sales in 2013. For PF582, we are currently conducting a Phase 1b/2a trial in patients with wet age-related macular degeneration, or wet AMD, with results expected in the first quarter of 2015. We expect to commence a Phase 3 trial with our collaboration partner, Hospira, in 2016. Hospira will be responsible for the manufacturing and commercialization of PF582 globally upon successful receipt of marketing approval. Our next most advanced product candidate is PF530, a biosimilar candidate to Betaseron (interferon beta-1b) that is marketed by Bayer AG for the treatment of multiple sclerosis and achieved over $1.4 billion in global product sales in 2013. For PF530, we plan to initiate a Phase 1 trial in early 2015. We believe we are the most advanced in global development of these biosimilar product candidates. In addition to our two most advanced product candidates, our pipeline includes five other biosimilar candidates as well as vaccine, generic and next generation biologic candidates. To date, none of our product candidates have received marketing authorization from any regulatory agency, and therefore we have not received revenue from the sale of any of our product candidates.

Our product candidates are enabled by our patented protein production platform, Pfēnex Expression Technology®, which we believe confers several important competitive advantages compared to traditional techniques for protein production, including the ability to produce complex proteins with higher accuracy and greater degree of protein purity, as well as significant speed and cost advantages. The development of proteins, such as biosimilars, requires several competencies which represent both challenges and barriers to entry. Due to their inherent complexity, proteins require the use of living organisms to efficiently produce them at a large scale. Traditional techniques for protein production employ a trial and error approach to production organism, or strain, selection and process optimization, which is inherently inefficient and typically produces suboptimal results. This historically inefficient process provides barriers to create or replicate complex proteins, adds significant time to market and results in the high cost of goods typical of biologic therapeutics. Together these limitations pose significant hurdles for companies interested in entering the market with biosimilar products. Our platform utilizes a proprietary high throughput robotically-enabled parallel approach, which allows the construction and testing of thousands of unique protein production variables in parallel, thereby allowing us to produce and characterize complex proteins while reducing the time and cost of development and long-term production.

The 2012 global biologics market represented over $160 billion in product sales with virtually the entire market comprised of branded innovator products. We believe the emerging biosimilar market will be significant due to the large number of blockbuster products losing patent protection in the next several years, abbreviated regulatory pathways for the approval of biosimilars and a mandate for lower drug costs by governments and private payors. A biosimilar is a biologic product that has been demonstrated to be highly similar to a biologic product that is already approved, referred to as a reference product, notwithstanding minor differences in clinically inactive components, and where there are no clinically meaningful differences between the reference product and the biosimilar in terms of the safety, purity, and potency of the product. By 2020, 47 biologic products representing approximately $45 billion of aggregate 2010 product sales will have become available globally. The market opportunities for our two most advanced product candidates are substantial. Lucentis achieved approximately $4.3 billion in global product sales in 2013. By the second quarter of 2018, markets with 2013 Lucentis sales of approximately $530 million will lose patent protection, and become available to PF582.

Additionally, by the second quarter of 2020, markets with an additional $2 billion in 2013 sales will lose patent protection and become available for biosimilars, and after January 2022 markets with an additional $1.7 billion in 2013 sales will also lose patent protection. Betaseron achieved over $1.4 billion in product sales in 2013. Interferon beta-1b product sales in markets where no intellectual property barriers exist totaled in excess of $52 million in 2013 with other territories representing the balance of product sales becoming available between 2017 and 2021.

Our revenue for the years ended December 31, 2014, 2013, and 2012 was $10.6 million, $11.9 million, and $11.3 million, respectively. Our historical revenue has been primarily derived from monetizing our Pfēnex Expression Technology® through collaboration agreements, service agreements, government contracts and reagent protein product sales, which provide for various types of payments, including upfront payments, funding of research and development, milestone payments, intellectual property access fees and licensing fees. Currently, various government agencies are funding costs associated with our proprietary novel vaccine programs.

For PF582, we recently signed a Collaboration Agreement with Hospira where we are eligible to receive up to $342 million in one-time payments, including a non-refundable payment of $51 million, which is expected in March of 2015 once the Collaboration Agreement receives U.S. antitrust approval, and up to $291 million upon the successful achievement of certain pre-commercial and commercial milestones, and double digit escalating royalties on annual sales of PF582. We and Hospira are each responsible for fifty percent of the costs of completing clinical development for PF582, with our share capped at $20 million, $10 million of which will be setoff as a credit against royalties payable to us, unless the Collaboration Agreement is terminated prior to such setoff, in which case, any amounts not setoff would be payable by us in accordance with an agreed upon payment structure.

For PF694, PF444 and PF690, Strides Arcolab is responsible for funding third-party costs up to Phase 3 trials, at which time we will share revenue and costs going forward through a joint venture structure to be established by Strides Arcolabs and us. As we continue to focus our business on the development of our product pipeline, we anticipate allocating fewer resources to certain aspects of our protein production activities that currently generate our revenue, which we expect will result in a decline of service-related revenue associated with protein production.

As of December 31, 2014, we had an accumulated deficit of $113.3 million of which $89.8 million was attributable to recognizing the accretion in the redemption value of our convertible preferred stock. We recognized net losses of $9.8 million, $4.1 million and $2.6 million for the years ended December 31, 2014, 2013 and 2012, respectively. We expect to incur substantial and increasing losses for the next several years as we develop and advance our lead product candidates through clinical development, expand our research and development activities, and prepare for the potential commercial launch of our lead product candidates. As a result, our research and development expenses will increase materially as we incur further costs of development. We currently utilize third-party clinical research organizations, or CROs, to carry out our clinical development and we do not yet have an extensive sales organization. We will need substantial additional funding to support our operating activities, especially as we approach anticipated regulatory approval in Europe, the United States and other territories, and begin to establish our commercialization capabilities. Adequate funding may not be available to us on commercially reasonable terms, or at all. Since our inception, we have funded our operations primarily through the sale and issuance of common stock in our initial public offering, the sale and issuance of convertible preferred stock, our credit facility, and revenue from our collaboration agreements, service agreements, government contracts and reagent protein product sales. We have devoted substantially all of our capital resources to the research and development of our product candidates and working capital requirements. Additionally, as we continue to focus our business on the development of our product pipeline, we anticipate allocating fewer resources to certain aspects of our protein production activities that currently generate our revenue, which we expect will result in a decline of service-related revenue.

Critical Accounting Policies, Significant Judgments and Use of Estimates

Our management’s discussion and analysis of financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States, or GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported revenue and expenses during the reporting periods. These items are monitored and analyzed by us for changes in facts and circumstances, and material changes in these estimates could occur in the future. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Changes in estimates are reflected in reported results for the period in which they become known. Actual results may differ materially from these estimates under different assumptions or conditions. The accompanying unaudited condensed financial statements and related financial information should be read in conjunction with the audited financial statements and related footnotes included in our consolidated financial statements and the accompanying notes thereto in Item 8 of this Annual Report on Form 10-K, and the information contained in Item 7 of this Annual Report on Form 10-K “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Historical results are not necessarily indicative of future results.

Revenue

Our revenue is primarily related to our monetizing our protein production platform through collaboration agreements, service agreements, government contracts and reagent protein products which may provide for various types of payments, including upfront payments, funding of research and development, milestone payments, intellectual property access fees and licensing fees. Our revenue generating agreements also include potential revenue for future development and commercial milestones and product royalties.

We consider a variety of factors in determining the appropriate method of accounting for our collaboration agreements, including whether multiple deliverables can be separated and accounted for individually as separate units of accounting. Where there are multiple deliverables within a collaboration agreement that cannot be separated and therefore are combined into a single unit of accounting, revenue is deferred and recognized over the estimated period of performance. If the deliverables can be separated, we apply the relevant revenue recognition guidance to each individual deliverable. The specific methodology for the recognition of the underlying revenue is determined on a case-by-case basis according to the facts and circumstances applicable to each agreement.

Upfront, nonrefundable payments that do not have stand-alone value are recorded as deferred revenue and recognized as revenue over the estimated period of performance. Nonrefundable payments for research funding are recognized as revenue over the period the underlying research activities are performed.

Revenue under service agreements are recorded as services are performed. These agreements do not require scientific achievement as a performance obligation and provide for payment when services are rendered. All such revenue is nonrefundable. Upfront, nonrefundable payments for license fees, exclusivity and services received in excess of amounts earned are classified as deferred revenue and recognized as income over the contract term or period of performance based on the nature of the related agreement.

Revenue for our cost plus fixed fee government contracts is recognized in accordance with the authoritative guidance for revenue recognition including the authoritative guidance specific to federal government contractors. Reimbursable costs under our government contracts primarily include direct labor, materials, subcontracts, accountable property and indirect costs. In addition, we receive a fixed fee under our government contracts, which is unconditionally earned as allowable costs are incurred and is not contingent on success factors. Reimbursable costs under our government contracts, including the fixed fee, are generally recognized as revenue in the period the reimbursable costs are incurred and become billable.

We assess milestone fees on an individual basis and recognize revenue from nonrefundable milestone fees when the earnings process is complete and the payment is reasonably assured. Nonrefundable milestone fees related to arrangements under which we have continuing performance obligations are recognized as revenue upon achievement of the associated milestone, provided that (i) the milestone event is substantive and its achievability was not reasonably assured at the inception of the agreement and (ii) the amount of the milestone payment is reasonable in relation to the effort expended or the risk associated with the milestone event. Where separate milestone payments do not meet these criteria, we recognize revenue using a contingency-adjusted performance model over the period of performance.

Our reagent products are comprised of internally developed proteins and those we purchase from original manufacturers for resale. We offer a 30 day return policy. We recognize reagent product revenue from product sales when it is realized or realizable and earned. Revenue is realized or realizable and earned when all of the following criteria are met: (1) persuasive evidence of an arrangement exists, (2) delivery has occurred or services have been rendered, (3) our price to the buyer is fixed or determinable, and (4) collectability is reasonably assured. Revenue from sales transactions where the buyer has the right to return the product is recognized at the time of sale only if (1) our price to the buyer is substantially fixed or determinable at the date of sale, (2) the buyer has paid us, or the buyer is obligated to pay us and the obligation is not contingent on resale of the product, (3) the buyer’s obligation to us would not be changed in the event of theft or physical destruction or damage of the product, (4) the buyer acquiring the product for resale has economic substance apart from that provided by us, (5) we do not have significant obligations for future performance to directly bring about resale of the product by the buyer, and (6) the amount of future returns can be reasonably estimated.

Revenue under arrangements where we outsource the cost of fulfillment to third parties is evaluated as to whether the related amounts should be recorded gross or net. We record amounts collected from the customer as revenue, and the amounts paid to suppliers as cost of revenue when we hold all or substantially all of the risks and benefits related to the product or service. For transactions where we do not hold all or substantially all the risk, we use net reporting recording the transaction as if the end-user made a purchase from the supplier with us acting as a sales agent.

Cost of Revenue

Cost of revenue includes costs incurred in connection with the execution of service contracts, government contracts, as well as costs to manufacture or purchase, package and ship our reagent products. Cost of revenue also includes development costs for our proprietary novel vaccine programs which are funded by various government agencies.

Research and Development Expenses

Research and development expenses are recognized as incurred. We expect our research and development expenses to increase for the foreseeable future as we advance our product candidates through our clinical development programs.

Preclinical and Clinical Trial Accruals

Our clinical trial accruals are based on estimates of patient enrollment and related costs at clinical investigator sites as well as estimates for the services received and efforts expended pursuant to contracts with multiple research institutions and CROs that conduct and manage clinical trials on our behalf.

We estimate preclinical and clinical trial expenses based on the services performed, pursuant to contracts with research institutions and clinical research organizations that conduct and manage preclinical studies and clinical trials on its behalf. In accruing service fees, we estimate the time period over which services will be performed and the level of patient enrollment and activity expended in each period. If the actual timing of the performance of services or the level of effort varies from the estimate, we will adjust the accrual accordingly. Payments made to third parties under these arrangements in advance of the receipt of the related series are recorded as prepaid expenses until the services are rendered.

Stock-Based Compensation

Our board of directors adopted, and our stockholders approved, the 2009 Equity Incentive Plan (“2009 Plan”) in 2009. The 2009 Plan terminated in connection with our IPO in 2014 and, accordingly, no awards will be granted under the 2009 Plan following the IPO. However, the 2009 Plan will continue to govern outstanding awards granted thereunder. An aggregate of 1.1 million shares of common stock was reserved for issuance under the 2009 Plan. The 2009 Plan provided for the grant of incentive stock options and for the grant of nonstatutory stock options, restricted stock, restricted stock units, and stock appreciation rights to our employees, directors and consultants. As of December 31, 2014, awards covering 0.9 million shares of common stock were outstanding under the 2009 Plan.

In July 2014, the board of directors adopted a 2014 Equity Incentive Plan (“2014 Plan”) and our stockholders approved it. The 2014 Plan provides for the grant of incentive stock options, within the meaning of Section 422 of the Internal Revenue Code, to employees and any parent and subsidiary corporations’ employees, and for the grant of nonstatutory stock options, restricted stock, restricted stock units, stock appreciation rights, performance units and performance shares to employees, directors and consultants and parent and subsidiary corporations’ employees and consultants. A total of 1,356,219 shares of common stock have been reserved for issuance pursuant to the 2014 Plan. In addition, the shares reserved for issuance under the 2014 Plan include shares returned to the 2009 Plan as the result of expiration or termination of awards (provided that the maximum number of shares that may be added to the 2014 Plan pursuant to such previously granted awards under the 2009 Plan is 961,755 shares). The number of shares available for issuance under the 2014 Plan also includes an annual increase on the first day of each fiscal year beginning in 2015 and ending with and including the 2018 fiscal year, equal to the least of: (i) 1,356,219 shares; (ii) 2.5% of the outstanding shares of common stock as of the last day of the immediately preceding fiscal year; or (iii) such other amount as the board of directors may determine.

Stock options granted to date under the 2009 Plan and the 2014 Plan have a term of ten years from the date of grant, and generally vest over a four-year period. However, in the event that an incentive stock option (“ISO”)

granted to a participant who, at the time the ISO is granted, owns stock representing more than ten percent (10%) of the total combined voting power of all classes of our stock, the term of the ISO shall be five (5) years from the grant date or such shorter term as may be provided in the award agreement. In July 2014, the board of directors adopted the 2014 Employee Stock Purchase Plan (“ESPP”) and the stockholders approved it. A total of 355,618 shares of common stock have been reserved for sale under the ESPP. In addition, the ESPP provides for annual increases in the number of shares available for sale under the ESPP on the first day of each fiscal year beginning in 2015, equal to the least of: (i) 355,618 shares; (ii) 1.5% of the outstanding shares of the common stock on the last day of the immediately preceding fiscal year; or (iii) such other amount as may be determined by the administrator. No shares have been purchased under the ESPP as of December 31, 2014.

As of December 31, 2013 there were 0.2 million shares available for issuance under the 2009 Plan, zero shares available for issuance under the 2014 Plan and zero shares available for issuance under the ESPP. As of December 31, 2014 there were zero shares available for issuance under the 2009 Plan, 1 million shares available for issuance under the 2014 Plan and 0.4 million shares available for issuance under the ESPP.

Employee stock-based compensation expense is measured at the grant date, based on the estimated fair value of the award, and is recognized as an expense, net of estimated forfeitures, over the requisite service period. Stock-based compensation expense is amortized on a straight-line basis over the requisite service period for the entire award, which is the vesting period of the award.

We estimate the fair value of stock options and other equity-based compensation using a Black Scholes option pricing model on the date of grant. The Black-Scholes valuation model requires multiple subjective inputs. The fair value of equity instruments expected to vest are recognized and amortized on a straight line basis over the requisite service period of the award, which is generally four years; however, certain provisions in our equity compensation plan provide for shorter and longer vesting periods under certain circumstances.

See Note 12 to our financial statements included elsewhere in this Annual Report on Form 10-K for information concerning certain of the specific assumptions used in applying the Black-Scholes option pricing model to determine the estimated fair value of employee stock options granted in 2014, 2013 and 2012. The Black-Scholes option pricing model requires the input of highly subjective assumptions, including the risk-free interest rate, the expected dividend yield of our common stock, the expected volatility of the price of our common stock, and the expected term of the option. These estimates involve inherent uncertainties and the application of management’s judgment. If factors change and different assumptions are used, our stock-based compensation expense could be materially different in the future.

Stock-based compensation expense associated with stock options was $0.4 million, $52 thousand and $28 thousand for the years ending December 31, 2014, 2013 and 2012, respectively. As of December 31, 2014, we had approximately $2.1 million of total unrecognized compensation expense, which we expect to recognize over a weighted-average period of approximately 3.4 years.

Also required to compute the fair value calculation of options is the fair value of the underlying common stock. We grant stock options at exercise prices not less than the fair value of our common stock at the date of grant. Prior to our IPO, our board of directors obtained contemporaneous valuations from an unrelated third-party valuation firm to determine the estimated fair value of common stock based on an analysis of relevant metrics, such as

•	our stage of development, including progress of research and development activities;

•	our operating and financial performance, including our levels of available capital resources;

•	the valuation of publicly-traded companies in the life sciences and biotechnology sectors, as well as recently completed mergers and acquisitions of peer companies;

•	rights and preferences of our common stock compared to the rights and preferences of our outstanding convertible preferred stock;

•	equity market conditions affecting comparable public companies, as reflected in comparable companies’ market multiples, initial public offering valuations and other metrics;

•	the achievement of enterprise milestones, including our progress in clinical trials;

•	the likelihood of achieving a liquidity event for the shares of common stock, such as an initial public offering or an acquisition of our company given prevailing market and biotechnology sector conditions;

•	sales of our convertible preferred stock in arms-length transactions;

•	lack of marketability of our securities by virtue of being a private company;

•	business risks; and

•	management and board experience.

There is inherent uncertainty in these estimates and if we or the valuation firm had made different assumptions, the amount of our stock-based compensation expense, net loss, and net loss per share amounts could have been significantly different. Following the completion of our IPO in July 2014, the fair value of options granted is based on the closing price of our common stock on the date of grant as quoted on the NYSE MKT.

Other Information

Income Tax Matters

We file U.S. federal income tax returns and California, Massachusetts and Missouri state tax returns. To date, we have not been audited by the Internal Revenue Service or any state tax authority; however all tax years from and including 2009 remain open for examination by federal and state income tax authorities. We utilize the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement carrying amounts and tax basis of assets and liabilities using enacted tax rates in effect for years in which the temporary differences are expected to reverse. A deferred income tax asset or liability is computed for the expected future impact of differences between the financial reporting and income tax bases of assets and liabilities and for the expected future tax benefit, if any, to be derived from tax credits and loss carryforwards. Deferred income tax expense or benefit would represent the net change during the year in the deferred income tax asset or liability. Deferred tax assets, if any, are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

During the years ended December 31, 2014, 2013 and 2012, we recorded an income tax provision of zero, $2.7 million and $2.0 million, respectively, which is principally attributable to U.S. federal and state income taxes. Our practice is to recognize interest and/or penalties related to income tax matters in income tax expense. We had no accrual for interest or penalties on our consolidated balance sheets at December 31, 2014, 2013 and 2012.

As of December 31, 2014, the Company had federal and state research and development credits carryforwards of approximately $0.5 million and $0.3 million, respectively, to offset potential tax liabilities. The Company had federal and state net operating loss carryforwards of approximately $14.2 million and $15.8 million, respectively, for the year ended December 31, 2014. The federal losses can be carried forward until 2032 and state losses until 2029 unless utilized.

Pursuant to Internal Revenue Code (IRC) Sections 382 and 383, annual use of the Company’s net operating loss and research and development credit carryforwards may be limited in the event a cumulative change in ownership of more than 50% occurs within a three-year period. The Company has not completed an IRC Section 382/383 analysis regarding the limitation of net operating loss and research and development credit carryforwards.

Results of Operations

Comparison of the years ended December 31, 2014, 2013 and 2012

The following table summarizes our net loss during the periods indicated.

	Years Ended December 31,			% change from 2013 to 2014	% change from 2012 to 2013
	2014	2013	2012
	(in thousands)
Revenue	$10,644	$11,914	$11,294	(11)%	5%
Cost of revenue	7,233	6,423	7,253	13%	(11)%

Gross profit	3,411	5,491	4,041	(38)%	36%
Operating expenses
Selling, general and administrative	9,003	6,698	6,876	34%	(3)%
Research and development	4,125	5,490	1,792	(25)%	206%

Total operating expense	13,128	12,188	8,668	8%	41%

Loss from operations	(9,717)	(6,697)	(4,627)	45%	45%
Interest expense, net	(77)	(36)	(7)	114%	414%

Net loss before income taxes	(9,794)	(6,733)	(4,634)	45%	45%
Income tax benefit	—	2,671	2,041	(100)%	31%

Net loss	$(9,794)	$(4,062)	$(2,593)	141%	57%

Revenue

Revenue decreased by $1.3 million, or 11%, from $11.9 million in 2013 to $10.6 million in 2014. The change in revenue was primarily due to a decrease of $1.9 million in revenue attributable to reduced activity related to our Px533 product candidate development under our government contracts and a $1.8 million one-time sale in 2013 to a single customer for one reagent protein product, offset by a $2.4 million increase due to an increase in activity related to our Px563L product candidate development under our government contracts. We expect revenue related to our protein production services to decline in the near-term as we shift our resources to developing our product pipeline.

Revenue increased by $0.6 million, or 5%, from $11.3 million in 2012 to $11.9 million in 2013. The increase in revenue was primarily due to an increase of $1.2 million in revenue attributed to proprietary novel vaccines development fees on our Px563L product candidate, a $1.8 million one-time sale to a single customer for one reagent protein product, offset by a decrease of $2.5 million of revenue due to the termination of the collaboration and license agreement with MedImmune, LLC in May 2013 due to a lack of microbial-based portfolio projects that could use the Pfenex Expression Technology®.

In February 2015 we entered into a Collaboration Agreement with Hospira pursuant to which we and Hospira will collaboratively develop PF582 for retinal diseases. Under the terms of the Collaboration Agreement, Hospira received exclusive licenses and rights and assumed responsibility for the manufacturing and commercialization of PF582, and is obligated to use commercially reasonable efforts to manufacture and commercialize PF582 globally. In consideration for the exclusive license and other rights contained in the Collaboration Agreement, we are eligible to receive up to $342 million in one-time payments, including a non-refundable payment of $51 million, which is expected in March of 2015 once the Collaboration Agreement receives U.S. antitrust approval, and up to $291 million upon the successful achievement of certain pre-commercial and commercial milestones, and double digit escalating royalties on annual sales of PF582. In future periods, the amount of milestone fees and royalties will depend on the extent and success of our research and development activities, the timing and achievement of the discovery, development, regulatory and commercial milestone events, and annual sales of PF582.

Cost of Revenue

Cost of revenue increased by $0.8 million, or 13%, to $7.2 million in 2014 compared to $6.4 million in 2013. This increase was due primarily to an increase of $2.3 million in development costs for our proprietary novel vaccine program Px563L which is funded by a government agency, offset by the lower cost of revenue associated with the one-time reagent sale of to a single customer in 2013. Given the nature of the novel vaccine development process, these costs will fluctuate depending on stage of development.

Cost of revenue decreased by $0.8 million, or 11%, from $7.2 million in 2012 compared to $6.4 million in 2013. The reduction in cost of revenue was primarily due to the termination of the MedImmune agreement in May 2013 and the shifting of resources to research and development efforts for our internal product candidates. Cost of revenue includes development costs for our proprietary novel vaccine programs which are funded by various government agencies.

Selling, General and Administrative

Selling, general and administrative expenses increased by $2.3 million, or 34% to $9.0 million in 2014 compared to $6.7 million in 2013. The increase in selling, general and administrative was due to an increase in activities associated with operating as a publicly-traded company. We expect general and administrative costs to continue to increase for activities associated with operating as a publicly-traded company, including maintaining compliance with exchange listing and Securities and Exchange Commission requirements. These increases will likely include legal fees, accounting fees, directors’ and officers’ liability insurance premiums and fees associated with investor relations. These increases will also likely include the hiring of additional personnel. We also intend to continue to incur increased internal and external business development costs to support our various product development efforts, which can vary from period to period.

Selling, general and administrative expenses decreased by $0.2 million, or 3%, from $6.9 million in 2012 to $6.7 million in 2013. The decrease in selling, general and administrative costs was primarily due to a shift in our resources to research and development.

Research and Development

Research and development expenses decreased by approximately $1.4 million, or 25%, to $4.1 million in 2014 compared to $5.5 million in 2013. The decrease in research and development expenses was due primarily to a $1.5 million decrease in manufacturing activity, purchase of comparator material for a product candidate trial, offset by an increase in costs in other development programs.

Research and development expense increased by $3.7 million, or 206%, from $1.8 million in 2012 to $5.5 million in 2013. Our increase in research and development expenses principally resulted from an increase of $3.1 million in program costs incurred in connection with the Phase 1b/2a trial. In addition, costs increased by $0.6 million in our other development programs primarily due to a shift in our business focus to developing pipeline products.

Our clinical trial accruals are based on estimates of patient enrollment and related costs at clinical investigator sites as well as estimates for the services received and efforts expended pursuant to contracts with multiple research institutions and clinical research organizations that conduct and manage clinical trials on our behalf.

We estimate preclinical and clinical trial expenses based on the services performed, pursuant to contracts with research institutions and clinical research organizations that conduct and manage preclinical studies and clinical trials on its behalf. In accruing service fees, we estimate the time period over which services will be performed and the level of patient enrollment and activity expended in each period. If the actual timing of the performance of services or the level of effort varies from the estimate, we adjust the accrual accordingly. Payments made to third parties under these arrangements in advance of the receipt of the related series are recorded as prepaid expenses until the services are rendered.

We expect research and development expenses to increase as we advance our lead candidates and pipeline product candidates. For PF582, we and Hospira will each bear fifty percent of the costs of completing clinical development, with our share capped at $20 million, $10 million of which will be setoff as a credit against royalties payable to us, unless the Collaboration Agreement is terminated prior to such setoff, in which case, any amounts not setoff would be payable by us in accordance with an agreed upon payment structure.

Interest Expense, Net

Interest expense, net increased by $41 thousand to $77 thousand in 2014 compared to $36 thousand in 2013. The increase was primarily due to an increase in the balance of our credit facility with Wells Fargo Bank, National Association, resulting in an increase in interest expense.

Interest expense, net, increased by $29 thousand, from $7 thousand in 2012 to $36 thousand in 2013. The increase was primarily due to an increase in the balance of our credit facility with Wells Fargo Bank, resulting in an increase in interest expense.

Liquidity and Capital Resources

The following table summarizes our cash, cash equivalents and marketable securities:

	December 31,
	2014	2013
	(in thousands)
Cash, cash equivalents and short-term investments	$45,722	$5,204

Prior to our initial public offering, or IPO, we funded our operations primarily through the private placement of equity securities, our credit facilities and through collaboration agreements, service agreements, government contracts and reagent protein product sales. At December 31, 2014, we had $45.7 million in cash, cash equivalents and short-term investments compared to $5.2 million as of December 31, 2013 and $4.0 million in restricted cash as collateral for lines of credit at December 31, 2014 and 2013. As of December 31, 2014 we had $3.8 million drawn under our $3.9 million revolving credit facility, an increase of $0.2 million compared to the year-end balance at December 31, 2013.

The documents governing the credit facilities contain financial and other covenants. We were not in compliance with covenants pertaining to (i) the delivery of our 2012 audit report, which was delivered before May 15, 2014 along with our 2013 audit report, (ii) the pre-approval for certain capital expenditures, and (iii) the pre-approval required for entering into a lease for a commercial copier/printer. On April 2, 2014, we obtained from Wells Fargo a waiver for the covenants and confirmation that we may repurchase common stock up to a maximum of $0.5 million. In June 2014, we entered into an amendment to the credit facilities which allows us to (i) make additional investments in fixed assets in any fiscal year, (ii) incur operating lease expenses in any fiscal year up to $0.6 million, and (iii) declare or pay any dividend or distribution either in cash, stock or any other property, or redeem, retire, repurchase or otherwise acquire any shares of any class of our stock in connection with our initial public offering. In December 2014, we entered into an amendment which increased the annual limit on operating lease expenses from $0.6 million to $0.9 million.

In July 2014, we completed our IPO pursuant to which we sold 9,429,084 shares of our common stock (inclusive of 1,095,751 shares of common stock from the exercise of the underwriters’ option to purchase additional shares) at a public offering price of $6.00 per share, resulting in net proceeds of approximately $52.6 million, after underwriting discounts and commissions but before offering expenses of approximately $2.0 million.

In February 2015, we entered into an agreement with Hospira, in which Phase 3 equivalence clinical trial costs for PF582 will be shared, and Hospira will be responsible for manufacturing and commercializing the product. Under the terms of the collaboration, Pfenex will receive a non-refundable upfront payment of $51 million once the collaboration receives antitrust approval, and, over the next five years and beyond, will be eligible to receive a combination of development and sales-based milestone payments up to an additional $291 million, and tiered double-digit royalty on net sales of the product. The agreement also allows for additional future product collaborations.

Assuming our collaboration with Hospira receives antitrust approval and becomes effective, we believe that our existing cash and cash equivalents and our cash inflow from operations will be sufficient to meet our anticipated cash needs for at least the next 24 months. Our future capital requirements will depend on many factors, including the timing and extent of spending on our research and development efforts, the timing and success of our clinical trials, the expansion of our sales and marketing activities, the introduction of new product candidates, and the future market acceptance of our product candidates. In the event that additional financing is required from outside sources, we may not be able to raise such financing on terms acceptable to us or at all. If we are unable to raise additional capital when desired, our business, operating results and financial condition would be adversely affected.

Cash Flows

The following table sets forth the primary sources and uses of cash and cash equivalents for each of the periods presented below.

	Years Ended December 31,
	2014	2013	2012
	(in thousands)
Net cash (used in) provided by:
Operating activities	$(10,002)	$(4,601)	$(2,889)
Investing activities	934	(2,357)	(2,322)
Financing activities	50,836	2,946	(194)

Net increase (decrease) in cash and cash equivalents	$41,768	$(4,012)	$(5,405)

Net cash used in operating activities was $10.0 million for the year ended December 31, 2014 compared to $4.6 million for the year ended December 31, 2013. The use of cash in each period was primarily a result of net losses associated with our research and development activities which we anticipate to continue for the foreseeable future due to ongoing activities with our lead product candidates and product pipeline. In addition, we increased our general and administrative costs as a result of activities associated with operating as a publicly-traded company, which we anticipate to continue for the foreseeable future.

Net cash used in operating activities was $4.6 million for the year ended December 31, 2013 compared to $2.9 million for the year ended December 31, 2012. The use of cash was primarily a result of net losses associated with our research and development activities.

Net cash provided by investing activities was $0.9 million for the year ended December 31, 2014 compared to net cash used of $2.4 million for the year ended December 31, 2013. No purchase of short-term investments was made 2014; in 2013 we used $5.5 million to purchase short-term investments. We had maturities of short-term investments of $1.3 million and $3.3 million in 2014 and 2013, respectively. We used $0.3 million and $0.1 million in 2014 and 2013, respectively, to purchase property and equipment.

Net cash used in investing activities was $2.4 million for the year ended December 31, 2013 compared to $2.3 million for the year ended December 31, 2012. We used $5.5 million in 2013 and $2.0 million in 2012 to purchase short-term investments and had $3.3 million in maturities of short-term investment in 2013. We used $0.1 million in 2013 and $0.5 million in 2012 to purchase property and equipment. We received proceeds of $10 thousand in 2013 and $0.2 million in 2012 for the sale of equipment and assets held for sale.

Net cash provided by financing activities was $50.8 million for the year ended December 31, 2014 compared to net cash provided of $2.9 million for the year ended December 31, 2013. We borrowed approximately $0.2 million in 2014 and $2.5 million in 2013 under our revolving credit. In 2014 we received net proceeds of approximately $52.6 million, after underwriting discounts and commissions but before offering expenses of approximately $2.0 million from our IPO. We used approximately $131 thousand to repurchase 423,185 shares of common stock pursuant to the amended and restated subscription agreement, dated May 2, 2014, immediately prior to the completion of our IPO in 2014. We received $56 thousand and $24 thousand in 2014 and 2013, respectively, for the issuance of common stock in connection with exercises of stock options.

Net cash used for financing activities was $2.9 million for the year ended December 31, 2013 compared to net cash provided by financing activities of $0.2 million for the year ended December 31, 2012. We borrowed $2.5 million in 2013 and $1.1 million in 2012 under our revolving credit facility. We received $3.0 million in proceeds from the maturity of investments in restricted accounts in 2013. We used $2.5 million in 2013 and $1.3 million in 2012 as collateral for our revolving credit facility. In 2012 we received the release of $163 thousand in pledged funds from our local utility and merchant card providers. We received $24 thousand in 2013 and $5 thousand in 2012 for the issuance of common stock in connection with exercise of stock options.

Off-Balance Sheet Arrangements

We have not engaged in any off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K, other than a joint venture agreement, or JVA, with Strides Arcolab, and the agreements containing indemnification provisions described below.

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

In the normal course of business, we enter into contracts and agreements that contain a variety of representations and warranties and provide for indemnification, including our Strides Arcolab agreements described above. Our exposure under these agreements is unknown because it involves claims that may be made against us in the future, but have not yet been made. As of December 31, 2014, we have not paid any claims or been required to defend any action related to our indemnification obligations. However, we may record charges in the future as a result of these indemnification obligations.

Contractual Obligations and Commitments

In September 2014, the Company amended its operating lease agreement for its offices and lab space to extend the term of the lease for an additional three years through March 31, 2024 and to lease additional facilities consisting of 7,315 square feet. Base rent payments for the new space commenced in December 2014 and will increase total estimated rent payments over the life of the lease by approximately $1.5 million. In addition to the base rent, the company is obligated to pay certain customary amounts for its share of operating expenses and tax obligations.

In November and December 2014, we entered into two lease agreements for lab equipment. Both have three year terms. Combined future payments total $0.4 million.

The following summarizes our contractual obligations and commitments as of December 31, 2014:

Contractual Obligations (in thousands)	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Capital lease obligations	$146	$49	$97	$—	$—
Operating lease obligations	5,578	586	1,232	1,132	2,628

	$5,724	$635	$1,329	$1,132	$2,628

On December 11, 2014, the Company entered into an agreement to lease lab equipment. The lease has a 36 month term with a down payment of $158 thousand due upon signing and 35 monthly payments of $6.8 thousand. The lease does not contain renewal periods, contingent rent, rent concessions, incentives, or unusual provisions. At the end of the lease term, the Company has the option to purchase the lab equipment at fair market value. The lease meets the criteria for recognition as an operating lease and the Company has accounted for it as such.

Recently Issued Accounting Pronouncements

On April 5, 2012, the Jumpstart Our Business Startups Act of 2012, or the JOBS Act, was enacted. Section 107 of the JOBS Act provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933, as amended, or the Securities Act, for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to avail ourselves of this extended transition period and, as a result, we will adopt new or revised accounting standards on the relevant dates on which adoption of such standards is required for emerging growth companies.

In July 2013, the FASB issued guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The guidance is effective prospectively for years, and interim periods within those years, beginning after December 15, 2013, with an option for early adoption. The adoption of this guidance did not have a material impact on our consolidated financial statements.

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

Segment Information

The Company operates in one segment. Management uses one measurement of profitability and does not segregate its business for internal reporting. All long-lived assets are maintained at the Company’s facility in the United States.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risk in the ordinary course of our business. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of fluctuations in interest rates and foreign currency exchange rates. As of December 31, 2014, we did not hold or issue financial instruments for trading purposes.

Interest rate fluctuation risk

The primary objective of our investment activities is to preserve our capital to fund our operations. We also seek to maximize income from our cash and cash equivalents without assuming significant risk. To achieve our objectives, we invest our cash and cash equivalents in money market funds, treasury obligations, short term certificates of deposit and high-grade corporate securities, directly or through managed funds, with maturities of six months or less. As of December 31, 2014, we had cash and cash equivalents of $45.7 million consisting of cash of $5.1 million and investments of $40.6 million in highly liquid U.S. money market funds. In addition, we had $4.0 million in restricted cash all invested in highly liquid U.S. money market funds. A portion of our investments may be subject to interest rate risk and could fall in value if market interest rates increase. However, because our investments are primarily short-term in duration, we believe that our exposure to interest rate risk is not significant and a 100 basis point movement in market interest rates would not have a significant impact on the total value of our portfolio. We actively monitor changes in interest rates.

As of December 31, 2014, the total principal outstanding under our line of credit agreements was $3.8 million. The interest rates on our line of credit agreements bear interest at 2.00% above LIBOR or a fixed interest rate ranging from 2.25% to 2.375% as of that date. If overall interest rates had increased by 10% during the periods presented, our interest expense would not have been materially affected.

Foreign currency exchange risk

We contract with clinical research organizations (“CROs”), investigational sites and suppliers in foreign countries. We are therefore subject to fluctuations in foreign currency rates in connection with these agreements. We do not hedge our foreign currency exchange rate risk. To date we have not incurred any material effects from foreign currency changes on these contracts. The effect of a 10% adverse change in exchange rates on foreign currency denominated cash and payables as of December 31, 2014 would not have been material. However, fluctuations in currency exchange rates could harm our business in the future.

Inflation risk

Inflation may affect us by increasing our cost of labor and clinical trial costs. We do not believe that inflation has had a material effect on our business, financial condition or results of operations for any period presented herein.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Pfenex Inc.

San Diego, California

We have audited the accompanying consolidated balance sheets of Pfenex Inc. (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of operations, changes in redeemable convertible preferred stock and stockholders’ equity (deficit) and cash flows for each of the years ended December 31, 2014, 2013 and 2012. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule for each of the years ended December 31, 2014, 2013 and 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Pfenex Inc. as of December 31, 2014 and 2013, and the consolidated results of its operations and its cash flows for each of the years ended December 31, 2014, 2013 and 2012 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule for each of the years ended December 31, 2014, 2013 and 2012, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ HASKELL & WHITE LLP

HASKELL & WHITE LLP

San Diego, California

March 16, 2014

PFENEX INC.

Consolidated Balance Sheets

	December 31,
	2014	2013
	(in thousands)
Assets
Current assets
Cash and cash equivalents	$45,722	$3,954
Short-term investments	—	1,250
Accounts and unbilled receivables, net	1,584	3,461
Inventories	23	26
Income tax receivable	402	398
Deferred income taxes	3,281	3,481
Other current assets	1,753	284

Total current assets	52,765	12,854
Restricted cash	3,955	4,029
Property and equipment, net	2,310	2,329
Notes receivable from related parties	—	95
Other long term assets	53	36
Intangible assets, net	6,363	6,893
Goodwill	5,577	5,577

Total assets	$71,023	$31,813

Liabilities, Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)
Current liabilities
Accounts payable	$1,129	$1,804
Accrued liabilities	2,633	2,953
Deferred revenue	201	1,253
Line of credit obligation	3,813	—

Total current liabilities	7,776	6,010
Deferred tax liability	3,281	3,481
Line of credit obligation	—	3,590
Other long-term liabilities	92	3

Total liabilities	11,149	13,084
Commitments and contingencies (Notes 8, 9 and 10)
Redeemable convertible Series A-2 preferred stock, par value $0.001, 4,978,662 shares authorized, 3,556,186 shares issued and outstanding at December 31, 2013	—	49,200
Redeemable convertible Series A-1 preferred stock, par value $0.001, 4,978,662 shares authorized, 4,978,661 shares issued and outstanding at December 31, 2013	—	63,980
Stockholders’ equity (deficit)
Preferred stock, $0.001 par value, 10,000,000 shares authorized at December 31, 2014
Common stock, par value $0.001, 200,000,000 and 12,514,224 shares authorized at December 31, 2014 and 2013, respectively, 20,405,066 and 1,541,781 shares issued and outstanding at December 31, 2014 and 2013, respectively	21	2
Additional paid-in capital	173,141	—
Accumulated deficit	(113,288)	(94,453)

Total stockholders’ equity (deficit)	59,874	(94,451)

Total liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)	$71,023	$31,813

The accompanying notes are an integral part of these consolidated financial statements.

PFENEX INC.

Consolidated Statements of Operations

	Years Ended December 31,
	2014	2013	2012
	(in thousands except for per share data)
Revenue	$10,644	$11,914	$11,294
Cost of revenue	7,233	6,423	7,253

Gross profit	3,411	5,491	4,041

Operating expense
Selling, general and administrative	9,003	6,698	6,876
Research and development	4,125	5,490	1,792

Total operating expense	13,128	12,188	8,668

Loss from operations	(9,717)	(6,697)	(4,627)
Interest expense, net	(77)	(36)	(7)

Net loss before income taxes	(9,794)	(6,733)	(4,634)
Income tax benefit	—	2,671	2,041

Net loss	$(9,794)	$(4,062)	$(2,593)

Effective preferred stock dividends	$—	$(1,695)	$(1,589)

Net loss attributable to common stockholders	$(9,794)	$(5,757)	$(4,182)

Net loss per common share basic and diluted	$(1.04)	$(3.76)	$(2.84)

Weighted-average common shares used to compute basic and diluted net loss per share	9,441	1,531	1,474

The accompanying notes are an integral part of these consolidated financial statements

PFENEX INC.

Consolidated Statements of Changes in Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(in thousands)

	Redeemable Convertible A-2 Preferred Stock		Redeemable Convertible A-1 Preferred Stock		Preferred Stock Series A-2		Preferred Stock Series A-1		Common Stock		Additional Paid in Capital	Accumulated Earnings (Deficit)	Total Stockholders’ Equity/ (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at January 1, 2012	—	$—	—	$—	3,556	$4	4,979	$5	1,463	$1	$23,762	$1,332	$25,104
Exercise of stock options	—	—	—	—	—	—	—	—	17	—	5	—	5
Vesting of common stock pursuant to restricted stock awards	—	—	—	—	—	—	—	—	—	1	79	—	80
Stock option expense	—	—	—	—	—	—	—	—	—	—	28	—	28
Reclassification from permanent to temporary equity and accretion of redemption value	3,556	20,800	4,979	21,700	(3,556)	(4)	(4,979)	(5)	—	—	(23,874)	(18,601)	(42,484)
Net loss	—	—	—	—	—	—	—	—	—	—	—	(2,593)	(2,593)

Balance at December 31, 2012	3,556	$20,800	4,979	$21,700	—	$—	—	$—	1,480	$2	$—	$(19,862)	$(19,860)
Exercise of stock options									62		24		24
Vesting of common stock pursuant to restricted stock awards	—	—	—	—	—	—	—	—	—	—	73	—	73
Stock option expense	—	—	—	—	—	—	—	—	—	—	52	—	52
Accretion of redemption value	—	28,400		42,280							(149)	(70,529)	(70,678)
Net loss	—	—	—	—	—	—	—	—	—	—	—	(4,062)	(4,062)

Balance at December 31, 2013	3,556	$49,200	4,979	$63,980	—	$—	—	$—	1,542	$2	$—	$(94,453)	$(94,451)
Exercise of stock options	—	—	—	—	—	—	—	—	104	1	55	—	56
Stock option expense	—	—	—	—	—	—	—	—	—	—	404	—	404
Accretion of redemption value	—	200	—	560	—	—	—	—	—	—	(93)	(667)	(760)
Preferred stock dividends paid in common shares	—	—	—	—	—	—	—	—	1,218	1	7,306	(7,307)	—
Conversion of preferred stock to common stock	(3,556)	(49,400)	(4,979)	(64,540)	—	—	—	—	8,635	9	113,931	—	113,940
Issuance of common stock, net of discount	—	—	—	—	—	—	—	—	9,429	9	52,605	—	52,614
Repurchase of common stock	—	—	—	—	—	—	—	—	(423)	(1)	(130)	—	(131)
Offering costs	—	—	—	—	—	—	—	—	—	—	(2,003)	—	(2,003)
Common stock forfeiture	—	—	—	—	—	—	—	—	(100)	—	(1)	—	(1)
Beneficial dividend	—	—	—	—	—	—	—	—	—	—	1,067	(1,067)	—
Net loss	—	—	—	—	—	—	—	—	—	—	—	(9,794)	(9,794)

Balance at December 31, 2014	—	$—	—	$—	—	$—	—	$—	20,405	$21	$173,141	$(113,288)	$59,874

The accompanying notes are an integral part of these consolidated financial statements

PFENEX INC.

Consolidated Statements of Cash Flows

	Years Ended December 31,
	2014	2013	2012
	(in thousands)
Cash flows from operating activities
Net loss	$(9,794)	$(4,062)	$(2,593)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	465	462	437
Amortization of intangible assets	529	531	531
Deferred income taxes	—	(2,719)	(1,654)
Stock-based compensation expense	404	126	108
Losses and adjustments associated with assets held for sale	—	14	35
Changes in operating assets and liabilities
Accounts and unbilled receivables	1,877	(758)	1,198
Inventories	3	728	(708)
Other current assets	(1,469)	512	(556)
Notes receivable from related parties	95	—	—
Other long term assets	(17)	(2)	1
Accounts payable	(675)	(209)	429
Accrued liabilities	(365)	1,766	(327)
Deferred revenue	(1,051)	(1,090)	1,262
Income tax (receivable) payable	(4)	100	(1,052)

Net cash used in operating activities	(10,002)	(4,601)	(2,889)

Cash flows from investing activities
Purchases of investments	—	(5,498)	(2,000)
Sales/maturities of investments	1,250	3,250	—
Acquisitions of property and equipment	(316)	(119)	(470)
Proceeds from sales of equipment and assets held for sale	—	10	148

Net cash provided by (used in) investing activities	934	(2,357)	(2,322)

Cash flows from financing activities
Borrowings under line of credit agreement	223	2,450	1,140
Sales/maturities of investments in pledged accounts	—	3,000	—
Restricted cash	74	(2,528)	(1,339)
Net proceeds from issuance of common shares	50,614	—	—
Repurchase of common stock	(131)	—	—
Proceeds from exercise of stock options	56	24	5

Net cash provided by (used in) financing activities	50,836	2,946	(194)

Net increase (decrease) in cash and cash equivalents	41,768	(4,012)	(5,405)
Cash and cash equivalents
Beginning of period	3,954	7,966	13,371

End of period	$45,722	$3,954	$7,966

Supplemental schedule of cash flow information
Cash paid for interest	$91	$46	$13
Cash paid for taxes	$25	$45	$628
Non-cash financing and investing transactions
Transfer of investments to pledged accounts	$—	$3,000	$—
Conversion of preferred stock to common stock	$113,940	$—	$—
Preferred stock dividends paid in common shares	$7,307	$—	$—
Beneficial dividend	$1,067	$—	$—
Reclass from permanent to temporary equity and accretion of preferred stock redemption value	$760	$70,679	$42,500
Capital lease obligation	$130	$—	$—

The accompanying notes are an integral part of these consolidated financial statements

PFENEX INC.

Notes to Consolidated Financial Statements

1. Organization and Summary of Significant Accounting Policies

Business Activities and Organization

Pfenex Inc. (“Company” or “Pfenex”) was incorporated in the state of Delaware in 2009. Pfenex is a clinical-stage biotechnology company engaged in the development of difficult to manufacture and high-value proteins, initially focused on biosimilar therapeutics, or biosimilars. The Company’s lead product candidate is PF582, a biosimilar candidate to Lucentis (ranibizumab). Lucentis is marketed by Genentech, Inc., a wholly-owned member of the Roche Group and Novartis AG, for the treatment of patients with retinal diseases. The Company is currently conducting a Phase 1b/2a trial in patients with wet age-related macular degeneration, or wet AMD, and expects interim safety and tolerability data in the first quarter of 2015, and expects to commence a Phase 3 trial in 2016. The Company’s next most advanced product candidate is PF530, a biosimilar candidate to Betaseron (interferon beta-1b), marketed by Bayer AG for the treatment of multiple sclerosis. Early in 2015, the Company plans to initiate a Phase 1 trial. The Company believes it is the most advanced in global development of these biosimilar product candidates. In addition to the Company’s two lead product candidates, its pipeline includes five other biosimilar candidates as well as vaccine, generic and next generation biologic candidates. The Company filed the Investigational New Drug (“IND”) for its recombinant anthrax vaccine at the end of 2014.

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

Initial Public Offering

In July 2014, the Company completed its initial public offering (“IPO”) in which 8,333,333 shares of common stock at a price of $6.00 per share were issued and sold. Additionally, the Company sold 1,095,751 shares of common stock pursuant to the underwriters’ option to purchase additional shares. The Company received aggregate proceeds of approximately $52.6 million from the sale of shares of common stock, net of underwriters’ discounts and commissions, but before deducting paid and unpaid offering expenses of approximately $2.0 million. In connection with the IPO, (i) all shares of the Company’s outstanding convertible preferred stock automatically converted into 8,634,857 shares of common stock, (ii) the Company issued 1,217,784 shares of common stock as payment of all accrued and unpaid dividends through July 28, 2014; (iii) the Company repurchased 423,185 shares of its common stock at a purchase price of $0.31 per share pursuant to the amended and restated subscription agreement, dated May 2, 2014, entered into with certain stockholders, including Signet Healthcare Partners Accredited Partnership III, LP and Signet Healthcare Partners QP Partnership III, LP; and (iv) certain members of the Company’s executive management team forfeited an aggregate of 100,000 shares of common stock.

Subsidiary—Pfenex Limited

In December 2013, to assist with its strategy of approaching the regulatory authorities in the EU for its pipeline products, the Company formed a new entity in the UK. An application for incorporation with the Registrar of Companies for England and Wales was filed and approved for the Company’s subsidiary, Pfenex Limited. There has been no activity in the subsidiary and therefore no intercompany relationship requiring elimination in the consolidated financial statements.

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”). In the opinion of management, all adjustments considered necessary for a fair presentation have been included. These adjustments consist of normal and recurring accruals, as well as non-recurring charges.

Segments

The Company operates in one segment. Management uses one measurement of profitability and does not segregate its business for internal reporting. All long-lived assets are maintained at the Company’s facility in the United States.

Use of Estimates

The preparation of the financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Estimates have been prepared on the basis of the most current and best available information. However, actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments that are readily convertible into cash and have an original maturity of three months or less at the time of purchase to be cash equivalents.

Short-Term Investments

The Company held investments in Certificates of Deposit with initial maturities exceeding three months. These financial instruments are carried at fair value, and interest earned on investments is included in interest income on the accompanying consolidated statements of operation.

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

Concentrations

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents, investments and accounts and unbilled receivables. The Company has established guidelines intended to limit its exposure to credit risk by placing investments with high credit quality financial institutions, diversifying its investment portfolio and placing investments with maturities that help maintain safety and liquidity. All cash and cash equivalents were held at two major financial institutions as of December 31, 2014 and 2013. For the Company’s cash position of $49.7 million as of December 31, 2014, which includes restricted cash of $4.0 million, the Company has exposure to credit loss for amounts in excess of insured limits in the event of non-performance by the institutions; however, the Company does not anticipate non-performance.

Additional credit risk is related to the Company’s concentration of receivables. As of December 31, 2014, receivables were concentrated among two customers representing 95% of total net receivables and three customers as of December 31, 2013, representing 83%. For the years ended December 31, 2014, 2013 and 2012, revenue was concentrated among three customers representing 82%, 68% and 77% of total revenues, respectively. There were no supplier concentrations.

A portion of revenue is earned from sales outside the United States. Non-U.S. revenue is denominated in U.S. dollars. A breakdown of the Company’s net revenue from U.S. and non-U.S. sources for the years ended December 31, 2014, 2013 and 2012 is as follows:

	Years Ended December 31,
	2014	2013	2012
	(in thousands)
US Revenue	$8,782	$8,435	$10,298
Non-US Revenue	1,862	3,479	996

	$10,644	$11,914	$11,294

During the year ended December 31, 2014, revenue earned from non-recurring sales in Germany accounted for approximately 10% of the Company’s revenue. During the year ended December 31, 2013, revenue earned from non-recurring sales in The Netherlands accounted for approximately 15% of the Company’s revenue. During 2012, no single foreign country accounted for more than 10% of the Company’s revenue.

Risk and Uncertainties

The Company’s future results of operations involve a number of risks and uncertainties. Factors that could affect the Company’s future operating results and cause actual results to vary materially from expectations include, but are not limited to, uncertainty of results of clinical trials and reaching milestones, uncertainty of regulatory approval of the Company’s potential drug candidates, uncertainty of market acceptance of the Company’s products, competition from substitute products and larger companies, securing and protecting proprietary technology, strategic relationships and dependence on key individuals.

Products developed by the Company require clearances from international regulatory agencies prior to commercial sales. There can be no assurance that the products will receive the necessary clearances. If the Company was denied clearance, clearance was delayed or the Company was unable to maintain clearance, it could have a materially adverse impact on the Company.

The Company expects to incur substantial operating losses for the next several years and will need to obtain additional financing in order to complete clinical studies and launch and commercialize any product candidates for which it receives regulatory approval. There can be no assurance that such financing will be available or will be at terms acceptable by the Company.

Accounts and Unbilled Receivables

Accounts receivable represent primarily commercial receivables associated with the Company’s service fees, license fees, product sales and receivables from U.S. government contracts. Accounts receivable amounted to $1.9 million and $2.0 million as of December 31, 2014 and 2013, respectively. Unbilled receivables represent reimbursable costs in excess of billings and, where applicable, accrued profit related to long-term government contracts for which revenue has been recognized, but the customer has not yet been billed. Unbilled receivables amounted to $0.3 million and $1.5 million as of December 31, 2014 and 2013, respectively.

The Company evaluates the collectability of its receivables based on a variety of factors, including the length of time the receivables are past due, the financial health of its customers and historical experience. Based upon the review of these factors, the Company recorded an allowance for doubtful accounts of $0.6 million and $44 thousand at December 31, 2014 and 2013, respectively.

Fair Value of Financial Instruments

Financial instruments, including cash, cash equivalents, restricted cash, accounts receivable, unbilled receivables, accounts payable, accrued liabilities and the lines of credit, are carried at cost, which management believes approximates fair value because of the short-term maturity of these instruments. Other short-term investments are carried at fair value.

Inventories

Inventories consist of finished goods and are valued at the lower of cost or market. The Company regularly reviews inventories on hand to identify any inventory that has become obsolete or has a cost basis in excess of its expected net realizable value, as well as any inventory quantities in excess of expected requirements. No write-downs were recorded during the years ended December 31, 2014 or 2013.

Property and Equipment

Property and equipment are stated at cost and depreciated using the straight-line method over the estimated useful lives of the assets ranging from five to ten years with the exception of leasehold improvements which are amortized over the shorter of the lease term or their estimated useful life.

Intangible Assets

Intangible assets include customer relationships, developed technology and trade names related to the Company’s asset acquisition. Intangible assets have been capitalized and amortized over the estimated useful life of 15 years, 20 years and 15 years, respectively.

Impairment of Long-Lived Assets Other Than Goodwill

The Company assesses potential impairments to its long-lived assets whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. If indicators of impairment exist, the Company assesses the recoverability of the affected long-lived assets by determining whether the carrying value of such assets can be recovered through undiscounted future operating cash flow expected to result from the use of the assets. If the carrying amount is not recoverable, the Company measures the amount of any impairment by comparing the carrying value of the asset to the present value of the expected future cash flows associated with the use of the asset. No impairment was noted during the years ended December 31, 2014 and 2013.

Goodwill

Goodwill is the excess of purchase price over the aggregate fair values of tangible and intangible assets acquired, less liabilities assumed, in a business combination. The Company does not amortize goodwill. Instead, goodwill is tested for impairment annually and between annual tests if the Company becomes aware of an event or a change in circumstances that would indicate the carrying amount may be impaired. The Company performs its annual impairment testing on December 31st of each year. The Company will first assess qualitative factors to determine whether the existence of events or circumstances suggests that it is more likely than not that goodwill is impaired. Unless it is more likely than not that goodwill is impaired, the Company does not perform the two-step impairment test. The Company’s determination as to whether, and, if so, the extent to which, goodwill becomes impaired is highly judgmental and based on assumptions regarding its projected future operating results, changes in the manner of its use of the acquired assets or its overall business strategy and regulatory, market and economic environment and trends. No impairment was noted during the years ended December 31, 2014 and 2013.

Revenue

The Company’s revenue is related to the monetization of its protein production platform through collaboration agreements, service agreements, government contracts and reagent protein products which may provide for various types of payments, including upfront payments, funding of research and development, milestone payments, intellectual property access fees and licensing fees. The Company’s revenue generating agreements also include potential revenues for achieving milestones and for product royalties. The specifics of the Company’s significant agreements are detailed in Note 11—Significant Research and Development Agreements.

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

The Company recognizes revenue for its cost plus fixed fee government contracts in accordance with the authoritative guidance for revenue recognition including the authoritative guidance specific to federal government contractors. Reimbursable costs under the Company’s government contracts primarily include direct labor, materials, subcontracts, accountable property and indirect costs. In addition, the Company receives a fixed fee under its government contracts, which is unconditionally earned as allowable costs are incurred and is not contingent on success factors. Reimbursable costs under the Company’s government contracts, including the fixed fee, are generally recognized as revenue in the period the reimbursable costs are incurred.

The Company assesses milestone payments on an individual basis and recognizes revenue from nonrefundable milestone payments when the earnings process is complete and the payment is reasonably assured. Nonrefundable milestone payments related to arrangements under which the Company has continuing performance obligations are recognized as revenue upon achievement of the associated milestone, provided that (i) the milestone event is substantive and its achievability was not reasonably assured at the inception of the agreement and (ii) the amount of the milestone payment is reasonable in relation to the effort expended or the risk associated with the milestone event. Where separate milestone payments do not meet these criteria, the Company recognizes revenue using a contingency-adjusted performance model over the period of performance. For the years ended December 31, 2014, 2013 and 2012, no revenue in connection with the achievement of milestones has been recognized.

The Company’s reagent protein products are comprised of internally developed reagent protein products and those purchased from original manufacturers for resale. Revenues for reagent product sales are reflected net of attributable sales tax. The Company generally offers a 30 day return policy. The Company recognizes reagent product revenue from product sales when it is realized or realizable and earned. Revenue is realized or realizable and earned when all of the following criteria are met: (1) persuasive evidence of an arrangement exists, (2) delivery has occurred or services have been rendered, (3) the Company’s price to the buyer is fixed or determinable, and (4) collectability is reasonably assured. Revenue from sales transactions where the buyer has the right to return the product is recognized at the time of sale only if (1) the Company’s price to the buyer is substantially fixed or determinable at the date of sale, (2) the buyer has paid the Company, or the buyer is obligated to pay the Company and the obligation is not contingent on resale of the product, (3) the buyer’s obligation to the Company would not be changed in the event of theft or physical destruction or damage of the product, (4) the buyer acquiring the product for resale has economic substance apart from that provided by the Company, (5) the Company does not have significant obligations for future performance to directly bring about resale of the product by the buyer, and (6) the amount of future returns can be reasonably estimated. Reagent product revenue amounted to $1.2 million, $3.3 million and $0.7 million for the years ended December 31, 2014, 2013 and 2012, respectively. As of December 31, 2014, the Company has had minimal product returns related to reagent protein product sales. However, given the nature of the products, the Company has deemed it prudent to reserve $10 thousand, $18 thousand and $16 thousand for warranty and return rights as of December 31, 2014, 2013 and 2012, respectively. The reserve is a component of accounts and unbilled receivables, net in the accompanying consolidated balance sheets.

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

Cost of Revenue

Cost of revenue includes costs incurred in connection with the execution of service contracts, as well as costs to manufacture or purchase, package and ship the Company’s reagent products.

Advertising

The Company expenses the cost of advertising when the advertising takes place. For each of the years ended December 31, 2013 and 2012, advertising expense was $0.3 million. There were no advertising expenditures in 2014.

Preclinical and Clinical Trial Accruals

The Company’s clinical trial accruals are based on estimates of patient enrollment and related costs at clinical investigator sites as well as estimates for the services received and efforts expended pursuant to contracts with multiple research institutions and clinical research organizations that conduct and manage clinical trials on the Company’s behalf.

The Company estimates preclinical and clinical trial expenses based on the services performed, pursuant to contracts with research institutions and clinical research organizations that conduct and manage preclinical studies and clinical trials on its behalf. In accruing service fees, the Company estimates the time period over which services will be performed and the level of patient enrollment and activity expended in each period. If the actual timing of the performance of series or the level of effort varies from the estimate, the Company will adjust the accrual accordingly. Payments made to third parties under these arrangements in advance of the receipt of the related series are recorded as prepaid expenses until the services are rendered.

Research and Development Expenses

Research and development expenses are recognized as incurred and amounted to $4.1 million, $5.5 million and $1.8 million for the years ending December 31, 2014, 2013 and 2012, respectively.

Stock-Based Compensation

Employee stock-based compensation expense is measured at the grant date, based on the estimated fair value of the award, and is recognized as an expense, net of estimated forfeitures, over the requisite service period. Stock-based compensation expense is amortized on a straight-line basis over the requisite service period for the entire award, which is generally the vesting period of the award.

The Company estimates the fair value of stock options and other equity-based compensation using a Black-Scholes option pricing model on the date of grant. The Black-Scholes valuation model requires multiple subjective inputs, which are discussed further in Note 12—Stock-Based Compensation. The fair value of equity instruments expected to vest are recognized and amortized on a straight-line basis over the requisite service period of the award, which is generally four years; however, certain provisions in the Company’s equity compensation plan provides for shorter and longer vesting periods under certain circumstances.

Comprehensive Loss

Comprehensive loss is defined as a change in equity of a business enterprise during a period, resulting from transactions from non-owner sources. There have been no items qualifying as other comprehensive loss and, therefore, for all periods presented, the Company’s comprehensive loss was the same as its reported net loss.

Income Taxes

The Company files U.S. federal income tax returns and California, Massachusetts and Missouri state tax returns. To date, the Company not been audited by the Internal Revenue Service or any state income tax authority; however all tax years from and including 2009 remain open for examination by federal and state tax authorities. The Company utilizes the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement carrying amounts and tax basis of assets and liabilities using enacted tax rates in effect for years in which the temporary differences are expected to reverse. A deferred income tax asset or liability is computed for the expected future impact of differences between the financial reporting and income tax bases of assets and liabilities and for the expected future tax benefit, if any, to be derived from tax credits and loss carryforwards. Deferred income tax expense or benefit would represent the net change during the year in the deferred income tax asset or liability. Deferred tax assets, if any, are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

Net Loss per Share of Common Stock

Basic net loss per common share is calculated by dividing the net loss attributable to common stockholders by the weighted-average number of common shares outstanding during the period, without consideration for potentially dilutive securities. For purposes of the diluted net loss per share calculation, redeemable convertible preferred stock, convertible notes payable, stock options and redeemable convertible preferred stock warrants are considered to be potentially dilutive securities. Because the Company has reported a net loss for the years ended December 31, 2014, 2013 and 2012, diluted net loss per common share is the same as basic net loss per common share for those periods. For years ending December 31, 2013 and 2012, the Company had total accumulated dividends related to preferred stock in the amounts of $6.3 million and $4.6 million, respectively, which increased the net loss on a per share basis. There were no accumulated dividends related to preferred stock at December 31, 2014. Immediately prior to the IPO, the Company issued shares of common stock in connection with the payment of all accrued and unpaid dividends on the preferred stock upon the conversion of the convertible preferred stock to common stock. See Note 9—Common Stock and Preferred Stock.

Recently Issued Accounting Pronouncements

On April 5, 2012, the Jumpstart Our Business Startups Act of 2012, or the JOBS Act, was enacted. Section 107 of the JOBS Act provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933, as amended, or the Securities Act, for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. The Company has elected to avail itself of this extended transition period and, as a result, it will adopt new or revised accounting standards on the relevant dates on which adoption of such standards is required for emerging growth companies.

In July 2013, the FASB issued guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The guidance is effective prospectively for years, and interim periods within those years, beginning after December 15, 2013, with an option for early adoption. The adoption of this guidance did not have a material impact on the consolidated financial statements.

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

Fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, a three-tier fair value hierarchy has been established, which prioritizes the inputs used in measuring fair value as follows:

•	Level 1—Observable inputs such as quoted prices in active markets for identical assets or liabilities. Level 1 assets at December 31, 2014 and December 31, 2013 included the Company’s cash, cash equivalents and investments in certificates of deposit. There were no Level 1 liabilities;

•	Level 2—Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly. The Company had no Level 2 assets or liabilities at December 31, 2014 or December 31, 2013; and

•	Level 3—Unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of assets or liabilities in which there is little or no market data. The Company had no Level 3 assets or liabilities at December 31, 2014 or December 31, 2013.

The fair value measurements of the Company’s cash equivalents and investments, which are measured at fair value on a recurring basis as of December 31, 2014 and 2013, were determined using the inputs described above and are as follows:

		Fair Value Measurements at Reporting Data Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
December 31, 2014
Classified as current assets:
Cash and money market funds	$49,677	$49,677	$—	$—
Certificates of deposit	—	—	—	—

Total	49,677	49,677	—	—
Less cash, cash equivalents and restricted cash	(49,677)	(49,677)	—	—

Total investments	$—	$—	$—	$—

December 31, 2013
Classified as current assets:
Cash and money market funds	$7,983	$7,983	$—	$—
Certificates of deposit	1,250	1,250	—	—

Total	9,233	9,233	—	—
Less cash, cash equivalents and restricted cash	(7,983)	(7,983)	—	—

Total investments	$1,250	$1,250	$—	$—

3. Property and Equipment

Property and equipment consisted of the following:

	December 31,
	2014	2013
	(in thousands)
Furniture and equipment	$157	$32
Computers and IT equipment	190	86
Purchased software	686	674
Lab and research equipment	2,837	2,695
Leasehold improvements	348	336
Other fixed assets	35	35

Total property and equipment, gross	4,253	3,858
Less: accumulated depreciation and amortization	(1,943)	(1,529)

Total property and equipment, net	$2,310	$2,329

Total property and equipment assets under capital lease as of December 31, 2014 and 2013 were $0.2 million and $3 thousand, respectively. Accumulated depreciation related to assets under capital lease as of these dates were $3 thousand and $2 thousand, respectively. For the years ended December 31, 2014, 2013 and 2012, total depreciation and amortization expense was $0.5 million, $0.5 million and $0.4 million, respectively, which is included in selling, general and administrative expenses and research and development in the accompanying consolidated statements of operations as follows:

	Years ended December 31,
	2014	2013	2012
	(in thousands)
Selling, general and administrative	$366	$285	$357
Research and development	99	177	80

Total depreciation and amortization expense	$465	$462	$437

4. Notes Receivable from Related Parties

On January 21, 2010, the Company issued promissory notes (“Notes”) to certain officers and employees totaling $87 thousand in principal related to the payment of personal taxes associated with the restricted shares of common stock issued to these respective employees as discussed in Note 12—Stock-Based Compensation. The principal balance of the Notes were due together with accrued and unpaid interest on the earliest of: (i) January 21, 2015, (ii) upon the occurrence and during the continuance of an event of default under the Notes, (iii) the closing of a corporate event affecting the existing ownership structure, and (iv) the sale of any shares of common stock of the Company held by the maker to a third party. The Notes bore simple interest at 2.45% per annum. In June 2014, the Company’s Board of Directors (“board of directors”) approved the forgiveness of the principal amount and any accrued interest for each of the Notes and to gross up each affected employee’s compensation, in full, for any withholding tax obligations incurred in connection with such forgiveness. The total charge of $157 thousand for the write-off of the Notes, interest receivable, and related tax forgiveness was recorded in June 2014 and has been included in selling, general and administrative expenses in the accompanying consolidated statement of operations. The composition of notes receivable balance as of December 31, 2014 and 2013 was as follows:

	December 31,
	2014	2013
	(in thousands)
Principal balance	$—	$87
Accrued and unpaid interest	—	8

Total notes receivable	$—	$95

5. Intangible Assets

Intangible assets consisted of the following:

	December 31,
	2014	2013
	(in thousands)
Customer relationships	$3,750	$3,750
Developed technology	4,400	4,400
Trade names	910	910

Gross intangible assets	9,060	9,060
Less: Accumulated amortization	(2,697)	(2,167)

Total intangible assets, net	$6,363	$6,893

Amortization expense was $0.5 million for each of the years ended December 31, 2014, 2013 and 2012. Amortization expense is included within selling, general and administrative expense in the accompanying consolidated statements of operations. As of December 31, 2014, estimated amortization expense for the next five years amounts to approximately $0.5 million per year.

6. Accrued Liabilities

Accrued liabilities consisted of the following:

	December 31,
	2014	2013
	(in thousands)
Accrued vacation	$379	$321
Deferred rent	247	238
Accrued bonuses	913	735
Other accrued employee-related liabilities	125	36
Accrued professional fees	221	191
Accrued supplier liability	198	747
Accrued subcontractor costs	292	526
Other accrued liabilities	258	159

Total accrued liabilities	$2,633	$2,953

7. Lines of Credit Obligation

The Company entered into two Revolving Line of Credit (“LOC”) agreements with Wells Fargo. The first LOC was entered into in May 2012 (“2012 LOC”) and the second in June 2013 (“2013 LOC”). The maximum capacity for the 2012 LOC and 2013 LOC is $1.5 million and $2.4 million, respectively, for a total capacity of $3.9 million. Both LOCs are collateralized by money market accounts held at Wells Fargo. The documents governing the credit facilities contain both financial and other covenants. The Company was not in compliance with covenants pertaining to (i) the delivery of its 2012 audit report, which was delivered before May 15, 2014 along with the Company’s 2013 audit report; (ii) the pre-approval for certain capital expenditures; and (iii) the pre-approval required for entering into a lease for a commercial copier/printer. On April 2, 2014, the Company obtained from Wells Fargo a waiver for the covenants and confirmation that the Company may repurchase common stock up to a maximum of $0.5 million. On June 24, 2014, the Company entered into an amendment to the credit facilities which allows the Company to (i) make additional investments in fixed assets in any fiscal year; (ii) incur operating lease expenses in any fiscal year up to $0.6 million; and (iii) declare or pay any dividend or distribution either in cash, stock or any other property, or redeem, retire, repurchase or otherwise acquire any shares of any class of stock in connection with the Company’s IPO. In January 2015, the Company entered into an amendment which increased the annual limit on operating lease expenses from $0.6 million to $0.9 million.

As of December 31, 2014, the amount drawn down on the lines of credit was $1.4 million and $2.4 million for the 2012 LOC and the 2013 LOC, respectively, for a total outstanding amount of $3.8 million. Both lines of credit are due and payable in April 2015. As of December 31, 2014, the 2012 LOC was bearing a fixed interest rate of 2.00% above LIBOR, or 2.25%. As of December 31, 2014, the 2013 LOC was bearing fixed interest rates ranging from 2.25% to 2.375%. The Company recognized $85 thousand, $43 thousand and $14 thousand of interest expense related to the LOCs for the years ended December 31, 2014, 2013 and 2012, respectively.

8. Commitments and Contingencies

Lease Agreements

In June 2010, the Company entered into a lease agreement (“Lease”) with a landlord for an initial term of 10 years, for its corporate headquarters comprised of one building located in San Diego, California. Occupation of the premises under the Lease began in April 2011. Under the terms of the Lease, the Company pays annual base rent, subject to an annual fixed percentage increase, plus its share of common operating expenses. The annual base rent was subject to abatement of 50% for the first year of the lease. The Company recognizes rent expense on a straight-line basis over the lease term.

In September 2014, the Company amended its operating lease agreement to extend the term of the lease for an additional three years through March 31, 2024 and to lease additional facilities consisting of 7,315 square feet, resulting in a total increase in the estimated rent payments over the life of the lease by approximately $2.9 million. Base rent payments for the new space commenced in December 2014 and will increase total estimated rent payments over the life of the lease by approximately $1.5 million. The extended term on the existing space will increase total estimated rent payments by approximately $1.4 million. In addition to the base rent, the company is obligated to pay certain customary amounts for its share of operating expenses and tax obligations.

Rent expense was $0.4 million for each of the years ended December 31, 2014, 2013 and 2012, which is included in selling, general and administrative and research and development expenses in the accompanying consolidated statements of operations as follows:

	Years Ended December 31,
	2014	2013	2012
	(in thousands)
Selling, general and administrative	$279	$184	$278
Research and development	99	175	81

Total rent expense	$378	$359	$359

In addition to the facilities lease, the Company has entered into operating and capital lease agreements for office and lab equipment that expire at various dates through December 2019.

As of December 31, 2014, the total estimated future annual minimum lease payment obligations under the Company’s noncancelable leasing arrangements, including the facilities lease described above, are as follows:

	Payment Amounts
	Operating Leases	Capital Leases	Total
	(in thousands)
2015	$586	$49	$635
2016	608	49	657
2017	624	48	672
2018	558	—	558
2019	574	—	574
Thereafter	2,628	—	2,628

Total future minimum lease payments	$5,578	$146	$5,724

Indemnification

In the normal course of business, the Company enters into contracts and agreements that contain a variety of representations and warranties and provide for indemnification. The Company’s exposure under these agreements is unknown because it involves claims that may be made against the Company in the future, but have not yet been made. As of December 31, 2014, the Company has not paid any claims or been required to defend any action related to its indemnification obligations. However, the Company may record charges in the future as a result of these indemnification obligations.

In accordance with the Company’s amended and restated Certificate of Incorporation and amended and restated bylaws, the Company has indemnification obligations to its officers and directors for certain events or occurrences, subject to certain limits, while they are serving at the Company’s request in such capacity. In addition, the Company has also entered into indemnification agreements with its directors, executive officers and certain other officers that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors, officers or employees. No demands have been made upon the Company to provide indemnification and there are no claims that the Company is aware of that could have a material effect on the Company’s consolidated financial statements. There have been no claims to date and the Company has a director and officer insurance policy that may enable it to recover a portion of any amounts paid for future claims.

Development and Service Contracts

In connection with certain long-term contractual obligations, the Company is obligated to make payments of up to $2.6 million over the next twelve months.

Contingencies

From time to time, the Company may be involved in legal proceedings, claims, and litigation in the ordinary course of business. At December 31, 2014 and 2013 there were no pending legal proceedings.

9. Common Stock and Preferred Stock

Prior to the completion of its IPO in July 2014, the Company was authorized to issue common stock and Series A-1 and Series A-2 redeemable convertible preferred stock. Immediately prior to the completion of the Company’s IPO, all of the outstanding shares of convertible preferred stock automatically converted into 8,634,857 shares of common stock. The Company issued 1,217,784 shares of common stock in connection with the payment of all accrued and unpaid dividends on the preferred stock upon the conversion of the convertible preferred stock to common stock immediately prior to the completion of the IPO. Members of the Company’s management team also forfeited an aggregate of 100,000 shares of common stock in connection with the completion of the IPO.

Common Stock

Each share of common stock is entitled to one vote. The holders of common stock are also entitled to receive dividends whenever funds are legally available and when declared by the board of directors, subject to the prior rights of holders of other classes of stock outstanding.

Preferred Stock

Pursuant to the amended and restated certificate of incorporation filed by the Company immediately prior to the completion of its IPO, the board of directors is authorized to issue up to 10,000,000 shares of preferred stock in one or more series and to fix the rights, preferences, privileges and restrictions thereof. These rights, preferences and privileges could include dividend rights, conversion rights, voting rights, redemption rights, liquidation preferences, and the number of shares constituting any series or the designation of such series, any or all of which may be greater than the rights of common stock. The issuance of preferred stock could adversely affect the voting power of holders of common stock and the likelihood that such holders will receive dividend payments and payments upon liquidation. In addition, the issuance of preferred stock could have the effect of delaying, deferring or preventing change in the Company’s control or other corporate action.

Series A-1 and A-2 Redeemable Convertible Preferred Stock

The Series A-1 and A-2 preferred stock had a contingent redemption feature allowing redemption by the holders at any time after December 31, 2014 upon the affirmative vote of sixty-six and two thirds (66 2⁄3%) of the holders. As the event that would trigger the redemption of the redeemable convertible preferred stock was not solely within the Company’s control, the redeemable convertible preferred stock had been classified as mezzanine equity (outside of permanent equity) on the Company’s consolidated balance sheets. The shares were to be redeemed by paying cash in an amount per share equal to the greater of (i) the Series A original issue price and any Series A dividends accrued but unpaid and (ii) the then-current fair market value of such shares.

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

As of December 31, 2013, no dividends had been declared or paid. Based on the IPO price of $6.00 per share and the offering closing on July 29, 2014, we issued 1.217,784 shares of common stock to holders of our outstanding preferred stock prior to the offering in satisfaction of these accrued dividends through July 28, 2014. Cumulative dividends as of July 28, 2014 and December 31, 2013 were as follows:

	Cumulative as of July 28, 2014		Cumulative as of December 31, 2013
	Dividends	Dividends per Share	Dividends	Dividends per Share
	(in thousands except dividends per share)
Series A-2	$4,457	$1.25	$3,815	$1.07
Series A-1	2,850	$0.57	2,470	$0.50

	$7,307		$6,285

In connection with the IPO, the Company issued 1,217,784 shares of common stock as payment of all accrued and unpaid dividends on the preferred stock through July 28, 2014.

10. Commitment to Repurchase Stock

On December 1, 2009, the Company entered into a common stock subscription agreement with three investors (“Investors”) pursuant to which the Company agreed to repurchase a maximum of 423,185 shares of common stock at a price per share of $0.31. Pursuant to the amended and restated subscription agreement, dated May 2, 2014, the Company repurchased all 423,185 shares of common stock at $0.31 price per share immediately prior to the completion of the Company’s IPO in July 2014. The total cost of the repurchase was $131 thousand.

11. Significant Research and Development Agreements

The Company has two types of research and development agreements (i) those where it receives funding to advance its own products (“Funding Agreements”) and (ii) those where it assists customers in developing their products (“Collaboration Agreements”).

Funding Agreements

Stelis Biopharma Private Limited, a subsidiary of Strides Arcolab Limited

In December 2012, the Company and Stelis Biopharma Private Limited (“Stelis”), entered into a Joint Development & License Agreement (“JDLA”) the purpose of which is to collaborate to develop certain therapeutic biosimilars through the completion of the first Phase 1 clinical trial. Under the terms of the agreement, Stelis is responsible for paying the costs associated with the Phase 1 trials and the manufacturing of the drug product for the trials. Stelis is obligated to reimburse the Company for any and all payments made to third party service providers for Phase 1 trials. As of December 31, 2012 the total of all reimbursable costs was $0.2 million. These reimbursable costs were paid in full to Pfenex in 2013. In February 2015, the Company notified Stelis that it was removing PF530 Interferon beta 1B, PF726 PEGylated interferon beta 1B and PF529 PEGylated filgrastim from the JDLA. In March 2013, the Company and Stelis entered into a joint venture agreement (“JVA”). The JVA was established to provide a vehicle for the advancement of biosimilars successful in Phase 1 trials under the JDLA. Under the terms of the JVA, both parties share equally in all decisions, and share revenue and costs 51% to Stelis and 49% to the Company. As of December 31, 2014, there was no investment in the joint venture by the Company, and there has been no activity in the joint venture (“JV”) to date. Once a biosimilar product successfully completes a Phase 1 trial and Stelis and the Company agree to contribute the biosimilar to the JV, the JV will incur activity.

The U.S. Department of Health and Human Services

In July 2010, the Company entered into a contract with the Biomedical Advanced Research and Development Authority (“BARDA”) within the Office of the Assistant Secretary for Preparedness and Response in the U.S. Department of Health and Human Services to develop a production strain and process for the production of bulk recombinant protective antigen (“rPA”) from anthrax. The arrangement is a cost plus fixed fee contract comprised of a base program and five (5) follow on options at BARDA’s election. At the inception of the contract, both BARDA and the Company entered into the arrangement with the expectation that BARDA would fund all costs of development and no costs in excess of the arrangement would be incurred by the Company. In December 2014, the Company filed the IND for Px563L, BARDA extended the contract and provided additional funding, increasing the total contract to $25.2 million.

Revenue is recognized in accordance with the authoritative guidance for revenue recognition including the authoritative guidance specific to federal government contractors. Reimbursable costs under this government contract primarily include direct labor, materials, subcontracts, accountable property and indirect costs. In addition, the Company receives a fixed fee under the BARDA contract, which is unconditionally earned as allowable costs are incurred and is not contingent on success factors. Reimbursable costs under this BARDA contract, including the fixed fee, are generally recognized as revenue in the period the reimbursable costs are incurred and become billable. The Company recorded revenues of $6.6 million, $4.2 million and $3.7 million for services performed in the years ended December 31, 2014, 2013 and 2012, respectively. Reimbursable costs related to fulfilling on this contract amounted to $5.0 million, $2.3 million and $2.5 million for the years ended December 31, 2014, 2013 and 2012, respectively, and are reflected in cost of revenue in the accompanying consolidated statements of operations. The billing of any overage in indirect cost rates over the approved provisional rates in the contract is not allowed. Any such overage is expensed as incurred. When and if final rates with Defense Contract Audit Agency are approved, the Company will recognize any change in revenue resulting from the rate change in the period such revised rates are approved and as such this would be considered a change in estimate. This agreement is subject to early termination and stop-work order in conformance with Federal

Acquisition Regulations 52.249-6 and 52.242-15 whereupon BARDA may immediately terminate the agreement early for convenience, or request the Company to stop all or any part of the work for a period of at least 90 days. If BARDA is not adequately funded, there is a potential that some or all of the follow on options could be delayed or never elected.

The National Institute of Allergy and Infectious Diseases

In September 2012, the Company entered into a contract with the National Institute of Allergy and Infectious Diseases (“NIAID”) to provide services to advance vaccine components and technologies that accelerate the immune response for use in post-event settings following the intentional release of the NIAID Category A Priority Pathogen Bacillus anthracis or in response to naturally occurring outbreaks of infectious diseases caused by NIAID Category A Priority Pathogen B. anthracis. The arrangement is a cost plus fixed fee contract comprised of a base program and thirteen (13) follow on options at NIAID’s election. At the inception of the contract, both NIAID and the Company entered into the arrangement with the expectation that NIAID would fund all costs of development and no costs in excess of the arrangement would be incurred by the Company. The total amount of the contract including options is $22.9 million, with $2.2 million eligible for payment during the base program of approximately 14 months. The fixed fee is paid as specific activities are completed. In December 2014, NIAID exercised the first option period, increasing the funding to $3.0 million. The contract has been extended through the end of 2015.

Revenue is recognized in accordance with the authoritative guidance for revenue recognition including the authoritative guidance specific to federal government contractors. Reimbursable costs under this government contract primarily include direct labor, subcontracts and indirect costs. In addition, the Company receives a fixed fee under the NIAID contract, which is unconditionally earned as allowable costs are incurred and is not contingent on success factors. Reimbursable costs under this NIAID contract, including the fixed fee, are generally recognized as revenue in the period the reimbursable costs are incurred and become billable. The Company recorded revenues of $1.0 million, $0.8 million and $0.1 million for services performed in the years ended December 31, 2014, 2013 and 2012, respectively. Reimbursable costs related to fulfilling this contract amounted to $0.5 million, $0.3 million and $3 thousand for the years ended December 31, 2014, 2013 and 2012, respectively, and are reflected in cost of revenues in the accompanying consolidated statements of operations. The billing of any overage in indirect cost rates over the approved provisional rates in the contract is not allowed. Such overage is expensed as incurred. When and if final rates with Defense Contract Audit Agency are approved, the Company will recognize any change in revenue resulting from the rate change in the period such revised rates are approved and as such this would be considered a change in estimate. This agreement is subject to early termination and stop-work order in conformance with Federal Acquisition Regulations 52.249-6 and 52.242-15 wherein NIAID may immediately terminate the agreement early for convenience, or request the Company to stop all or any part of the work for a period of at least 90 days. If NIAID is not adequately funded, there is a potential that some or all of the follow on options could be delayed or never elected.

Leidos

In 2009, the Company entered into a subcontract agreement with Leidos to evaluate the Malaria antigen using Pfenex Expression Technology™ and to provide production and support services in manufacturing the Malaria vaccine. The original contract was amended to increase scope of services resulting in a value of $8.4 million. The arrangement is a fixed fee contract for services to be performed over a five year contract term.

Revenue is recognized as services are performed. The Company recognized $0.2 million, $2.1 million and $2.2 million in revenue for services performed in each of the years ended December 31, 2014, 2013 and 2012, respectively, as recorded in the accompanying consolidated statements of operations. The Company also recorded deferred revenues of $0.2 million as of December 31, 2013. No deferred revenues were recorded as of December 31, 2014. The scope of the agreement was completed in September of 2014 and the Company is no longer providing services under this agreement.

Crucell

In July 2012, the Company entered into a supply agreement with Crucell to supply Circumsporozoite Protein (“CSP”). The total order was valued at $1.8 million. The Company shipped the product to Crucell in 2013 at which time the revenue and related expenses were recognized.

Collaboration Agreements

Boehringer Ingelheim International GmbH

Effective December 2010, the Company entered into a three (3) year transaction agreement with Boehringer Ingelheim International GmbH (“BII”) to provide BII with access to the Company’s proprietary technology to express BII and BII’s clients’ proteins. During the collaboration, BII had the option to obtain a commercial license for up to four (4) designated proteins. All collaborations and licenses under the agreement are nonexclusive. Under the terms of the agreement, BII paid the Company an annual technology fee of $0.2 million and guaranteed a minimum fee of $0.6 million. Additionally, for providing protein expression services, BII will pay the Company approximately $0.4 million per protein expression program with a guaranteed minimum of $1.05 million (“Service Guarantee”) during the term of the agreement. The Service Guarantee is reduced by approximately $0.4 million each time the Company refuses to enter into a service agreement for one of BII or BII’s clients’ requests to provide protein expression services for a specific express protein.

The Company evaluated each of the deliverables included within the BII agreement and concluded the underlying deliverables met the criteria to be considered separate units of accounting; therefore, the annual technology maintenance fee is recognized in equal monthly installments over the related twelve annual month period, and revenue associated with the feasibility service fees is recognized as the services are performed.

The Company recorded license revenue associated with the BII annual technology maintenance fee of approximately $0.2 million for each of the years ending December 31, 2013 and 2012. As a result of the expiration of the transaction agreement, no license revenue was recorded for the BII technology maintenance fee in 2014. In fiscal year 2014 and 2013, the Company recognized feasibility revenue of $1.0 million and $5 thousand for services performed. No feasibility services were provided to BII during fiscal year 2012; therefore, no related revenue was recognized. As of December 31, 2013, the Company recorded deferred revenue of $1.0 million for Service Guarantee services to be performed. No deferred revenues were recorded as of December 31, 2014. All performance obligations pursuant to the contract were completed during 2014.

MedImmune, LLC

Effective May 2011, the Company entered into a research collaboration and license agreement with MedImmune, LLC (“MedImmune”) to collaborate with MedImmune on the development of manufacturing strains for MedImmune’s proprietary protein strains. Pursuant to the collaboration, MedImmune has the option to obtain a commercial license for its designated proteins. All collaborations and licenses under the agreement are nonexclusive. Under the terms of the agreement, MedImmune agreed to pay the Company $3.0 million in technology access fees and $2.4 million in research service fees, subject to adjustment each year for additional research services requested by MedImmune. If MedImmune elects to pursue a commercial license for any of the developed manufacturing strains, commercial license fees, annual maintenance fees, milestone payments and royalties will be due to the Company. MedImmune was entitled to terminate the research term of the agreement upon 90 days prior written notice. Early termination required certain minimum payment amounts, depending on the date of the early termination. In February 2013, MedImmune notified the Company that they were terminating the contract early due to a lack of microbial based portfolio projects that could use the Pfēnex Expression Technology®. Due to the termination, the Company revised the estimate of total technology access fees that it would earn to $1.75 million.

The Company evaluated each of the deliverables included within the MedImmune agreement and concluded the technology access fees did not meet the criteria to be considered a separate unit of accounting. Therefore, the Company recognized revenue associated with the technology access fee as the research services were performed.

Technology access fees and service revenue recognized during the years ended December 31, 2013 and 2012 totaled $1.2 million and $2.8 million, respectively. No revenue was recognized in 2014. All performance obligations pursuant to the contract were completed during 2013.

12. Stock-Based Compensation

Stock Option Plan

The Company’s board of directors adopted, and the Company’s stockholders approved, the Company’s 2009 Equity Incentive Plan (“2009 Plan”) in 2009. The 2009 Plan terminated in connection with the Company’s IPO in 2014 and, accordingly, no awards will be granted under the 2009 Plan following the IPO. However, the 2009 Plan will continue to govern outstanding awards granted thereunder. An aggregate of 1.1 million shares of common stock was reserved for issuance under the 2009 Plan. The 2009 Plan provided for the grant of incentive stock options and for the grant of nonstatutory stock options, restricted stock, restricted stock units, and stock appreciation rights to the Company’s employees, directors and consultants. As of December 31, 2014, awards covering 0.9 million shares of common stock were outstanding under the 2009 Plan.

In July 2014, the board of directors adopted a 2014 Equity Incentive Plan (“2014 Plan”) and the Company’s stockholders approved it. The 2014 Plan provides for the grant of incentive stock options, within the meaning of Section 422 of the Internal Revenue Code, to employees and any parent and subsidiary corporations’ employees, and for the grant of nonstatutory stock options, restricted stock, restricted stock units, stock appreciation rights, performance units and performance shares to employees, directors and consultants and parent and subsidiary corporations’ employees and consultants. A total of 1,356,219 shares of common stock have been reserved for issuance pursuant to the 2014 Plan. In addition, the shares reserved for issuance under the 2014 Plan include shares returned to the 2009 Plan as the result of expiration or termination of awards (provided that the maximum number of shares that may be added to the 2014 Plan pursuant to such previously granted awards under the 2009 Plan is 961,755 shares). The number of shares available for issuance under the 2014 Plan also includes an annual increase on the first day of each fiscal year beginning in 2015 and ending with and including the 2018 fiscal year, equal to the least of: (i) 1,356,219 shares; (ii) 2.5% of the outstanding shares of common stock as of the last day of the immediately preceding fiscal year; or (iii) such other amount as the board of directors may determine.

Stock options granted to date under the 2009 Plan and the 2014 Plan have a term of ten years from the date of grant, and generally vest over a four-year period. However, in the event that an incentive stock option (“ISO”) granted to a participant who, at the time the ISO is granted, owns stock representing more than ten percent (10%) of the total combined voting power of all classes of stock of the Company, the term of the ISO shall be five (5) years from the grant date or such shorter term as may be provided in the award agreement. In July 2014, the board of directors adopted the 2014 Employee Stock Purchase Plan (“ESPP”) and the stockholders approved it. A total of 355,618 shares of common stock have been reserved for sale under the ESPP. In addition, the ESPP provides for annual increases in the number of shares available for sale under the ESPP on the first day of each fiscal year beginning in 2015, equal to the least of: (i) 355,618 shares; (ii) 1.5% of the outstanding shares of the common stock on the last day of the immediately preceding fiscal year; or (iii) such other amount as may be determined by the administrator. No shares have been purchased under the ESPP as of December 31, 2014.

Stock Options

Total stock-based compensation expense associated with stock options granted was $0.4 million, $52 thousand and $28 thousand for the years ending December 31, 2014, 2013 and 2012, respectively.

The exercise price of all options granted during the years ended December 31, 2014, 2013 and 2012 was equal to the estimated fair value of the underlying common stock on the date of grant. The fair value of each stock option granted is estimated on the grant date under the fair value method using the Black-Scholes model.

The estimated fair values of the stock option, including the effect of estimated forfeitures, are then expensed over the requisite service period which is generally the vesting period. The following assumptions were used to estimate the fair value of stock options:

	Years Ended December 31,
	2014	2013	2012
Risk-free interest rate	1.7 – 2.0%	1.2%	1.0%
Expected volatility	48.7 – 55.0%	54.4%	47.1%
Expected dividend yield	0.0%	0.0%	0.0%
Expected life of options in years	5.3-6.1	6.1	6.0

The fair value of equity instruments that are ultimately expected to vest, net of estimated forfeitures, are recognized and amortized on a straight-line basis over the requisite service period. The Black-Scholes option-pricing model requires multiple subjective inputs, including a measure of expected future volatility. Prior to the Company’s IPO, the Company’s stock did not have a readily available market. Consequently, the expected future volatility was based on the historical volatility for comparable publically traded companies over the most recent period commensurate with the estimated expected term of the Company’s stock options. Following the completion of the Company’s IPO in July 2014, the fair value of options granted is based on the closing price of the Company’s common stock on the date of grant as quoted on the NYSE MKT.

The risk-free interest rate assumption is based upon observed interest rates during the period appropriate for the expected term of the options. The expected term of options granted represents the period of time the options are expected to be outstanding. With the exception of 1,217,784 shares of common stock issued in connection with the payment of all accrued and unpaid dividends on the preferred stock immediately prior to the completion of the Company’s IPO, the Company had never declared or paid dividends and has no plans to do so in the foreseeable future. Accordingly, the dividend yield assumption is based on the expectation that the Company will not pay dividends on its common stock in the future. Authoritative guidance requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The weighted-average grant date fair value of options granted during the year ended December 31, 2014, 2013 and 2012 was $4.60, $1.04 and $0.67, respectively. Total fair value of shares vested during the years ended December 31, 2014, 2013 and 2012 was $137 thousand, $57 thousand and $28 thousand, respectively.

Stock option transactions under the Plan during the years ended December 31, 2014, 2013 and 2012 are as follows:

	Number of Options (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2012	705	$0.33
Granted	139	1.49
Exercised	(17)	0.31
Cancelled (forfeited)	(17)	0.31

Outstanding at December 31, 2012	810	0.53
Granted	36	1.50
Exercised	(62)	0.39
Cancelled (forfeited)	(26)	0.89

Outstanding at December 31, 2013	758	0.57
Granted	611	8.89
Exercised	(105)	0.53
Cancelled (forfeited)	(32)	1.49

Outstanding at December 31, 2014	1,232	$4.68	7.63	$4,301

Vested and expected to vest at December 31, 2014	1,139	$4.39	7.48	$4,225
Vested and exercisable at December 31, 2014	588	$0.78	5.55	$3,840

The Company received $55 thousand, $24 thousand and $5 thousand for the years ended December 31, 2014, 2013 and 2012, respectively, for options exercised. Options outstanding at December 31, 2014 have a weighted average remaining contractual term of 7.6 years.

As of December 31, 2014, there was approximately $2.1 million of unrecognized compensation cost related to unvested stock option awards, and the weighted average period over which this cost is expected to be recognized is 3.4 years.

The total aggregate intrinsic value, which is the amount, if any, by which the exercise price was exceeded by the estimated fair value of the Company’s common stock, of options exercised, was $0.8 million, $89 thousand and $21 thousand for the years ended December 31, 2014, 2013 and 2012, respectively.

In June 2014, the Company granted a total of 259,224 common stock options to purchase shares of the Company’s stock at an exercise price of $11.59 per share pursuant to the Plan. All of these options vest over four years.

Restricted Stock Awards

In January 2010, the Company granted 1,034,850 shares of restricted stock to certain officers and employees with an estimated value of $0.31 per share, or $0.3 million. No restricted stock was granted during 2014, 2013 or 2012. Compensation expense is recognized for grants of restricted stock awards using the estimated value of the Company’s stock on the date of grant. Stock compensation is recognized on a straight line basis over the vesting period, which is generally four years. The stock-based compensation expense related to these restricted stock awards amounted to $74 thousand and $80 thousand for the years ended December 31, 2013 and 2012, respectively. As all 1,034,850 shares were fully vested by December 31, 2013, there was no related compensation expense for the year ended December 31, 2014.

13. Retirement Plan

The Company has a 401K Savings Plan (“401K”). The 401K is for the benefit of all qualifying employees and permits voluntary contributions by employees up to a maximum percentage allowable by current IRS regulations. The Company does not provide matching of employee contributions.

14. Income Taxes

The components of the income tax benefit are as follows:

	Years Ended December 31,
	2014	2013	2012
	(in thousands)
Income tax benefit
Current	$1,047	$1,469	$3,695
Deferred	(1,047)	1,202	(1,654)

Total benefit	$—	$2,671	$2,041

During the year ended December 31, 2014, no tax benefit or expense was recorded by the Company. During the years ended December 31, 2013 and 2012, the Company recorded an income tax benefit of $2.7 million and $2.0 million, respectively, which is principally attributable to U.S. federal and state income taxes. The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had no accrual for interest or penalties on the Company’s consolidated balance sheets at December 31, 2014 and 2013. The Company is subject to taxation in the United States and various state jurisdictions. The Company’s tax years for 2009 and forward are subject to examination by the United States and various state tax authorities. As of December 31, 2014, the Company had federal and state research and development credits carryforwards of approximately $467,000 and $328,000, respectively, to offset potential tax liabilities. The Company had federal and state net operating loss carryforwards of approximately $14.2 million and $15.8 million, respectively, as of December 31, 2014. The federal losses can be carried forward until 2032 and state losses until 2029 unless utilized.

Pursuant to Internal Revenue Code (IRC) Sections 382 and 383, annual use of the Company’s net operating loss and research and development credit carryforwards may be limited in the event a cumulative change in ownership of more than 50% occurs within a three-year period. The Company has not completed an IRC Section 382/383 analysis regarding the limitation of net operating loss and research and development credit carryforwards.

Significant components of the Company’s deferred tax assets as of December 31, 2014 and 2013 are shown below. A valuation allowance of $4.4 million and $0.4 million as of December 31, 2014 and 2013, respectively, has been established to offset deferred tax assets, as realization of such assets is uncertain.

	December 31,
	2014	2013
	(in thousands)
Deferred tax assets
Net operating losses	$5,731	$2,434
Deferred revenue	80	180
Other	1,837	1,241

Total deferred tax assets	7,648	3,855

Deferred tax liabilities
Depreciation and amortization	(731)	(772)
Intangible assets	(2,550)	(2,709)

Total deferred tax liabilities	(3,281)	(3,481)

Valuation allowance	(4,367)	(374)

Net deferred tax liability	$—	$—

The provision for income taxes differs from the U.S. federal statutory tax rate primarily due to state and local income taxes, valuation allowance established, and research and development credits.

A reconciliation of the Company’s effective tax rate and federal statutory tax rate at December 31, 2014, 2013 and 2012 is as follows:

	December 31,
	2014		2013		2012
	(in thousands)
Federal income taxes	$(3,330)	34.00%	$2,278	34.00%	$1,579	34.00%
State income taxes	(567)	5.78%	390	5.81%	270	5.81%
Permanent items	126	(1.29)%	(29)	(0.43)%	(24)	(0.52)%
Valuation Allowance	3,994	(40.75)%	(374)	(5.58)%	—	—%
Other	(223)	2.26%	406	6.06%	216	4.66%

Total income tax benefit	$—	0.00%	$2,671	39.86%	$2,041	43.95%

In accordance with authoritative guidance, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. The Company did not have any uncertain income tax positions as of December 31, 2014.

It is the Company’s practice to recognize interest and/or penalties related to income tax matters in income tax expense. Because the Company has no uncertain tax positions, it did not have any accrued interest or penalties included in its consolidated balance sheets at December 31, 2014 or 2013, and did not recognize any interest and/or penalties in its consolidated statements of operations and comprehensive income or loss during the years ended December 31, 2014, 2013 or 2012.

The Company is subject to income tax in the United States and various states. The Company currently has no years under examination by any jurisdiction; however, the Company is subject to income tax examination by federal and various state tax authorities for the years beginning in 2009 due to federal and state statutes.

15. Net Loss Per Share of Common Stock

The following table summarizes the computation of basic and diluted net loss per share attributable to common stockholders of the Company:

	December 31,
	2014	2013	2012
	(in thousands, except per share data)
Net loss	$(9,794)	$(4,062)	$(2,593)
Effective preferred stock dividend	—	(1,695)	(1,589)

Net loss plus preferred stock dividend—basic and diluted	$(9,794)	$(5,757)	$(4,182)

Weighted average shares used to compute basic and diluted net loss per share	9,441	1,531	1,474

Basic and diluted net loss per common share	$(1.04)	$(3.76)	$(2.84)

Basic net loss attributable to common stockholders per share is computed by dividing the net loss attributable to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted net loss attributable to common stockholders per share is computed by dividing the net loss attributable to common stockholders by the weighted-average number of common shares and dilutive common stock equivalents outstanding for the period, determined using the treasury-stock method and the as-if converted method, for convertible securities, if inclusion of these is dilutive. Because the Company has reported a net loss for the years ended December 31, 2014, 2013 and 2012, diluted net loss per common share is the same as basic net loss per common share for those periods.

The following potentially dilutive securities outstanding at the end of the periods presented have been excluded from the computation of diluted shares outstanding:

	December 31,
	2014	2013
Redeemable convertible preferred stock	—	8,634,847
Options to purchase common stock	1,231,886	757,805

16. Subsequent Events

In February, 2015, the Company announced that it entered into an agreement with Hospira, Inc. (“Hospira”) to develop and commercialize PF582. Under the terms of the collaboration, the Company will receive a non-refundable upfront payment of $51 million once the collaboration receives antitrust approval, and, over the next five years and beyond, will be eligible to receive a combination of development and sales-based milestone payments up to an additional $291 million, and double-digit escalation royalties on net sales of the product. Hospira and the Company will share the Phase 3 equivalence clinical trial costs, and Hospira will be responsible for manufacturing and commercializing the product worldwide.

17. Quarterly Financial Data (unaudited)

The following is a summary of the quarterly results of the Company for the years ended December 31, 2014 and 2013 (unaudited):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year Ended December 31
	(in thousands, except for per share data)
2014
Revenues	$2,558	$3,266	$2,801	$2,019	$10,644
Cost of revenues	1,908	2,544	1,579	1,202	7,233

Gross profit	650	722	1,222	817	3,411
Operating expenses	2,173	2,884	3,698	4,373	13,128
Interest expense, net	18	21	19	19	77
Income tax expense (benefit)	1	—	—	(1)	—

Net loss	(1,542)	(2,183)	(2,495)	(3,574)	(9,794)

Effective preferred stock dividends(1)	(435)	(447)	—	—

Net loss attributable to common stockholders	(1,977)	(2,630)	(2,495)	(3,574)	(9,794)

Net loss per share:
Basic and Diluted	$(1.28)	$(1.67)	$(0.16)	$(0.18)	$(1.04)
Shares used in the calculation of net loss per share:
Basic and Diluted	1,548	1,571	15,319	20,388	9,441
2013
Revenues	$3,385	$2,309	$1,989	$4,231	$11,914
Cost of revenues	2,029	1,306	1,153	1,935	6,423

Gross profit	1,356	1,003	836	2,296	5,491
Operating expenses	2,563	2,948	3,635	3,042	12,188
Interest expense, net	1	9	7	19	36
Income tax benefit	(482)	(777)	(1,116)	(296)	(2,671)

Net loss	(726)	(1,177)	(1,690)	(469)	(4,062)

Effective preferred stock dividends(1)	(408)	(419)	(430)	(438)	(1,695)

Net loss attributable to common stockholders	(1,134)	(1,596)	(2,120)	(907)	(5,757)

Net loss per share:
Basic and Diluted	$0.76	$(1.04)	$(2.08)	$(0.59)	$(3.76)
Shares used in the calculation of net loss per share:
Basic and Diluted	1,497	1,542	1,019	1,542	1,531

(1)	The holders of our convertible preferred stock were entitled to cumulative dividends prior and in preference to our common stock. Because the holders of our convertible preferred stock were entitled to participate in dividends, net loss attributable to common stockholders was equal to net loss adjusted for convertible preferred stock dividends for the period. Immediately upon the closing of our IPO, all outstanding shares of our redeemable convertible preferred stock, or our convertible preferred stock, were automatically converted into an aggregate of 8,634,847 shares of common stock and these holders were issued 1,217,784 shares of common stock for the payment of all accrued and unpaid dividends through July 28, 2014 in connection with such conversion based on the initial public offering price of $6.00 per share and the offering closing on July 29, 2014. See Note 15 to our financial statements for a description of the method used to compute basic and diluted net loss per share attributable to common stockholders and for a description of convertible preferred stock, respectively. Please refer to Note 9 of our consolidated financial statements for an explanation of the cumulative preferred stock dividends.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2014, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Annual Report on Internal Control Over Financial Reporting and Attestation Report of the Registered Public Accounting Firm

This Annual Report on Form 10-K does not include management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies. Further, our independent public accounting firm will not be required to formally attest to the effectiveness of our internal control over financial reporting as long as we are an “emerging growth company” pursuant to the provisions of the JOBS Act.

Implemented Remediation of Previously Reported Material Weaknesses

As we disclosed in our Registration Statement on Form S-1 in connection with our initial public offering and in our quarterly reports on Form 10-Q for the periods ending June 30, 2014 and September 30, 2014, we previously identified certain material weaknesses in our internal control over financial reporting resulting from:

•	a lack of sufficient staff to deal with the various rules and regulations with respect to financial reporting, review and oversight responsibilities, segregation of duties and effective and timely financial close process; and

•	a lack of formalized and documented policies and procedures.

As we disclosed in our Registration Statement on Form S-1 and as discussed subsequently in our quarterly reports on Form 10-Q, we commenced measures to remediate the identified material weaknesses during the second quarter of 2014 including:

•	hiring outside consultants with technical skills to assist in the documentation and implementation of internal controls and flows procedures;

•	hiring qualified personnel, including a chief financial officer during the second quarter of 2014;

•	hiring additional qualified finance staff for certain key positions in the third and fourth quarters of 2014 in order to enhance oversight, review and control over financial reporting; and

•	establishing formalized and documented policies and procedures in the fourth quarter of 2014.

As of December 31, 2014, we believe that these corrective actions, taken as a whole, have assisted in remediating the previous material weaknesses identified.

Changes in Internal Control Over Financial Reporting

Except for the procedures put in place to effect remediation of material weaknesses described above, there has been no change in our internal control over financial reporting during the quarter ended December 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated herein by reference from our definitive proxy statement relating to our 2015 annual meeting of shareholders. The definitive proxy statement will be filed with the Securities and Exchange Commission within 120 days after the end of the 2014 fiscal year.

Codes of Business Conduct and Ethics

Our board of directors has adopted a code of business conduct and ethics that applies to all of our employees, officers, and directors, including our Chief Executive Officer, Chief Financial Officer, and other executive and senior financial officers. The full text of our Code of Business Conduct and Ethics is posted on the Investors portion of our website at http://pfenex.investorroom.com/. We will post amendments to our Code of Business Conduct and Ethics or waivers of our Code of Business Conduct and Ethics for directors and executive officers on the same website.

Item 11.	Executive Compensation

The information required by this item is incorporated herein by reference from our definitive proxy statement relating to our 2015 annual meeting of shareholders. The definitive proxy statement will be filed with the Securities and Exchange Commission within 120 days after the end of the 2014 fiscal year.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated herein by reference from our definitive proxy statement relating to our 2015 annual meeting of shareholders. The definitive proxy statement will be filed with the Securities and Exchange Commission within 120 days after the end of the 2014 fiscal year.

Item 13.	Certain Relationships and Related Transactions and Director Independence

The information required by this item is incorporated herein by reference from our definitive proxy statement relating to our 2015 annual meeting of shareholders. The definitive proxy statement will be filed with the Securities and Exchange Commission within 120 days after the end of the 2014 fiscal year.

Item 14.	Principal Accountant Fees and Services

The information required by this item is incorporated herein by reference from our definitive proxy statement relating to our 2015 annual meeting of shareholders. The definitive proxy statement will be filed with the Securities and Exchange Commission within 120 days after the end of the 2014 fiscal year.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) The following documents are filed as part of this report:

1. Financial Statements

See Index to Financial Statements at Item 8 herein.

2. Financial Statement Schedules

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

	Years Ended December 31,
	2014	2013	2012
	(in thousands)
Allowance for Doubtful Accounts:
Beginning balance	$44	$16	$0
Charged to costs and expenses	559	44	16
Reductions and write-offs	(18)	(16)	0

Ending balance	$585	$44	$16

All other schedules have been omitted because they are not required, not applicable, or the required information is otherwise included.

3. Exhibits

See the Exhibit Index immediately following the signature page of this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 16, 2015.

Pfenex Inc.

By:	/s/ Bertrand C. Liang
Bertrand C. Liang
President, Chief Executive Officer and Secretary

POWER OF ATTORNEY

Each person whose signature appears below constitutes and appoints Bertrand C. Liang and Paul A. Wagner, and each of them, as his or her true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitutes, may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Bertrand C. Liang Bertrand C. Liang	President, Chief Executive Officer, Secretary and Director (Principal Executive Officer)	March 16, 2015

/s/ Paul A. Wagner Paul A. Wagner	Chief Financial Officer (Principal Financial Officer)	March 16, 2015

/s/ Patricia Lady Patricia Lady	Chief Accounting Officer (Principal Accounting Officer)	March 16, 2015

/s/ William R. Rohn William R. Rohn	Chairman and Director	March 16, 2015

/s/ Robin D. Campbell Robin D. Campbell	Director	March 16, 2015

/s/ James C. Gale James C. Gale	Director	March 16, 2015

Signature	Title	Date

/s/ Phillip M. Schneider Phillip M. Schneider	Director	March 16, 2015

/s/ Kenneth Van Heel Kenneth Van Heel	Director	March 16, 2015

EXHIBIT INDEX

Exhibit Number	Description	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of the Registrant.	8-K	001-36540	3.2	July, 29 2014

3.2	Amended and Restated Bylaws of the Registrant.	S-1	333-196539	3.3	June 5, 2014

4.1	Specimen Stock Certificate.	S-1/A	333-196539	4.1	June 23, 2014

4.2	Investors’ Rights Agreement, dated December 1, 2009, as amended, by and among the Registrant and the investors named therein.	S-1/A	333-196539	4.2	July 7, 2014

4.3	Amended and Restated Subscription Agreement, dated May 2, 2014.	S-1	333-196539	4.3	June 5, 2014

10.1+	2009 Equity Incentive Plan and form of award thereunder.	S-1	333-196539	10.1	June 5, 2014

10.2+	2014 Equity Incentive Plan and form of award thereunder.	S-1/A	333-196539	10.2	July 17, 2014

10.3+	2014 Employee Stock Purchase Plan.	S-1/A	333-196539	10.3	July 7, 2014

10.4	Form of Indemnification Agreement.	S-1	333-196539	10.4	June 5, 2014

10.5	Lease Agreement, dated June 22, 2010, between the Registrant and BRS-Tustin Safeguard Associates II, LLC.	S-1	333-196539	10.5	June 5, 2014

10.6	First Amendment to Multi-Tenant Industrial/Commercial Lease dated September 4, 2014 between Pfenex Inc. and BRS-Tustin Safeguard Associates II, LLC.	8-K	001-36540	10.1	September 25, 2014

10.7†	Joint Development & License Agreement, dated December 31, 2012, between the Registrant and Agila Biotech Private Limited.	S-1/A	333-196539	10.6	June 25, 2014

10.8†	Joint Venture Agreement, dated March 7, 2013, between the Registrant and Agila Biotech Private Limited.	S-1/A	333-196539	10.7	June 25, 2014

10.9†	Technology License Agreement, dated November 30, 2009, between the Registrant and The Dow Chemical Company.	S-1/A	333-196539	10.8	June 25, 2014

10.10	Grant Back License Agreement, dated November 30, 2009, between the Registrant and The Dow Chemical Company.	S-1	333-196539	10.9	June 5, 2014

Exhibit Number	Description	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date

10.11	Technology Assignment Agreement, dated November 30, 2009, between the Registrant and The Dow Chemical Company.	S-1	333-196539	10.10	June 5, 2014

10.12	Contribution Assignment and Assumption Agreement, dated November 30, 2009, between the Registrant and The Dow Chemical Company.	S-1	333-196539	10.11	June 5, 2014

10.13†	Subcontract Agreement, effective September 11, 2009, between the Registrant, as assignee of The Dow Chemical Company, and Science Applications International Corporation.	S-1/A	333-196539	10.12	June 25, 2014

10.14†	Subcontract Agreement, Modification 21, effective September 12, 2014, between the Registrant, as assignee of The Dow Chemical Company, and Science Applications International Corporation.	10-Q	001-36540	10.4	November 14, 2014

10.15††	Cost Plus Fixed Fee Agreement, dated July 30, 2010, as amended December 18, 2014, between the Registrant and the United States Department of Health and Human Services.	Filed herewith

10.16	Credit Agreement, dated May 1, 2012, between the Registrant and Wells Fargo Bank, National Association.	S-1/A	333-196539	10.14	July 7, 2014

10.17	Third Amendment to Credit Agreement, dated December 11, 2014, between the Registrant and Wells Fargo Bank, National Association.	Filed herewith

10.18	Security Agreement, dated May 1, 2012, between the Registrant and Wells Fargo Bank, National Association.	S-1	333-196539	10.15	June 5, 2014

10.19	Revolving Line of Credit Note, dated May 1, 2012, between the Registrant and Wells Fargo Bank, National Association.	S-1	333-196539	10.16	June 5, 2014

10.20	Security Agreement, dated June 24, 2013, between the Registrant and Wells Fargo Bank, National Association.	S-1	333-196539	10.17	June 5, 2014

10.21	Revolving Line of Credit Note, dated June 24, 2013, between the Registrant and Wells Fargo Bank, National Association.	S-1	333-196539	10.18	June 5, 2014

Exhibit Number	Description	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date

10.22	Securities Account Control Agreement, dated June 24, 2013, between the Registrant and Wells Fargo Bank, National Association.	S-1	333-196539	10.19	June 5, 2014

10.23	Security Agreement dated June 24, 2014 between the Registrant and Wells Fargo Bank, National Association.	S-1/A	333-196539	10.28	July 7, 2014

10.24+	Executive Employment Agreement, dated June 20, 2014, between the Registrant and Bertrand C. Liang.	S-1/A	333-196539	10.20	June 23, 2014

10.25+	Executive Employment Agreement, dated June 20, 2014, between the Registrant and Paul A. Wagner.	S-1/A	333-196539	10.21	June 23, 2014

10.26+	Executive Employment Agreement, dated June 20, 2014, between the Registrant and Patricia Lady.	S-1/A	333-196539	10.22	June 23, 2014

10.27+	Executive Employment Agreement, dated June 20, 2014, between the Registrant and Patrick K. Lucy.	S-1/A	333-196539	10.23	June 23, 2014

10.28+	Executive Employment Agreement, dated June 20, 2014, between the Registrant and Henry W. Talbot.	S-1/A	333-196539	10.24	June 23, 2014

10.29+	Executive Employment Agreement, dated November 3, 2014, between the Registrant and Hubert C. Chen.	Filed herewith

10.30+	Executive Incentive Compensation Plan.	S-1/A	333-196539	10.27	June 23, 2014

10.31†	Contract Agreement, dated September 27, 2012, between the Registrant and the National Institutes of Health.	S-1/A	333-196539	10.25	June 25, 2014

10.32	Modification No. 3, dated October 31, 2014, to Contract Agreement, dated September 27, 2012, between the Registrant and the National Institutes of Health.	Filed herewith

10.33††	Modification No. 4, dated January 5, 2015, to Contract Agreement, dated September 27, 2012, between the Registrant and the National Institutes of Health.	Filed herewith

21.1	List of Subsidiaries of Pfenex Inc.	S-1	333-196539	21.1	June 5, 2014

23.1	Consent of Haskell & White, LLP, Independent Registered Public Accounting Firm.	Filed herewith

Exhibit Number	Description	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date

24.1	Power of Attorney (contained on signature page).

31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1^	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
^	The information in this exhibit is furnished and deemed not filed with the Securities and Exchange Commission for purposes of section 18 of the Exchange Act of 1934, as amended (the “Exchange Act”), and is not to be incorporated by reference into any filing of Pfenex Inc. under the Securities Act of 1933, as amended (the “Securities Act”), or the Exchange Act, whether made before or after the date hereof, regardless of any general incorporation language in such filing.
†	Portions of the exhibit have been omitted pursuant to an order granted by the Securities and Exchange Commission for confidential treatment.
††	Portions of this exhibit have been omitted pursuant to a request for confidential treatment and the non-public information has been filed separately with the SEC.
+	Indicates a management contract or compensatory plan.