Form 10-Q
period 2015-03-31
Pfenex Inc.
filed 2015-05-14
CIK 1478121

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

As of May 8, 2015, the registrant had 23,133,268 shares of Common Stock ($0.001 par value) outstanding.

PFENEX INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

PFENEX INC.

Condensed Consolidated Balance Sheets

	March 31, 2015 (unaudited)	December 31, 2014
	(in thousands)
Assets
Current assets
Cash and cash equivalents	$91,995	$45,722
Accounts and unbilled receivables, net	1,250	1,584
Inventories	21	23
Income tax receivable	385	402
Deferred income taxes	3,281	3,281
Other current assets	2,060	1,753

Total current assets	98,992	52,765
Restricted cash	3,955	3,955
Property and equipment, net	2,477	2,310
Other long term assets	53	53
Intangible assets, net	6,230	6,363
Goodwill	5,577	5,577

Total assets	$117,284	$71,023

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$1,814	$1,129
Accrued liabilities	3,069	2,633
Current portion of deferred revenue	4,005	201
Line of credit obligation	3,813	3,813

Total current liabilities	12,701	7,776
Deferred revenue, less current portion	46,896	—
Deferred tax liability	3,281	3,281
Other long-term liabilities	80	92

Total liabilities	62,958	11,149
Stockholders’ equity
Preferred stock, $0.001 par value, 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value, 200,000,000 shares authorized ; 20,522,557 and 20,405,066 shares issued and outstanding at March 31, 2015 and December 31, 2014, respectively	21	21
Additional paid-in capital	173,566	173,141
Accumulated deficit	(119,261)	(113,288)

Total stockholders’ equity	54,326	59,874

Total liabilities and stockholders’ equity	$117,284	$71,023

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PFENEX INC.

Condensed Consolidated Statements of Operations

(unaudited)

	Three Months Ended March 31,
	2015	2014
	(in thousands, except per share data)
Revenue	$1,975	$2,558
Cost of revenue	1,308	1,908

Gross profit	667	650

Operating expense
Selling, general and administrative	3,891	1,495
Research and development	2,809	678

Total operating expense	6,700	2,173

Loss from operations	(6,033)	(1,523)
Other income (expense), net	80	(18)

Net loss before income taxes	(5,953)	(1,541)
Income tax expense	(19)	(1)

Net loss	$(5,972)	$(1,542)

Effective preferred stock dividends	$—	$(435)

Net loss attributable to common stockholders	$(5,972)	$(1,977)

Net loss per common share basic and diluted	$(0.29)	$(1.28)

Weighted-average common shares used to compute basic and diluted net loss per share	20,474	1,548

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PFENEX INC.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Three Months Ended March 31,
	2015	2014
	(in thousands)
Cash flows from operating activities
Net loss	$(5,972)	$(1,542)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation and amortization	126	116
Amortization of intangible assets	133	133
Stock-based compensation expense	316	8
Changes in operating assets and liabilities
Accounts and unbilled receivables	334	1,361
Inventories	2	5
Other current assets	(307)	(231)
Other long term assets	(1)	95
Accounts payable	685	(253)
Accrued expenses	424	226
Deferred revenue	50,700	11
Income tax receivable	17	(3)

Net cash provided by (used in) operating activities	46,457	(74)

Cash flow from investing activities
Sales/maturities of investments	—	1,250
Acquisitions of property and equipment	(293)	(3)

Net cash (used in) provided by investing activities	(293)	1,247

Cash flows from financing activities
Restricted cash	—	(1)
Proceeds from exercise of stock options and other stock issuances	109	9

Net cash provided by financing activities	109	8

Net increase in cash and cash equivalents	46,273	1,181
Cash and cash equivalents
Beginning of period	45,722	3,954

End of period	$91,995	$5,135

Supplemental schedule of cash flow information
Cash paid for interest	$26	$21
Cash paid for taxes	$2	$3
Non-cash financing transactions
Accretion of preferred stock redemption value	$0	$(5,000)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PFENEX INC.

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2015

1. Organization and Summary of Significant Accounting Policies

Business Activities and Organization

Pfenex Inc. (“Company” or “Pfenex”) was incorporated in the state of Delaware in 2009. The Company is a clinical-stage biotechnology company engaged in the development of difficult to manufacture and high-value proteins, initially focused on biosimilar therapeutics, or biosimilars. The Company’s lead product candidate is PF582, a biosimilar candidate to Lucentis (ranibizumab). Lucentis is marketed by Genentech, Inc. a wholly-owned member of the Roche Group and Novartis AG, for the treatment of patients with retinal diseases. The Company is currently conducting a Phase 1b/2a trial in patients with wet age-related macular degeneration, or wet AMD, with its collaboration partner, Hospira, Inc. (“Hospira”). Hospira is responsible for determining the need for and timing of any interim analysis for the Phase 1b/2a trial. The Company expects to commence a Phase 3 trial with Hospira in 2016. Hospira will be responsible for the manufacturing and commercialization of PF582 globally upon successful receipt of marketing approval. The Company’s next most advanced product candidate is PF530, a biosimilar candidate to Betaseron (interferon beta-1b), marketed by Bayer AG for the treatment of multiple sclerosis. The Phase 1 trial for PF530 was initiated in March 2015. The Company believes it is the most advanced in global development of these biosimilar product candidates. In addition to the Company’s two lead product candidates, its pipeline includes five other biosimilar candidates as well as vaccine, generic and next generation biologic candidates. The Company filed the Investigational New Drug (“IND”) for its recombinant anthrax vaccine at the end of 2014.

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

Subsidiary – Pfenex Limited

In December 2013, to assist with its strategy of approaching the regulatory authorities in the EU for its pipeline products, the Company formed a new entity in the UK. An application for incorporation with the Registrar of Companies for England and Wales was filed and approved for the Company’s subsidiary, Pfenex Limited. There has been no activity in the subsidiary and therefore no intercompany relationship requiring elimination in the condensed consolidated financial statements.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements, which include the Company’s wholly-owned subsidiary, have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions of the Securities and Exchange Commission (“SEC”) on Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by U.S. GAAP for complete financial statements. In the opinion of management, the condensed consolidated financial statements include all adjustments necessary, which are of a normal and recurring nature, for the fair presentation of the Company’s financial position and of the results of operations and cash flows for the periods presented. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, as filed with the SEC. The results of operations for the interim period shown in this report are not necessarily indicative of the results that may be expected for any other interim period or for the full year.

Segments

The Company operates in one segment. Management uses one measurement of profitability and does not segregate its business for internal reporting. All long-lived assets are maintained at the Company’s facility in the United States.

Use of Estimates

The preparation of the condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Estimates have been prepared on the basis of the most current and best available information. However, actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments that are readily convertible into cash and have an original maturity of three months or less at the time of purchase to be cash equivalents.

Restricted Cash

In May 2012, the Company entered into a revolving line of credit agreement with Wells Fargo Bank, National Association (“Wells Fargo”) under which the Company may borrow up to $1.5 million. Additionally, the Company entered into a second line of credit with Wells Fargo in June 2013 under which the Company may borrow up to $2.4 million. The two lines of credit (“LOCs”) are secured by a security interest of first priority in favor of Wells Fargo in all funds deposited in two of the Company’s money market accounts held at Wells Fargo. Restrictions on the money market accounts will be removed when the LOCs are paid in full and have expired. The LOCs are due and payable in full in July 2015.

Concentrations

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents, investments and accounts and unbilled receivables. The Company has established guidelines intended to limit its exposure to credit risk by placing investments with high credit quality financial institutions, diversifying its investment portfolio and placing investments with maturities that help maintain safety and liquidity. All cash and cash equivalents were held at two major financial institutions as of March 31, 2015 and December 31, 2014. For the Company’s cash position of $96.0 million as of March 31, 2015, which includes restricted cash of $4.0 million, the Company has exposure to credit loss for amounts in excess of insured limits in the event of non-performance by the institutions; however, the Company does not anticipate non-performance.

Additional credit risk is related to the Company’s concentration of receivables. As of March 31, 2015 and December 31, 2014, receivables were concentrated among two customers representing 82% and 95% of total net receivables, respectively. For the three month period ended March 31, 2015, revenue was concentrated among three customers representing 67% of total revenues and two customers representing 76% for the three months ended March 31, 2014. There were no supplier concentrations.

A portion of revenue is earned from sales outside the United States. Non-U.S. revenue is denominated in U.S. dollars. A breakdown of the Company’s net revenue from U.S. and non-U.S. sources for the three months ended March 31, 2015 and 2014 is as follows:

	Three Months Ended March 31,
	2015	2014
(in thousands)	(unaudited)
US Revenue	$1,608	$2,227
Non-US Revenue	367	331

	$1,975	$2,558

During the three months ended March 31, 2015, revenue earned from non-recurring sales in Japan accounted for 10% of the Company’s revenue. During the three months ended March 31, 2014, no single foreign country accounted for more than 10% of the Company’s revenue.

Inventories

Inventories consist of finished goods and are valued at the lower of cost or market. The Company regularly reviews inventories on hand to identify any inventory that has become obsolete or has a cost basis in excess of its expected net realizable value, as well as any inventory quantities in excess of expected requirements. No write-downs were recorded during the three months ended March 31, 2015 or the year ended December 31, 2014.

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

The Company recognizes revenue for its cost plus fixed fee government contracts in accordance with the authoritative guidance for revenue recognition including the authoritative guidance specific to federal government contractors. Reimbursable costs under its government contracts primarily include direct labor, materials, subcontracts, accountable property and indirect costs. In addition, the Company receives a fixed fee under its government contracts, which is unconditionally earned as allowable costs are incurred and is not contingent on success factors. Reimbursable costs under the Company’s government contracts, including the fixed fee, are generally recognized as revenue in the period the reimbursable costs are incurred and become billable.

The Company assesses milestone payments on an individual basis and recognizes revenue from nonrefundable milestone payments when the earnings process is complete and the payment is reasonably assured. Nonrefundable milestone payments related to arrangements under which the Company has continuing performance obligations are recognized as revenue upon achievement of the associated milestone, provided that (i) the milestone event is substantive and its achievability was not reasonably assured at the inception of the agreement and (ii) the amount of the milestone payment is reasonable in relation to the effort expended or the risk associated with the milestone event. Where separate milestone payments do not meet these criteria, the Company recognizes revenue using a contingency-adjusted performance model over the period of performance. For the three months ended March 31, 2015 and 2014, no revenue in connection with the achievement of milestones has been recognized.

The Company’s reagent protein products are comprised of internally developed reagent protein products and those purchased from original manufacturers for resale. Revenues for reagent product sales are reflected net of attributable sales tax. The Company generally offers a 30 day return policy. The Company recognizes reagent product revenue from product sales when it is realized or realizable and earned. Revenue is realized or realizable and earned when all of the following criteria are met: (1) persuasive evidence of an arrangement exists, (2) delivery has occurred or services have been rendered, (3) the Company’s price to the buyer is fixed or determinable, and (4) collectability is reasonably assured. Revenue from sales transactions where the buyer has the right to return the product is recognized at the time of sale only if: (1) the Company’s price to the buyer is substantially fixed or determinable at the date of sale, (2) the buyer has paid the Company, or the buyer is obligated to pay the Company and the obligation is not contingent on resale of the product, (3) the buyer’s obligation to the Company would not be changed in the event of theft or physical destruction or damage of the product, (4) the buyer acquiring the product for resale has economic substance apart from that provided by the Company, (5) the Company does not have significant obligations for future performance to directly bring about resale of the product by the buyer, and (6) the amount of future returns can be reasonably estimated. As of March 31, 2015, the Company has had minimal product returns related to reagent protein product sales. However, given the nature of the products, the Company has recorded reserves of $23 thousand and $10 thousand for warranty and return rights at March 31, 2015 and December 31, 2014, respectively. The reserve is a component of accounts and unbilled receivables, net in the accompanying condensed consolidated balance sheets. Revenue under arrangements where the Company outsources the cost of fulfillment to third parties is evaluated as to whether the related amounts should be recorded gross or net. The Company records amounts collected from the customer as revenue, and the amounts paid to suppliers as cost of revenue when it holds all or substantially all of the risks and benefits related to the product or service. For transactions where the Company does not hold all or substantially all the risk, the Company uses net reporting and therefore records the transaction as if the end-user made a purchase from the supplier with the Company acting as a sales agent.

Recently Issued Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09 Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in ASC 605, Revenue Recognition. This ASU is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. The ASU as currently issued will be effective for the Company starting in the first quarter of fiscal year 2018 using one of two retrospective application methods. On April 1, 2015, the FASB voted to propose a one-year deferral to the effective date, but to permit entities to adopt one year earlier if they choose (i.e., the original effective date). The proposal will be subject to the FASB’s due process requirement, which includes a period for public comments. The new standard allows for two methods of adoption: (a) full retrospective adoption, meaning the standard is applied to all periods presented, or (b) modified retrospective adoption, meaning the cumulative effect of applying the new standard is recognized as an adjustment to the opening retained earnings balance. The Company is in the process of determining the adoption method as well as the effects the adoption will have on its condensed consolidated financial statements.

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

Level 1	Observable inputs such as quoted prices in active markets for identical assets or liabilities. Level 1 assets at March 31, 2015 and December 31, 2014 included the Company’s cash, cash equivalents and investments in certificates of deposit. There were no Level 1 liabilities;

Level 2	Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly. The Company had no Level 2 assets or liabilities at March 31, 2015 or December 31, 2014; and

Level 3	Unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of assets or liabilities in which there is little or no market data. The Company had no Level 3 assets or liabilities at March 31, 2015 or December 31, 2014.

The fair value measurements of the Company’s cash equivalents and investments, which are measured at fair value on a recurring basis as of March 31, 2015 and December 31, 2014, were determined using the inputs described above and are as follows:

	Total	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(in thousands)
March 31, 2015 (unaudited)
Cash and money market funds	$95,950	$95,950	$—	$—
Certificates of deposit	—	—	—	—

Total	95,950	95,950	—	—
Less cash, cash equivalents and restricted cash	(95,950)	(95,950)	—	—

Total investments	$—	$—	$—	$—

December 31, 2014
Cash and money market funds	$49,677	$49,677	$—	$—
Certificates of deposit	—	—	—	—

Total	49,677	49,677	—	—
Less cash, cash equivalents and restricted cash	(49,677)	(49,677)	—	—

Total investments	$—	$—	$—	$—

Cash and money market funds include restricted cash, which is included in non-current assets on the balance sheets.

3. Property and Equipment

Property and equipment consisted of the following:

	March 31, 2015	December 31, 2014
(in thousands)	(unaudited)
Furniture and equipment	$159	$157
Computers and IT equipment	198	190
Purchased software	719	686
Lab and research equipment	2,959	2,837
Leasehold improvements	450	348
Other fixed assets	35	35

Total property and equipment, gross	4,520	4,253
Less: accumulated depreciation and amortization	(2,043)	(1,943)

Total property and equipment, net	$2,477	$2,310

Total depreciation and amortization expense was included in selling, general and administrative expenses and research and development in the accompanying Statements of Operations as follows:

	Three months ended March 31,
	2015	2014
(in thousands)	(unaudited)
Selling, general and administrative	$69	$92
Research and development	57	24

Total depreciation and amortization expense	$126	$116

4. Notes Receivable from Related Parties

On January 21, 2010, the Company issued promissory notes (“Notes”) to certain officers and employees totaling $87 thousand in principal related to the payment of personal taxes associated with the restricted shares of common stock issued to these respective employees as discussed in Note 11—Stock-Based Compensation. The principal balance of the Notes were due together with accrued and unpaid interest on the earliest of: (i) January 21, 2015, (ii) upon the occurrence and during the continuance of an event of default under the Note, (iii) the closing of a corporate event affecting the existing ownership structure, and (iv) the sale of any shares of common stock of the Company held by the maker to a third party. The Notes bore simple interest at 2.45% per annum. In June 2014, the Company’s Board of Directors (“board of directors”) approved the forgiveness of the principal amount and any accrued interest for each of the Notes and to gross up each affected employee’s compensation, in full, for any withholding tax obligations incurred in connection with such Note forgiveness. The total charge of $157 thousand for the write-off of the Notes, interest receivable, and related tax forgiveness was recorded in June 2014.

5. Intangible Assets

Intangible assets consisted of the following:

	March 31, 2015	December 31, 2014
(in thousands)	(unaudited)
Customer relationships	$3,750	$3,750
Developed technology	4,400	4,400
Trade names	910	910

Gross intangible assets	9,060	9,060
Less: Accumulated amortization	(2,830)	(2,697)

Total intangible assets, net	$6,230	$6,363

Amortization expense was $0.1 million for the three months ended March 31, 2015 and 2014. Amortization expense is included within selling, general and administrative expense in the accompanying Statements of Operations. As of March 31, 2015, estimated amortization expense for the next five years amounts to approximately $0.5 million per year.

6. Accrued Liabilities

Accrued liabilities consisted of the following:

	March 31, 2015	December 31, 2014
(in thousands)	(unaudited)
Accrued vacation	$454	$379
Deferred rent	257	247
Accrued bonuses	295	913
Other accrued employee-related liabilities	205	125
Accrued professional fees	373	221
Accrued supplier liability	395	198
Accrued subcontractor costs	865	292
Other accrued liabilities	225	258

	$3,069	$2,633

7. Lines of Credit Obligation

The Company entered into two Revolving Line of Credit agreements with Wells Fargo, the first of which was entered into in May 2012 (“2012 LOC”) and the second in June 2013 (“2013 LOC”). The maximum capacity for the 2012 LOC and 2013 LOC is $1.5 million and $2.4 million, respectively, for a total capacity of $3.9 million. Both lines of credit are collateralized by money market accounts held at Wells Fargo. The documents governing the credit facilities contain both financial and other covenants. The Company was not in compliance with covenants pertaining to (i) the delivery of its 2012 audit report, which was delivered before May 15, 2014 along with the Company’s 2013 audit report; (ii) the pre-approval for certain capital expenditures; and (iii) the pre-approval required for entering into a lease for a commercial copier/printer. In April 2014, the Company obtained from Wells Fargo a waiver for the covenants and confirmation that the Company may repurchase common stock up to a maximum of $0.5 million. In June 2014, the Company entered into an amendment to the credit facilities which allows the Company to (i) make additional investments in fixed assets in any fiscal year; (ii) incur operating lease expenses in any fiscal year up to $0.6 million; and (iii) declare or pay any dividend or distribution either in cash, stock or any other property, or redeem, retire, repurchase or otherwise acquire any shares of any class of its stock in connection with the Company’s IPO. In January 2015, the Company entered into an amendment which increased the annual limit on operating lease expenses from $0.6 million to $0.9 million. In March 2015, Wells Fargo agreed to extend the maturity date on both lines of credit from April 2015 to July 2015. In April 2015, the Company obtained from Wells Fargo a waiver for the covenants and confirmation that the Company may complete its follow-on offering.

As of March 31, 2015, the amount drawn down on the lines of credit was $1.4 million and $2.4 million for the 2012 LOC and the 2013 LOC, respectively, for a total outstanding amount of $3.8 million. As of March 31, 2015, the 2012 LOC bore fixed interest rates of 2.00% above LIBOR, or 2.375%, and the 2013 LOC bore interest rates ranging from 2.25% to 2.375%. The Company recognized $22 thousand and $20 thousand of interest expense related to the LOCs for the three months ended March 31, 2015 and 2014, respectively.

8. Collaborative Arrangements

In February 2015, the Company entered into a development and license agreement with Hospira in which Phase 3 equivalence clinical trial costs for PF582 will be shared, and Hospira will be responsible for manufacturing and commercializing the product. Under the terms of the collaboration, the Company is eligible to receive up to $342 million in one-time payments, including a non-refundable payment for the license agreement of $51 million, which was received in March of 2015 upon receipt of antitrust approval, up to $291 million upon the successful achievement of certain pre-commercial and commercial milestones, and double digit escalating royalties on annual sales of PF582. Accordingly, the Company is recognizing the $51 million over the patent lives, which extend to 2028. In the three months ended March 31, 2015, $141 thousand was recognized as license revenue from Hospira.

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

Series A-1 and A-2 Redeemable Convertible Preferred Stock

Prior to July 2014, the Company had Series A-1 and A-2 preferred stock outstanding, which had a contingent redemption feature allowing redemption by the holders. The redeemable convertible preferred stock had been classified as mezzanine equity (outside of permanent equity) on the Company’s balance sheet.

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

All of the Company’s outstanding preferred stock was converted to common stock on July 28, 2014. As of March 31, 2014, no dividends had been declared or paid and cumulative dividends as of March 31, 2014 were as follows:

	Cumulative as of July 28, 2014		Cumulative as of March 31, 2014
(in thousands, except dividends per share)	Dividends	Dividends per Share	Dividends	Dividends per Share
Series A-2	$4,457	$1.25	$4,088	$1.15
Series A-1	2,850	$0.57	2,632	$0.53

	$7,307		$6,720

10. Commitment to Repurchase Stock

On December 1, 2009, the Company entered into a common stock subscription agreement with three investors (“Investors”) pursuant to which the Company agreed to repurchase a maximum of 423,185 shares of common stock at a price per share of $0.31. Pursuant to the amended and restated subscription agreement, dated May 2, 2014, the Company repurchased all 423,185 shares of common stock at $0.31 price per share immediately prior to the completion of the Company’s IPO in July 2014 for a total cost of $131 thousand.

11. Stock-Based Compensation

Summary Stock-Based Compensation Information

The following table summarizes stock-based compensation expense:

	Three months ended March 31,
	2015	2014
(in thousands)	(unaudited)
Cost of sales	$21	$2
Research and development	29	2
Selling, general and administrative	266	4

Total	$316	$8

Stock-based compensation from:
Stock options	$285	$8
Employee stock purchase plan	31	0

Total	$316	$8

Stock-Based Compensation Plans

The 2009 Equity Incentive Plan (“2009 Plan”) terminated in connection with the Company’s IPO in 2014 and, accordingly, no awards will be granted under the 2009 Plan following the IPO. However, the 2009 Plan will continue to govern outstanding awards granted thereunder. An aggregate of 1.1 million shares of common stock was reserved for issuance under the 2009 Plan. The 2009 Plan provided for the grant of incentive stock options and for the grant of nonstatutory stock options, restricted stock, restricted stock units, and stock appreciation rights to the Company’s employees, directors and consultants. As of March 31, 2015, awards covering 0.8 million shares of common stock were outstanding under the 2009 Plan.

In July 2014, the board of directors adopted the 2014 Equity Incentive Plan (“2014 Plan”) and the Company’s stockholders approved it. The 2014 Plan provides for the grant of incentive stock options, within the meaning of Section 422 of the Internal Revenue Code, to employees and any parent and subsidiary corporations’ employees, and for the grant of nonstatutory stock options, restricted stock, restricted stock units, stock appreciation rights, performance units and performance shares to its employees, directors and consultants and its parent and subsidiary corporations’ employees and consultants. Upon approval, a total of 1,356,219 shares of common stock were reserved for issuance pursuant to the 2014 Plan. In addition, the shares reserved for issuance under the 2014 Plan include 6,424 shares returned to the 2009 Plan as the result of expiration or termination of awards (provided that the maximum number of shares that may be added to the 2014 Plan pursuant to such previously granted awards under the 2009 Plan is 961,755 shares). The number of shares available for issuance under the 2014 Plan also includes an annual increase on the first day of each fiscal year beginning in 2015 and ending with and including the 2018 fiscal year, equal to the least of: (i) 1,356,219 shares; (ii) 2.5% of the outstanding shares of common stock as of the last day of the immediately preceding fiscal year; or (iii) such other amount as the board of directors may determine. Stock options granted to date under the 2009 Plan and the 2014 Plan have a term of ten years from the date of grant, and generally vest over a four-year period. However, in the event that an incentive stock option (“ISO”) granted to a participant who, at the time the ISO is granted, owns stock representing more than 10% of the total combined voting power of all classes of stock of the Company, the term of the ISO shall be five (5) years from the grant date or such shorter term as may be provided in the award agreement. In January 2015, the board of directors approved an increase of 510,126 shares to the number of shares reserved for issuance under the 2014 Plan. During the first quarter of 2015, 512,265 option shares were granted and 45,519 option shares were forfeited under the 2014 Plan. As of March 31, 2015, a total of 1,054,415 shares are available for issuance under the 2014 Plan.

In July 2014, the board of directors adopted the 2014 Employee Stock Purchase Plan (“ESPP”) and the stockholders approved it. The ESPP provides eligible employees of the Company with an opportunity to acquire shares of its common stock at a discount. The ESPP permits eligible employees to purchase shares of common stock during consecutive and overlapping 24-month offering periods beginning on the first trading day on or after February 15 and August 15 of each year (“Offering Periods”), unless adjusted by the board of directors or one of its designated committees. Eligible employees may purchase shares of up to 15% of their total compensation per pay period, but may purchase no more than $25,000 in fair market value of common stock in any calendar year and no more than 700 shares of common stock per semi-annual purchase period. The price an employee pays is 85% of the fair market value of common stock. Fair market value is equal to the lesser of the closing price of a share of common stock on either the first or last day of the Offering Period.

A total of 355,618 shares of common stock were reserved for sale under the ESPP as of December 31, 2014. In addition, the ESPP provides for annual increases in the number of shares available for sale under the ESPP on the first day of each fiscal year beginning in 2015, equal to the least of: (i) 355,618 shares; (ii) 1.5% of the outstanding shares of the common stock on the last day of the immediately preceding fiscal year; or (iii) such other amount as may be determined by the administrator. In January 2015, the board of directors approved an increase of 306,075 shares to the number of shares reserved for sale under the ESPP. During the first quarter of 2015, 11,142 shares were purchased under the ESPP. As of March 31, 2015, a total of 650,551 shares are available for sale under the ESPP. During the first quarter of 2015, proceeds of $55 thousand were received for the issuance of shares under the ESPP.

For the three months ended March 31, 2015 and 2014, the Company recorded compensation expense related to the ESPP of approximately $31 thousand and $0, respectively. Additionally, the Company has issued 11,142 shares through March 31, 2015 related to the ESPP.

The fair value of the employees’ stock purchase rights granted under the ESPP was estimated using the Black-Scholes option pricing model with the following assumptions:

	Three Months Ended March 31,
	2015	2014
Risk-free interest rate	Less than 1.00%	N/A
Expected term of options (months)	6 - 24	N/A
Volatility	36.1% - 44.82%	N/A
Weighted average grant-date fair value per share	$2.33	N/A

Stock Options

The exercise price of all options granted during the three months ended March 31, 2015 and 2014 was equal to the estimated fair value of the underlying common stock on the date of grant. The fair value of each stock option granted is estimated on the grant date under the fair value method using the Black-Scholes model. The estimated fair values of the stock option, including the effect of estimated forfeitures, are then expensed over the requisite service period which is generally the vesting period. The following assumptions were used to estimate the fair value of stock options:

	Three Months Ended March 31,
	2015	2014
Risk-free interest rate	1.3% – 1.7%	1.2%
Expected volatility	52.5% – 53.0%	54.4%
Expected dividend yield	0.0%	0.0%
Expected life of options in years	6.0 – 6.1	6.1

The fair value of equity instruments that are ultimately expected to vest, net of estimated forfeitures, are recognized and amortized on a straight-line basis over the requisite service period. The Black-Scholes option-pricing model requires multiple subjective inputs, including a measure of expected future volatility. Until the IPO in July 2014, the Company’s stock did not have a readily available market. Consequently, the expected future volatility was based on the historical volatility for comparable publically traded companies over the most recent period commensurate with the estimated expected term of the Company’s stock options. Following the completion of the Company’s IPO in July 2014, the fair value of options granted is based on the closing price of the Company’s common stock on the date of grant as quoted on the NYSE MKT.

The risk-free interest rate assumption is based upon observed interest rates during the period appropriate for the expected term of the options. The expected term of options granted represents the period of time the options are expected to be outstanding. With the exception of the dividend paid in connection with the conversion of all preferred stock upon the completion of the Company’s IPO, the Company has never declared or paid dividends and has no plans to do so in the foreseeable future. Accordingly, the dividend yield assumption is based on the expectation that the Company will not pay dividends in the future. Authoritative guidance requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

The following table summarizes the Company’s stock option activity during the three months ended March 31, 2015:

	Number of Options	Weighted Average Exercise Price
	(in thousands, except weighted average exercise price)
Outstanding at December 31, 2014	$1,232	$4.68
Granted	512	7.72
Exercised	(106)	0.49
Cancelled (forfeited)	(46)	6.48

Outstanding at March 31, 2015	$1,592	$5.89

Vested and expected to vest at March 31, 2015	$1,428	$5.63
Vested and exercisable at March 31, 2015	$497	$1.02

The Company received approximately $54 thousand and $9 thousand from stock option exercises during the three months ended March 31, 2015 and 2014, respectively. Options outstanding at March 31, 2015 have a weighted average remaining contractual term of 8.3 years.

As of March 31, 2015, there was approximately $3.4 million of unrecognized compensation cost related to unvested stock option awards and the weighted average period over which this cost is expected to be recognized is 3.5 years.

12. Income Taxes

During the three months ended March 31, 2015, the Company recorded an income tax expense of $19 thousand, related to alternative minimum taxes. For tax purposes, the Company will recognize all of the $51 million upfront payment from Hospira as income. The Company will have a deferred tax asset for the difference between the income recognized for book and tax. The future reversal of the deferred revenue will provide for a carryback to 2015 for any amounts recognized for books in 2016 and 2017, estimated to be about $8 million. The future reversal of this temporary difference is a source of income when evaluating the deferred tax asset and valuation allowance. The Company’s taxable income, after net operating losses, is estimated to be $4 million for 2015 and no tax provision, other than alternative minimum tax, will be recorded in 2015 since the taxable income is less than the sources of income related to the reversal of the temporary differences arising in the carryback period. No tax expense is expected in the next several years as the Company continues to generate net operating losses and corresponding valuation allowances due to its investments in its lead product candidates and other pipeline products.

13. Net Loss per Share of Common Stock

The following table summarizes the computation of basic and diluted net loss per share attributable to common stockholders of the Company:

	Three Months Ended March 31,
	2015	2014
	(unaudited)
(in thousands, except per share data)
Net loss	$(5,972)	$(1,542)
Effective preferred stock dividend	—	(435)

Net loss attributable to common stockholders	$(5,972)	$(1,977)

Weighted average shares used to compute basic and diluted net loss per share	20,474	1,548

Basic and diluted net loss per common share	$(0. 29)	$(1.28)

Basic net loss attributable to common stockholders per share is computed by dividing the net loss attributable to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted net loss attributable to common stockholders per share is computed by dividing the net loss attributable to common stockholders by the weighted-average number of common shares and dilutive common stock equivalents outstanding for the period, determined using the treasury-stock method and the as-if converted method, for convertible securities, if inclusion of these is dilutive. Because the Company has reported a net loss for the three months ended March 31, 2015 and 2014, diluted net loss per common share is the same as basic net loss per common share for those periods.

The following potentially dilutive securities outstanding at the end of the periods presented have been excluded from the computation of diluted shares outstanding, as their effect would be anti-dilutive:

	March 31,
(in thousands)	2015	2014
ESPP	46	—
Options to purchase common stock	1,592	718

14. Subsequent Events

In April 2015, the Company completed a follow-on public offering pursuant to which it sold 2,610,000 shares of its common stock at a price to the public of $15.50 per share. In addition, certain existing stockholders sold 4,140,000 shares of common stock in the underwritten public offering at the same per-share price. The total proceeds the Company received from the offering were approximately $38.0 million, net of underwriting discounts and commissions of approximately $2.4 million. After deducting estimated offering expenses of approximately $1.0 million, net proceeds to the Company were $37.0 million.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

The following discussion and analysis should be read together with our condensed consolidated financial statements and the notes to those statements included elsewhere in this Form 10-Q. This Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that are based on our management’s beliefs and assumptions and on information currently available to our management. The forward-looking statements are contained principally in the section entitled “Risk Factors” and this Management’s Discussion and Analysis of Financial Condition and Results of Operations. Forward-looking statements include, but are not limited to:

•	our and our collaboration partners’ ability to enroll patients in our clinical studies at the pace that we project;

•	our expectations regarding the timing and the success of the design of the clinical trials and planned clinical trials of PF582, PF530 and our other product candidates, and reporting results from same;

•	whether the results of our and our collaboration partners’ trials will be sufficient to support domestic or global regulatory approvals for PF582 and PF530;

•	our and our collaboration partners’ ability to obtain and maintain regulatory approval of PF582 and PF530 or our future product candidates, and the timing of such regulatory approvals;

•	our reliance on third parties to conduct clinical studies;

•	our reliance on third-party contract manufacturers to manufacture and supply our product candidates for us;

•	the benefits of the use of PF582 and PF530 or any future product candidates;

•	the rate and degree of market acceptance of PF582 and PF530 or any future product candidates;

•	our expectations regarding government and third-party payor coverage and reimbursement;

•	our and our collaboration partners’ ability to manufacture PF582 and PF530 in conformity with regulatory requirements and to scale up manufacturing of PF582 and PF530 to commercial scale;

•	our ability to successfully build a specialty sales force, or collaborate with third-party distributors, to commercialize our products;

•	our ability to compete with companies currently producing the reference products, including Lucentis and Betaseron;

•	our reliance on our collaboration partners’ performance over which we do not have control;

•	our ability to retain and recruit key personnel, including development of a sales and marketing function;

•	our ability to obtain and maintain intellectual property protection for PF582 and PF530 or any future product candidates;

•	our estimates of our expenses, ongoing losses, future revenue, capital requirements and our needs for or ability to obtain additional financing;

•	the sufficiency of our cash and cash equivalents and cash generated from operations to meet our working capital and capital expenditure needs;

•	our expectations regarding the market size, size of the patient populations, and growth potential for our product candidates;

•	our estimates of the expected patent expiration timelines for Lucentis, Betaseron, Forteo and other branded reference biologics;

•	our expectations regarding the time during which we will be an emerging growth company under the Jumpstart Our Business Startups Act;

•	our ability to develop new products and product candidates;

•	our ability to successfully establish and successfully maintain appropriate collaborations and derive significant revenue from those collaborations;

•	our use of proceeds from our offerings;

•	our financial performance; and

•	developments and projections relating to our competitors or our industry.

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

In this Form 10-Q, “we,” “us” and “our” refer to Pfenex Inc. and its subsidiaries

Overview

We are a clinical-stage biotechnology company engaged in the development of biosimilar therapeutics and high-value and difficult to manufacture proteins. Our lead product candidate is PF582, a biosimilar candidate to Lucentis (ranibizumab). Lucentis, marketed by Genentech, Inc., a wholly-owned member of the Roche Group and Novartis AG, for the treatment of patients with retinal diseases, achieved approximately $4.2 billion in global product sales in 2014. For PF582, we are currently conducting a Phase 1b/2a trial in patients with wet age-related macular degeneration, or wet AMD, with our collaboration partner, Hospira, Inc., or Hospira. Hospira is responsible for determining the need for and timing of any interim analysis for the Phase 1b/2a trial. We expect to commence a Phase 3 trial with Hospira in 2016. Hospira will be responsible for the manufacturing and commercialization of PF582 globally upon successful receipt of marketing approval. Our next most advanced product candidate is PF530, a biosimilar candidate to Betaseron (interferon beta-1b) that is marketed by Bayer AG for the treatment of multiple sclerosis and achieved over $1.2 billion in global product sales in 2014. For PF530, our Phase 1 trial was initiated in March 2015. We believe we are the most advanced in global development of these biosimilar product candidates. In addition to our two most advanced product candidates, our pipeline includes five other biosimilar candidates as well as vaccine, generic and next generation biologic candidates. To date, none of our product candidates have received marketing authorization from any regulatory agency, and therefore we have not received revenue from the sale of any of our product candidates.

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

Our biosimilar product candidate selection strategy is to focus on products with large addressable markets, which will be free of intellectual property barriers in major markets over our projected approval timelines, and for which our Pfēnex Expression Technology® enables efficient and large scale manufacturing. Our pipeline of product candidates and preclinical products under development includes six wholly-owned programs, one that is being developed in collaboration with Hospira, a leading provider of injectable drugs and infusion technologies, and three that are being developed in a joint venture with Strides Arcolab Limited, a specialty pharmaceutical company. In addition, we are also developing proprietary vaccine candidates that are being funded by the Department of Health and Human Services within the United States government.

Our revenue for the three months ended March 31, 2015 and 2014 was $2.0 million and $2.6 million, respectively. Our historical revenue has been primarily derived from monetizing our Pfēnex Expression Technology® through collaboration agreements, service agreements, government contracts and reagent protein product sales, which provide for various types of payments, including upfront payments, funding of research and development, milestone payments, intellectual property access fees and licensing fees. Currently, various government agencies are funding costs associated with our proprietary novel vaccine programs. As we continue to focus our business on the development of our product pipeline, we anticipate allocating fewer resources to certain aspects of our protein production activities that currently generate our revenue, which we expect will result in a decline of service-related revenue associated with protein production.

As of March 31, 2015, we had an accumulated deficit of $119 million, of which $89.8 million was attributable to recognizing the accretion in the redemption value of our convertible preferred stock. We recognized net losses of $6.0 million and $1.5 million for the three months ended March 31, 2015 and 2014, respectively. We expect to incur substantial and increasing losses for the next several years as we develop and advance our lead product candidates through clinical development, expand our research and development activities, and prepare for the potential commercial launch of our lead product candidates. As a result, our research and development expenses will increase materially as we incur further costs of development. We currently utilize third-party clinical research organizations, or CROs, to carry out our clinical development and we do not yet have an extensive sales organization. We will need substantial additional funding to support our operating activities, especially as we approach anticipated regulatory approval in Europe, the United States and other territories, and begin to establish our commercialization capabilities. Adequate funding may not be available to us on commercially reasonable terms, or at all. Since our inception, we have funded our operations primarily through the sale and issuance of common stock in our IPO and, most recently, in our follow-on offering, the sale and issuance of convertible preferred stock, our credit facility, and revenue from our collaboration agreements, service agreements, government contracts and reagent protein product sales. We have devoted substantially all of our capital resources to the research and development of our product candidates and working capital requirements. Additionally, as we continue to focus our business on the development of our product pipeline, we anticipate allocating fewer resources to certain aspects of our protein production activities that currently generate our revenue, which we expect will result in a decline of service-related revenue.

Critical Accounting Policies, Significant Judgments and Use of Estimates

Our management’s discussion and analysis of financial condition and results of operations is based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States, or GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported revenue and expenses during the reporting periods. These items are monitored and analyzed by us for changes in facts and circumstances, and material changes in these estimates could occur in the future. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Changes in estimates are reflected in reported results for the period in which they become known. Actual results may differ materially from these estimates under different assumptions or conditions. The accompanying unaudited condensed financial statements and related financial information should be read in conjunction with the audited financial statements and related footnotes included in our Annual Report on Form 10-K for the year ended December 31, 2014.

Recent Developments

In April, 2015, we completed a follow-on public offering pursuant to which we sold 2,610,000 shares of our common stock at a price to the public of $15.50 per share. In addition, certain existing stockholders sold 4,140,000 shares of common stock in the underwritten public offering at the same per-share price. The total proceeds we received from the offering were approximately $38.0 million, net of underwriting discounts and commissions of approximately $2.4 million. After deducting estimated offering expenses of approximately $1.0 million, net proceeds to us were approximately $37.0 million.

Results of Operations

Comparison of the three months ended March 31, 2015 and 2014

The following table summarizes our net loss during the periods indicated:

	Three Months Ended March 31,		Change
(in thousands, except percentages)	2015	2014
Revenue	$1,975	$2,558	(23)%
Cost of revenue	1,308	1,908	(31)%

Gross profit	667	650	3%
Operating expenses
Selling, general and administrative	3,891	1,495	160%
Research and development	2,809	678	314%

Total operating expense	6,700	2,173	208%

Loss from operations	(6,033)	(1,523)	296%
Other income (expense), net	80	(18)	544%

Net loss before income taxes	(5,953)	(1,541)	286%
Income tax expense	(19)	(1)	1800%

Net loss	$(5,972)	$(1,542)	287%

Revenue

	Three Months Ended March 31,
(in thousands, except percentages)	2015	2014	Change
Revenue	$1,975	$2,558	(23)%

Revenue decreased by $0.6 million, or 23%, to $2.0 million in the three month period ended March 31, 2015 compared to $2.6 million in same period in 2014. The decrease in revenue in the three month period was due to a decrease in activity related to our Px563L product candidate development under our government contracts, partially offset by an increase in license revenue and our protein production service work. We expect revenue related to our protein production services to decline in the near-term as we shift our resources to developing our product pipeline.

Cost of Revenue

	Three Months Ended March 31,
(in thousands, except percentages)	2015	2014	Change
Cost of revenue	$1,308	$1,908	(31)%

Cost of revenue decreased by approximately $0.6 million, or 31%, to $1.3 million in the three month period ended March 31, 2015 compared to $1.9 million in same period in 2014. The decrease in cost of revenue in the three month period was due primarily to decreased development costs for our proprietary novel vaccine programs which are funded by various government agencies. Given the nature of the novel vaccine development process, these costs will fluctuate depending on stage of development.

Selling, General and Administrative

	Three Months Ended March 31,
(in thousands, except percentages)	2015	2014	Change
Selling, general and administrative expenses	$3,891	$1,495	160%

Selling, general and administrative expenses increased by $2.4 million, or 160%, to $3.9 million in the three month period ended March 31, 2015 compared to $1.5 million in the same period in 2014. The increase in selling, general and administrative expenses was due to an increase in activities associated with operating as a publicly-traded company. We expect general and administrative costs to increase for activities associated with operating as a publicly-traded company, including maintaining compliance with exchange listing and Securities and Exchange Commission requirements. These increases will likely include legal fees, accounting fees, directors’ and officers’ liability insurance premiums and fees associated with investor relations. These increases will also likely include the hiring of additional personnel. We also intend to continue to incur increased internal and external business development costs to support our various product development efforts, which can vary from period to period.

Research and Development

	Three Months Ended March 31,
(in thousands, except percentages)	2015	2014	Change
Research and development expenses	$2,809	$678	314%

Research and development expenses increased by approximately $2.1 million, or 314%, to $2.8 million in the three month period ended March 31, 2015 compared to $0.7 million in same period in 2014. The increase in research and development expenses in the three month period was due to the increase in development activity on our product candidates PF708 and PF530. We removed PF530 from the Joint Development License Agreement (“JDLA”) with Strides in February 2015 and initiated a Phase 1 trial for PF530 in March 2015. We expect research and development costs will increase going forward as we independently advance PF530 as a wholly-owned product candidate. Additionally, we expect research and development expenses to increase as we advance our other lead candidates and pipeline product candidates. For example, under our agreement with Hospira, we will share the Phase 3 equivalence clinical trial costs for PF582 with our share capped at $20 million, $10 million of which will be setoff as a credit against royalties payable to us unless the collaboration agreement is terminated prior to such setoff. We will also share the costs of seeking regulatory approval of PF582 and a certain portion of other costs that are related to PF582, and that may begin after any filings for regulatory approval of PF582 would be made.

Other Income (Expense), Net

Other income (expense), net increased by $98 thousand to $80 thousand of other income, net in the three month period ended March 31, 2015 compared to $18 thousand of other expense, net in same period in 2014. The increase was primarily due to receiving a credit from a supplier related to one of our product candidates.

Income Tax Expense

Income tax expense increased by $18 thousand, or 1800%, in the three month period ended March 31, 2015 compared to the same period in 2014. This is due to the alternative minimum tax expense recorded in 2015.

Liquidity and Capital Resources

The following table summarizes our cash, cash equivalents and marketable securities:

(in thousands)	March 31, 2015	December 31, 2014
Cash and cash equivalents	$91,995	$45,722

Since inception, we have funded our operations primarily through the sale of equity securities, from borrowings under our credit facilities and through collaboration agreements, service agreements, government contracts and reagent protein product sales. At March 31, 2015, we had $92.0 million in cash and cash equivalents compared to $45.7 million as of December 31, 2014 and $4.0 million in restricted cash as collateral for lines of credit at both March 31, 2015 and December 31, 2014. As of March 31, 2015 and December 31, 2014, we had $3.8 million drawn under our $3.9 million revolving credit facility.

The documents governing the credit facilities contain financial and other covenants. We were not in compliance with covenants pertaining to (i) the delivery of our 2012 audit report, which was delivered before May 15, 2014 along with our 2013 audit report, (ii) the pre-approval for certain capital expenditures, and (iii) the pre-approval required for entering into a lease for a commercial copier/printer. In April 2014, we obtained from Wells Fargo a waiver for the covenants and confirmation that we may repurchase common stock up to a maximum of $0.5 million. In June 2014, we entered into an amendment to the credit facilities which allows us to (i) make additional investments in fixed assets in any fiscal year, (ii) incur operating lease expenses in any fiscal year up to $0.6 million, and (iii) declare or pay any dividend or distribution either in cash, stock or any other property, or redeem, retire, repurchase or otherwise acquire any shares of any class of our stock in connection with our initial public offering. In December 2014, we entered into an amendment which increased the annual limit on operating lease expenses from $0.6 million to $0.9 million. Both lines of credit were due and payable in April 2015. In March 2015, Wells Fargo agreed to extend the maturity date on both lines of credit to July 2015. In April 2015, we obtained from Wells Fargo a waiver for the covenants and confirmation that we may complete its follow-on offering.

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

In February 2015, we entered into an agreement with Hospira, in which Phase 3 equivalence clinical trial costs for PF582 will be shared, and Hospira will be responsible for manufacturing and commercializing the product. Under the terms of the collaboration, we are eligible to receive up to $342 million in one-time payments, including a non-refundable payment of $51 million, which we received in March of 2015 upon receipt of antitrust approval, and up to $291 million upon the successful achievement of certain pre-commercial and commercial milestones, and double digit escalating royalties on annual sales of PF582. The agreement also allows for additional future product collaborations.

In April, 2015, we completed a follow-on public offering pursuant to which we sold 2,610,000 shares of our common stock at a price to the public of $15.50 per share. In addition, certain existing stockholders sold 4,140,000 shares of common stock in the underwritten public offering at the same per-share price. The total proceeds we received from the offering were approximately $38.0 million, net of underwriting discounts and commissions of approximately $2.4 million. After deducting estimated offering expenses payable by us of approximately $1.0 million, net proceeds to us were approximately $37.0 million.

We believe that our available cash and cash equivalents, including the proceeds from our IPO in 2014 and our follow-on offering in April 2015, availability under our existing credit facilities, and any revenue from our government contracts, service agreements, collaboration agreements, and reagent protein product sales will allow us to fund our operations through at least 24 months. Our future capital requirements will depend on many factors, including the timing and extent of spending on our research and development efforts, the timing and success of our clinical trials, the expansion of our sales and marketing activities, the introduction of new product candidates, and the future market acceptance of our product candidates. In the event that additional financing is required from outside sources, we may not be able to raise such financing on terms acceptable to us or at all. If we are unable to raise additional capital when desired, our business, operating results and financial condition would be adversely affected.

Cash Flows

The following table sets forth the primary sources and uses of cash and cash equivalents for each of the periods presented below.

	Three Months Ended March 31,
(in thousands)	2015	2014
Net cash provided by (used in):
Operating activities	$46,457	$(74)
Investing activities	(293)	1,247
Financing activities	109	8

Net increase in cash and cash equivalents	$46,273	$1,181

Net cash provided by operating activities was $46.5 million for the three months ended March 31, 2015 compared to net cash used of $0.1 million for the three month period ended March 31, 2014. In February 2015, we entered into a Collaboration Agreement with Hospira to collaboratively develop PF582. Part of the agreement includes a one-time non-refundable payment of $51 million by Hospira to Pfenex, which we received in March 2015. The increase in cash for the quarter was offset by the use of cash primarily resulting from net losses associated with our research and development activities, which we anticipate to continue for the foreseeable future due to ongoing activities with our lead product candidates and product pipeline. In addition, we increased our general and administrative costs as a result of activities associated with operating as a publicly-traded company, which we anticipate to continue for the foreseeable future.

Net cash used in investing activities was $0.3 million for the three months ended March 31, 2015 compared to $1.2 million of net cash inflows for the three month period ended March 31, 2014. We had no maturities of short-term investments in the three month period ended March 31, 2015 compared to $1.3 million in maturities of short-term investments in the three month period ended March 31, 2014. We used $293 thousand and $3 thousand to purchase property and equipment in the three month periods ended March 31, 2015 and March 31, 2014, respectively.

Net cash provided by financing activities was $109 thousand for the three months ended March 31, 2015 compared to net cash provided of $8 thousand for the three month period ended March 31, 2014. This was primarily from the issuance of common stock in connection with the Employee Stock Purchase Plan and exercises of stock options.

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

In the normal course of business, we enter into contracts and agreements that contain a variety of representations and warranties and provide for general indemnifications, including our Strides Arcolab agreements described above. Our exposure under these agreements is unknown because it involves claims that may be made against us in the future, but have not yet been made. As of March 31, 2015, we have not paid any claims or been required to defend any action related to our indemnification obligations. However, we may record charges in the future as a result of these indemnification obligations.

Contractual Obligations and Commitments

There have been no significant changes during the three months ended March 31, 2015 to our contractual obligations disclosed in our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2014.

Recently Issued Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09 Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in ASC 605, Revenue Recognition. This ASU is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. The ASU as currently issued will be effective for us starting in the first quarter of fiscal year 2018 using one of two retrospective application methods. On April 1, 2015, the FASB voted to propose a one-year deferral to the effective date, but to permit entities to adopt one year earlier if they choose (i.e., the original effective date). The proposal will be subject to the FASB’s due process requirement, which includes a period for public comments. The new standard allows for two methods of adoption: (a) full retrospective adoption, meaning the standard is applied to all periods presented, or (b) modified retrospective adoption, meaning the cumulative effect of applying the new standard is recognized as an adjustment to the opening retained earnings balance. We are in the process of determining the adoption method as well as the effects the adoption will have on our condensed consolidated financial statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk in the ordinary course of our business. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of fluctuations in interest rates and foreign currency exchange rates. We do not hold or issue financial instruments for trading purposes.

Interest rate fluctuation risk

The primary objective of our investment activities is to preserve our capital to fund our operations. We also seek to maximize income from our cash and cash equivalents without assuming significant risk. To achieve our objectives, we invest our cash and cash equivalents in money market funds, treasury obligations, short term certificates of deposit and high-grade corporate securities, directly or through managed funds, with maturities of six months or less. As of March 31, 2015, we had cash and cash equivalents of $92.0 million consisting of cash of $51.1 million and investments of $40.9 million in highly liquid U.S. money market funds. In addition, we had $4.0 million in restricted cash all invested in highly liquid U.S. money market funds. A portion of our investments may be subject to interest rate risk and could fall in value if market interest rates increase. However, because our investments are primarily short-term in duration, we believe that our exposure to interest rate risk is not significant and a 100 basis point movement in market interest rates would not have a significant impact on the total value of our portfolio. We actively monitor changes in interest rates.

As of March 31, 2015, the total principal outstanding under our line of credit agreements was $3.8 million. The interest rates on our line of credit agreements bear interest at 2.00% above LIBOR, or a fixed interest rate ranging from 2.25% to 2.375% as of that date. If overall interest rates had increased by 10% during the periods presented, our interest expense would not have been materially affected.

Foreign currency exchange risk

We contract with CROs, investigational sites and suppliers in foreign countries. We are therefore subject to fluctuations in foreign currency rates in connection with these agreements. We do not hedge our foreign currency exchange rate risk. To date we have not incurred any material effects from foreign currency changes on these contracts. The effect of a 10% adverse change in exchange rates on foreign currency denominated cash and payables as of March 31, 2015 would not have been material. However, fluctuations in currency exchange rates could harm our business in the future.

Inflation risk

Inflation may affect us by increasing our cost of labor and clinical trial costs. We do not believe that inflation has had a material effect on our business, financial condition or results of operations for any period presented herein.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) prior to the filing of this quarterly report. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commissions’ rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of the end of the period covered by this quarterly report, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

Investing in our common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described below, together with all of the other information in this Quarterly Report on Form 10-Q, before making a decision to invest in our common stock. If any of the risks actually occur, our business, financial condition, operating results, and prospects could be materially and adversely affected. In that event, the price of our common stock could decline, and you could lose part or all of your investment.

Risks Relating to our Financial Condition and Need for Additional Capital

We have a limited operating history and expect to generate significant losses for the foreseeable future. If we do not generate significant revenue, we will not be profitable.

With the exception of one year, we have incurred annual net operating losses since inception, and to date have generated only limited revenue from government contracts, service agreements, collaboration agreements, and reagent protein product sales. We have recorded net losses of $6.0 million, $1.5 million, $9.8 million and $4.1 million for the three months ended March 31, 2015 and 2014 and the years ending December 31, 2014 and 2013, respectively, and had an accumulated deficit of $119.3 million and net working capital of $86.3 million as of March 31, 2015. We have funded our operations primarily through the sale and issuance of common stock in our initial public offering, our recent follow-on offering in April 2015, the sale and issuance of convertible preferred stock, our credit facility, and revenue from government contracts, service agreements, collaboration agreements and reagent protein product sales. As of March 31, 2015, we had capital resources consisting of cash and cash equivalents of $92.0 million. The sale and issuance of common stock in our initial public offering in July 2014, and the exercise of the underwriters’ option to purchase additional shares in August 2014, provided net proceeds of approximately $52.6 million before offering expenses of approximately $2.0 million. In April 2015, we completed a follow-on offering in which we raised additional net proceeds of approximately $37.0 million.

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

Since our inception, most of our resources have been dedicated to the preclinical and clinical development of our two most advanced biosimilar product candidates, PF582 and PF530. In the near term, we will incur substantial costs upon commencement of our Phase 3 trial for PF582 with Hospira, Inc., or Hospira. We believe that we will continue to expend substantial resources for the foreseeable future for the preclinical and clinical development of our current product pipeline, and the development of any other indications and product candidates we may choose to pursue, either alone or with our strategic collaboration partners. These expenditures will include costs associated with research and development, conducting preclinical studies and clinical trials, and manufacturing and supply as well as marketing and selling any products approved for sale. In addition, other unanticipated costs may arise. Because the outcome of any clinical trial is highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of PF582, PF530 and our pipeline of other product candidates and preclinical products under development.

We believe that our available cash and cash equivalents, including the proceeds from our IPO in 2014 and our follow-on offering in April 2015, availability under our existing credit facilities, and any revenue from our government contracts, service agreements, collaboration agreements, and reagent protein product sales will allow us to fund our operations through at least 24 months. In addition, we may seek additional capital due to favorable market conditions or strategic considerations; even if we believe we have sufficient funds for our current or future operating plans. Our future capital requirements may vary depending on the following:

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

In addition, our biosimilar products may face competition from companies that develop and commercialize biosimilars that compete directly with our products. See “Risks Related to Government Regulation-If other biosimilars of Lucentis or Betaseron are approved and successfully commercialized before PF582 or PF530, our business would suffer.”

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

Three collaboration partners accounted for more than 10% of our revenue in 2014 and 2012, and two collaboration partners accounted for more than 10% of our 2013 revenue. The Biomedical Advanced Research and Development Authority, or BARDA, the National Institute of Allergy and Infectious Diseases, or NIAID and Boehringer Ingelheim International GmbH each accounted for more than 10% of our revenue in 2014. In 2013, BARDA and Leidos each accounted for more than 10% of our revenue. In 2012, BARDA, Leidos and MedImmune, LLC each accounted for more than 10% of our revenue. Additionally, there was one additional entity accounting for more than 10% of our revenue in 2013; however, this was the result of a one-time transaction and is not expected to provide significant revenue going forward.

We have also entered into an agreement with Hospira to develop and commercialize PF582. The prospects for this product candidate depend in part on the expertise, development and commercial skills, and financial strength of Hospira.

The loss of any key collaboration partner or any significant adverse change in the size or terms of a contract with a key collaboration partner could significantly reduce our revenue over the short term. Moreover, having our revenue concentrated among a limited number of entities creates a concentration of financial risk for us, and in the event that any significant collaboration partner is unable to fulfill its payment obligations to us, our operating results and cash position would suffer. See “Risks Relating to our Reliance on Third Parties - We are substantially dependent on the expertise of Hospira and Strides Arcolab to develop and commercialize some of our product candidates. If we fail to maintain our current strategic relationship with Hospira and Strides Arcolab, our business, commercialization prospects and financial condition may be materially adversely affected.”

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

As of March 31, 2015, we had 43 full-time employees. Our management and personnel, systems and facilities currently in place may not be adequate to support this future growth. Therefore, we will need to continue to expand our managerial, operational, finance and other resources to manage our operations and clinical trials, continue our development activities and commercialize our product candidates, if approved. In order to effectively execute our growth strategy, we will be required to:

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

Although we have intellectual property related to expression of recombinant Protective Antigen in P. fluorescens, the U.S. government holds certain patents related to recombinant Protective Antigen, as well as certain rights to intellectual property related to other Px563L components such as adjuvants used to produce the final vaccine. We have rights to utilize this intellectual property held by the U.S. government by virtue of the fact that the development of our anthrax vaccine, Px563L, is funded by BARDA, within the Office of the Assistant Secretary for Preparedness and Response in the U.S. Department of Health and Human Services. In addition, the U.S. government holds certain intellectual property rights related to products developed under contracts (including “march-in” rights) with the U.S. government, which if exercised could materially impact our business, revenue and operating results with respect to Px563L and/or Px533.

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

Under the terms of the collaboration agreement, Hospira received exclusive licenses and rights and assumed responsibility for the manufacturing and commercialization of PF582, and is obligated to use commercially reasonable efforts to manufacture and commercialize PF582 in certain major markets globally. In consideration for the exclusive license and other rights contained in the collaboration agreement, we are eligible to receive up to $342 million in one-time payments, including a non-refundable payment of $51 million, which we received in March of 2015 upon receipt of antitrust approval, and up to $291 million upon the successful achievement of certain pre-commercial and commercial milestones, and double digit escalating royalties on annual sales of PF582. We will share the Phase 3 equivalence clinical trial costs with our share capped at $20 million, $10 million of which will be setoff as a credit against royalties payable to us unless the collaboration agreement is terminated prior to such setoff. We will also share the costs of seeking regulatory approval of PF582 and a certain portion of other costs that are related to PF582 and that may begin after any filings for regulatory approval of PF582 would be made. The collaboration agreement also includes an obligation for each of us and Hospira to offer the other an opportunity to co-develop any other ophthalmic biological product that inhibits vascular endothelial growth factor A, or VEGF-A. The collaboration agreement permits either party to terminate the agreement for the other party’s uncured material breach or for certain insolvency events. In addition, Hospira may terminate the collaboration agreement upon the occurrence of certain clinical or regulatory events. If the collaboration agreement terminates, then the license granted to Hospira would end, and the licensed rights to PF582 would revert to us, subject to Hospira’s right to sell its remaining inventory over a certain period.

For the products included in the Joint Development License Agreement, or JDLA, Strides Arcolab is responsible for development expenses up to Phase 3, at which time we will share in expenses and revenue going forward. Additionally, we will transfer the development, manufacture and commercialization of the products to a joint venture company jointly owned by us and Strides Arcolab upon completion of Phase 1 trials.

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

We have invested a significant portion of our time, financial resources and efforts in the development of our two most advanced biosimilar product candidates, PF582 and PF530. As of March 31, 2015, we have invested approximately $8.9 million in the development of these product candidates. The clinical and commercial success of our product candidates will depend on a number of factors, including the following:

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

Our ability to market our products in the United States may be significantly delayed or prevented by the BPCIA patent dispute resolution mechanism.

The Biologics Price Competition and Innovation Act of 2009, Title VII, Subtitle A of the Patent Protection and Affordable Care Act, Pub.L.No.111-148, 124 Stat.119, Sections 7001-02 signed into law March 23, 2010, and codified in 42 U.S.C. §262, or the BPCIA, created an elaborate and complex patent dispute resolution mechanism for biosimilars that could prevent us from launching our product candidates in the United States or could substantially delay such launches. The BPCIA mechanism required for 351(k) biosimilar applicants may pose greater risk as compared to the litigation risk to which we might be exposed under a traditional 351(a) BLA regulatory pathway.

The BPCIA mandates patent disclosure and briefing requirements that are demanding, time-sensitive and, to date, untested. The following is an overview of the patent exchange and patent briefing procedures required by the BPCIA:

1.	Disclosure of the Biosimilar Application. Within 20 days after the FDA publishes a notice that its application has been accepted for review, a 351(k) biosimilar applicant must provide a copy of its application to the originator.

2.	Identification of Pertinent Patents. Within 60 days of the date of receipt of the application the originator must identify patents owned or controlled by the originator which it believes could be asserted against the biosimilar applicant.

3.	Statement by the Biosimilar Applicant. Following the receipt of the originator’s patent list, the biosimilar applicant must state either that it will not market its product until the relevant patents have expired or alternatively provide its arguments that the patents are invalid, unenforceable or would not be infringed by the proposed biosimilar product candidate. The biosimilar applicant may also provide the originator with a list of patents it believes the brand-name firm could assert against the reference product.

4.	Statement by the Originator. In the event the biosimilar applicant has asserted that the patents are invalid, unenforceable or would not be infringed by the proposed follow-on product, the originator must provide the biosimilar applicant with a response within 60 days. The response must provide the legal and factual basis of the opinion that such patent will be infringed by the commercial marketing of the proposed biosimilar.

5.	Patent Resolution Negotiations. If the originator provides its detailed views that the proposed biosimilar would infringe valid and enforceable patents, then the parties are required to engage in good faith negotiations to identify which of the discussed patents will be the subject of a patent infringement action. If the parties agree on the patents to be litigated, the brand-name firm must bring an action for patent infringement within 30 days.

6.	Simultaneous Exchange of Patents. If those negotiations do not result in an agreement within 15 days, then the biosimilar applicant must notify the originator of how many patents (but not the identity of those patents) that it wishes to litigate. Within five days, the parties are then required to exchange lists identifying the patents to be litigated. The number of patents identified by the originator may not exceed the number provided by the biosimilar applicant. However, if the biosimilar applicant previously indicated that no patents should be litigated, then the originator may identify one patent.

7.	Commencement of Patent Litigation. The originator must then commence patent infringement litigation within 30 days. That litigation will involve all of the patents on the originator’s list and all of the patents on the follow-on applicant’s list. The follow-on applicant must then notify the FDA of the litigation. The FDA must then publish a notice of the litigation in the Federal Register.

8.	Notice of Commercial Marketing. The BPCIA requires the biosimilar applicant to provide notice to the originator 180 days in advance of its first commercial marketing of its proposed follow-on biologic. The originator is allowed to seek a preliminary injunction blocking such marketing based upon any patents that either party had preliminarily identified, but were not subject to the initial phase of patent litigation. The litigants are required to “reasonably cooperate to expedite such further discovery as is needed” with respect to the preliminary injunction motion.

Biosimilar companies such as ours have the option of applying for U.S. regulatory approval for our products under either a traditional 351(a) BLA approval route, or under the recently enacted streamlined 351(k) approval route established by the BPCIA. The factors underpinning such a decision are extremely complex and involve, among other things, balancing legal risk (in terms of, e.g., the degree and timing of exposure to potential patent litigation by the originator) versus regulatory risks (in terms of, e.g., the development costs and the differing scope of regulatory approval that may be afforded under 351(a) versus 351(k)).

A significant legal risk in pursuing regulatory approval under the 351(k) regulatory approval route is that the above-summarized patent exchange process established by the BPCIA could result in the initiation of patent infringement litigation prior to FDA approval of a 351(k) application, and such litigation could result in blocking the market entry of our products. In particular, while the 351(k) route is more attractive to us (versus 351(a)) for reasons related to development time and costs and the potential broader scope of eventual regulatory approval for our proposed biosimilar candidates, the countervailing risk in such a regulatory choice is that the complex patent exchange process mandated by the BPCIA could ultimately prevent or substantially delay us from launching our products in the United States.

Moreover, the disclosure process required in Step 1 of the process outlined above, which requires the biosimilar applicant to disclose not only the regulatory application but also the applicant’s manufacturing process, has the potential to afford originators an easier path than traditional infringement litigation for developing any factual grounds they may require to support allegations of infringement. The rules established in the BPCIA’s patent dispute procedures (versus the rules governing traditional patent infringement litigation) place biosimilar firms at a significant disadvantage by affording originators a much easier mechanism for factual discovery, thereby increasing the risk that a biosimilar product could be blocked from the market more quickly than under traditional patent infringement litigation processes.

Preparing for and conducting the patent exchange, briefing and negotiation process outlined above will require extraordinarily sophisticated legal counseling and extensive planning, all under extremely tight deadlines. Moreover, it may be difficult for us to secure such legal support if large, well-funded originators have already entered into engagements with highly qualified law firms or if the most highly qualified law firms choose not to represent biosimilar applicants due to their long standing relationships with originators. Furthermore, we could be at a serious disadvantage in this process as an originator company, such as competitors may be able to apply substantially greater legal and financial resources to this process than we could.

We are aware that some biosimilar companies, namely Sandoz and Celltrion, Inc. have engaged in legal challenges against originators to establish their right to bring declaratory judgment actions against such originators outside the complex framework of the BPCIA patent exchange rules in order to challenge the validity of the originators’ patents prior to the filing of any biosimilar regulatory application. For example, in the Sandoz case against the originator Amgen (relating to Sandoz’ proposed etanercept (Enbrel) biosimilar) the federal district court ruled that Sandoz did not have the right to bring a declaratory judgment action against Amgen to challenge the validity of certain Amgen-controlled patents directed to Enbrel, but instead determined that Sandoz must use the patent exchange mechanism established in the BPCIA. Sandoz appealed this decision to the United States Court of Appeals for the Federal Circuit, and on December 5, 2014 the Federal Circuit Court ruled that Sandoz had not met the legal requirements to pursue a declaratory judgment action against Amgen. The Federal Circuit court did not address whether the patent resolution mechanism established in the BPCIA would preclude Sandoz from filing its declaratory judgment action against Amgen if and when it files an FDA application under the BCPIA for its etanercept biosimilar.

In October 2014, Amgen filed suit in federal district court against Sandoz alleging that Sandoz unlawfully refused to follow the patent resolution provisions of the BPCIA in connection with Sandoz’ July 2014 regulatory approval application under 351(k) for its Neupogen (filgrastim) biosimilar, Zarxio. Amgen is seeking declaratory and injunctive relief. In October 2014 Amgen also filed a Citizen’s Petition with the FDA asking that the FDA require biosimilar applicants to comply with the BCPIA by providing to the reference product sponsor a copy of the biosimilar application accepted for review, together with information that fully describes the manufacture of the proposed biosimilar product, within 20 days after being informed by the FDA that the biosimilar application has been accepted for review. On March 19, 2015, the district court refused Amgen’s request to enjoin Sandoz’ launch of Zarxio and ruled that the patent resolution provisions of the BPCIA (summarized above in paragraphs 1 through 8) are optional insofar as it is permissible for a 351(k) applicant to decide not to provide its BLA and/or manufacturing information to the originator. The court also held that a biosimilar applicant need not wait until it receives BLA approval to provide the 180 prior day notice of commercial marketing set forth in the BPCIA provisions (see paragraph 8 above), but instead may provide such notice to the originator, if at all, prior to receiving FDA approval. On March 26, 2015, the FDA denied Amgen’s Citizen’s Petition.

While the ability to file declaratory judgment actions outside the framework of the BPCIA, or to treat the patent resolution mechanism of this framework as optional, may be attractive to us for addressing and resolving patent infringement risks prior to the expenditure of substantial development and regulatory costs, we see the potential for substantial risk that the federal appeals court could reverse the district court’s decision in the Amgen v. Sandoz case and instead rule that the patent resolution framework of the BCPIA is mandatory, and that Sandoz violated this framework by refusing to follow it. These pending court cases may ultimately require biosimilar applicants to test (or defend against) originator patents only in the BPCIA process, after they have filed for regulatory approval under 351(k). We believe this required order of events may expose biosimilar applicants to more patent litigation risk than they might otherwise be exposed to in litigation conducted outside the BPCIA framework, such as (i) under a regulatory application that we might choose to pursue under 351(a), where an originator would not be able to use the BPCIA procedures to potentially block the launch of a biosimilar product candidate; or (ii) under a 351(k) application in which federal court rulings may conclude it is permissible for biosimilar applicants to “opt out” of the BCPIA patent resolution mechanism, as has Sandoz in its 351(k) application for Zarxio.

Whether courts will ultimately view the BPCIA process as the sole and mandatory framework for a biosimilar entity and the originator to identify and potentially initiate patent litigation prior to launch of a biosimilar product remains highly uncertain. We see the potential for substantial risk that a final outcome to that effect in the Sandoz and Celltrion cases could increase patent infringement risks for companies, including ours, seeking to introduce biosimilar versions of originator products.

If we file a 351(k) regulatory approval application for one or more of our products, we may consider it necessary or advisable to adopt the strategy of selecting one or more patents of the originator to litigate in the above described BPCIA process (for example in steps 3 and 7, of the process, as outlined above), either to assert our non-infringement of such patents or to challenge their validity; but we may ultimately not be successful in that strategy and could be prevented from marketing the product in the United States.

Under the complex, untested and uncertain rules of the BPCIA patent provisions, coupled with the inherent uncertainty surrounding the legal interpretation of any originator patents that might be asserted against us in this new process, we see substantial risk that the BPCIA process may significantly delay or defeat our ability to market our products in the United States.

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

We intend to pursue market authorization globally. The European Union has, since October 2005, had a regulatory framework for the approval of biosimilar products and, as of December 31, 2014, has approved more than 20 biosimilar products. In the United States an abbreviated pathway for approval of biosimilar products was established by the Biologics Price Competition and Innovation Act of 2009, or BPCIA, enacted on March 23, 2010, as part of the Patient Protection and Affordable Care Act. The BPCIA established this abbreviated pathway under section 351(k) of the Public Health Service Act, or PHSA. Subsequent to the enactment of the BPCIA the FDA issued draft guidance regarding the demonstration of biosimilarity as well as the submission and review of biosimilar applications. However, the first biosimilar was just approved by the FDA on March 6, 2015. Moreover, market acceptance of biosimilar products in the U.S. is unclear. Numerous states are considering or have already enacted laws that regulate or restrict the substitution by state pharmacies of biosimilars for biological products already licensed by the FDA pursuant to BLAs, or “reference products”. Market success of biosimilar products will depend on demonstrating to patients, physicians, payors, and relevant authorities that such products are safe and efficacious compared to other existing products.

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

Biosimilar products may also be subject to extensive patent clearances and patent infringement litigation, which will likely delay and could prevent the commercial launch of a product. Moreover, the BPCIA prohibits the FDA from accepting an application for a biosimilar candidate to a reference product within four years of the reference product’s licensure by the FDA. In addition, the BPCIA provides innovative biologics with twelve years of exclusivity from the date of their licensure, during which time the FDA cannot approve any application for a biosimilar candidate to the reference product. For example, the FDA may not be able to approve any application that we or our collaborators submit for PF582 until twelve years after the original BLA for Lucentis was approved. However, in his proposed budget for fiscal year 2014, President Obama proposed to cut this twelve-year period of exclusivity down to seven years. He also proposed to prohibit additional periods of exclusivity due to minor changes in product formulations, a practice often referred to as “evergreening.” It is possible that Congress may take these or other measures to reduce or eliminate periods of exclusivity.

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

In addition, there has been a recent trend of increased federal and state regulation of payments made to physicians and other healthcare providers. The Affordable Care Act, among other things, imposed new reporting requirements on drug manufacturers for payments made by them to physicians and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members. Failure to submit required information may result in civil monetary penalties of up to an aggregate of $150,000 per year (or up to an aggregate of $1 million per year for “knowing failures”), for all payments, transfers of value or ownership or investment interests that are not timely, accurately and completely reported in an annual submission. Drug manufacturers must submit reports by the 90th day of each calendar year. Certain states also mandate implementation of commercial compliance programs, impose restrictions on device manufacturer marketing practices and/or require the tracking and reporting of gifts, compensation and other remuneration to physicians.

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

A failure to adequately protect individually identifiable health information could result in severe harm to our reputation and subject us to significant liabilities, each of which could have a material adverse effect on our business.

Throughout the clinical trial process, we may obtain the identifiable health information of our trial subjects. There are a number of state, federal and international laws protecting the privacy and security of health information and personal data, some of which we may be subject to. The Health Insurance Portability and Accountability Act of 1996, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, and their implementing regulations (collectively referred to as HIPAA) imposes limitations on the use and disclosure of individually identifiable health information by healthcare providers conducting certain electronic transactions, healthcare clearinghouses, and health insurance plans, collectively referred to as covered entities. HIPAA also imposes compliance obligations and corresponding penalties for non-compliance on certain individuals and entities that provide services to or perform certain functions on behalf of healthcare providers and other covered entities involving the use or disclosure of individually identifiable health information, collectively referred to as business associates. HIPAA imposes mandatory civil and criminal penalties for violations of its requirements, with mandatory penalties ranging up to $50,000 per violation, with a maximum civil penalty of $1.5 million in a calendar year for violations of the same requirement. However, a single breach incident can result in violations of multiple requirements, resulting in possible penalties well in excess of $1.5 million. HIPAA also authorizes state attorneys general to bring civil actions for violations of HIPAA on behalf of their state’s residents. HIPAA also contains notification requirements to federal regulators, and in some cases local and national media, when covered entities or business associates experience breaches of unsecured protected health information. Notification is not required under HIPAA if the health information that is improperly used or disclosed is deemed secured in accordance with certain encryption or other standards developed by the U.S. Department of Health and Human Services, or HHS. While we are not currently classified as a covered entity or business associate under HIPAA, and thus are not subject to its requirements, we do maintain sensitive identifiable personal information, including health information. As such, we may be subject to state laws requiring notification of affected individuals and state regulators in the event of a breach of personal information, which is a broader class of information than the health information protected by HIPAA. Many state laws impose significant data security requirements, such as encryption or mandatory contractual terms to ensure ongoing protection of personal information. Activities outside of the U.S. implicate local and national data protection standards, impose additional compliance requirements and generate additional risks of enforcement for noncompliance. The EU’s Data Protection Directive and other data protection, privacy and similar national, state/provincial and local laws may also restrict the access, use and disclosure of patient health information abroad. We may be required to expend significant capital and other resources to ensure ongoing compliance with applicable privacy and data security laws, to protect against security breaches and hackers or to alleviate problems caused by such breaches.

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

Our stock is currently traded on NYSE MKT, but we can provide no assurance that we will be able to maintain an active trading market on NYSE MKT or any other exchange in the future. The trading volume of our stock tends to be low relative to our total outstanding shares, and we have several stockholders, including affiliated stockholders, who hold substantial blocks of our stock. As of March 31, 2015, we had 20,522,557 shares of common stock outstanding, and stockholders holding at least 5% of our stock, individually or with affiliated persons or entities, collectively beneficially owned or controlled approximately 59% of such shares before our follow-on offering. As of May 1, 2015, we had 23,132,557 shares of common stock outstanding, and stockholders holding at least 5% of our stock, individually or with affiliated persons or entities, collectively beneficially owned or controlled approximately 58% of such shares. Sales of large numbers of shares by any of our large stockholders could adversely affect our trading price, particularly given our relatively small historic trading volumes. If stockholders holding shares of our common stock sell, indicate an intention to sell, or if it is perceived that they will sell, substantial amounts of their common stock in the public market, the trading price of our common stock could decline.

Since shares of our common stock were sold in our initial public offering in July 2014 at a price of $6.00 per share, our stock price has ranged from $5.28 to $19.95 through April 23, 2015. In addition to the factors discussed in this “Risk Factors” section and elsewhere in this Quarterly Report on Form 10-Q, factors that may cause volatility in our share price include:

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

We may be subject to securities litigation, which is expensive and could divert management attention.

The market price of our common stock has been and will likely continue to be volatile, and in the past companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. We may be the target of this type of litigation in the future. Securities litigation against us could result in substantial costs and divert our management’s attention from other business concerns, which could seriously harm our business.

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

If we sell shares of our common stock in future financings, stockholders may experience immediate dilution and, as a result, the market price of our common stock may decline.

We may from time to time issue additional shares of common stock at a discount from the current trading price of our common stock. As a result, our stockholders would experience immediate dilution upon the purchase of any shares of our common stock sold at such discount. In addition, as opportunities present themselves, we may enter into financing or similar arrangements in the future, including the issuance of debt securities, preferred stock or common stock. If we issue common stock or securities convertible into common stock, our common stockholders would experience additional dilution and, as a result, the market price of our common stock may decline.

Sales of substantial amounts of our common stock in the public markets, or the perception that such sales might occur, could reduce the price that our common stock might otherwise attain and may dilute your voting power and your ownership interest in us.

Sales of a substantial number of shares of our common stock in the public market or the perception that these sales might occur, could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. We are unable to predict the effect that sales may have on the prevailing market price of our common stock.

We, along with our directors, executive management team and the selling stockholders in our follow-on offering have agreed that for a period of 90 days after the date of our final prospectus that was filed with the SEC on April 24, 2015, subject to specified exceptions, we or they will not offer, sell, contract to sell, pledge or otherwise dispose of, directly or indirectly, any of our common stock. Subject to certain limitations, approximately 6.8 million shares of our common stock will become eligible for sale upon expiration of such lock-up period. Shares issued or issuable upon exercise of options vested as of the expiration of the lock-up period will also be eligible for sale at that time. Sales of shares by these stockholders upon expiration of the lock-up period could have a material adverse effect on the trading price of our common stock.

Certain holders of our common stock are entitled to rights with respect to the registration of their shares under the Securities Act subject to the 90-day lock-up arrangement described above. Registration of these shares under the Securities Act would result in the shares becoming freely tradable without restriction under the Securities Act, except for shares held by our affiliates as defined in Rule 144 under the Securities Act. Any sales of securities by these stockholders could have a material adverse effect on the trading price of our common stock.

Furthermore, certain our executive officers have adopted, and other directors and executive officers may in the future adopt, written plans, known as “Rule 10b5-1 Plans,” under which they have contracted, or may in the future contract, with a broker to sell shares of our common stock on a periodic basis to diversify their assets and investments. Sales of substantial amounts of our common stock in the public markets following the release of the lock-up agreements or otherwise, including, but not limited to, sales made by our executive officers and directors pursuant to Rule 10b5-1 Plans, or the perception that these sales could occur, could cause the market price of our common stock to decline.

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

We have taken advantage of reduced reporting burdens in our reports filed with the Securities and Exchange Commission, or SEC. In addition, the JOBS Act provides that an emerging growth company can take advantage of an extended transition period for complying with new or revised accounting standards, delaying the adoption of these accounting standards until they would apply to private companies. We have elected to avail ourselves of this exemption and, as a result, our financial statements may not be comparable to the financial statements of reporting companies who are required to comply with the effective dates for new or revised accounting standards that are applicable to public companies. We cannot predict whether investors will find our common stock less attractive as a result of our reliance on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and the market price of our common stock may be reduced or more volatile.

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

We have undertaken, but have not completed, an IRC Section 382/383 analysis regarding the limitation of net operating losses and research and development credits carryforwards. Based on the analysis completed to date, we believe that the net operating losses and research and development credits can be utilized in 2015 to offset the taxable income resulting from the $51 million upfront payment from Hospira. We plan to update our tax footnote and disclosures once the analysis is completed. We will have a deferred tax asset for the difference between the income recognized for book and tax. The future reversal of the deferred revenue will provide for a carryback to 2015 for any amounts recognized for books in 2016 and 2017, estimated to be about $8 million. The future reversal of this temporary difference is a source of income when evaluating the deferred tax asset and valuation allowance. Our taxable income, after net operating losses, is estimated to be $4 million for 2015 and no tax provision, other than alternative minimum tax, will be recorded in 2015 since the taxable income is less than the sources of income related to the reversal of the temporary differences arising in the carryback period. We will owe alternative minimum tax for 2015, which is being recorded as tax expense.

We will incur increased costs as a result of operating as a public company and our management will be required to devote substantial time to new compliance initiatives and corporate governance practices including maintaining an effective system of internal control over financial reporting.

As a public company, and increasingly after we are no longer an “emerging growth company,” we will incur significant legal, accounting and other expenses that we did not incur as a private company. In addition, the Sarbanes-Oxley Act and rules subsequently implemented by the SEC, and the NYSE MKT impose numerous requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. Also, the Securities Exchange Act of 1934, as amended, or the Exchange Act, requires, among other things, that we file annual, quarterly and current reports with respect to our business and operating results. Our management and other personnel will need to devote a substantial amount of time to comply with these laws and regulations. These requirements have increased and will continue to increase our legal, accounting, and financial compliance costs and have made and will continue to make some activities more time consuming and costly. For example, we expect these rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to incur substantial costs to maintain the same or similar coverage. These rules and regulations could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors or our board committees or as executive officers.

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

As of March 31, 2015, our executive officers, directors and stockholders who owned more than 5% of our outstanding common stock and their respective affiliates beneficially owned or controlled approximately 63% of the outstanding shares of our common stock. As of May 1, 2015, our executive officers, directors and stockholders who owned more than 5% of our outstanding common stock and their respective affiliates beneficially owned or controlled approximately 62% of the outstanding shares of our common stock. Accordingly, these executive officers, directors and stockholders and their respective affiliates, acting as a group, have substantial influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets or any other significant corporate transactions. These stockholders may therefore delay or prevent a change of control of us, even if such a change of control would benefit our other stockholders. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.

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

We have broad discretion in the use of the net proceeds from our public offerings and may not use them effectively.

We have broad discretion as to how to spend and invest the proceeds from our initial public offering and our April 2015 public offering, and we may spend or invest these proceeds in a way with which our stockholders disagree. Accordingly, investors will need to rely on our judgment with respect to the use of these proceeds and these uses may not yield a favorable return to our stockholders. In addition, until the net proceeds are used, they may be placed in investments that do not produce significant income or that may lose value.

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

None.

(b) Use of Proceeds from Public Offering of Common Stock

On July 23, 2014, our Registration Statement on Form S-1, as amended (Reg. No. 333- 196539) was declared effective in connection with the IPO of our common stock, pursuant to which we sold 9,429,084 shares of our common stock (inclusive of 1,095,751 shares of common stock from the exercise of the underwriters’ option to purchase additional shares) at a public offering price of $6.00 per share. In connection with the closing of the IPO, (i) all shares of convertible preferred stock outstanding automatically converted into 8,634,857 shares of common stock, (ii) we issued 1,217,784 shares of our common stock to holders of our convertible preferred stock in connection with the payment of all accrued and unpaid dividends through July 28, 2014, (iii) we repurchased 423,185 shares of our common stock at a purchase price of $0.31 per share in connection with the completion of this offering, pursuant to the amended and restated subscription agreement, dated May 2, 2014, entered into with certain stockholders, including Signet Healthcare Partners Accredited Partnership III, LP and Signet Healthcare Partners QP Partnership III, LP, and (iv) members of our executive management team including Bertrand Liang, Patrick Lucy, and Henry Talbot forfeited an aggregate of 100,000 shares of common stock. In connection with our IPO, we received net proceeds of approximately $52.6 million after underwriting discounts of approximately $4.0 million, but before offering expenses of approximately $2.0 million. William Blair & Company, L.L.C. and JMP Securities LLC acted as joint book-running managers for the offering, and Mizuho Securities USA Inc. acted as co-manager. No payments for such expenses were made directly or indirectly to (i) any of our officers or directors or their associates, (ii) any persons owning 10% or more of any class of our equity securities, or (iii) any of our affiliates.

As previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014, we recently entered into a collaboration agreement with Hospira, and based on our anticipated development plan for PF582 with our collaboration partner, we expect that we will use up to $20 million for the development of PF582 and the remainder to conduct clinical development of other product candidates and for general working capital purposes. This represents a change from our planned use of proceeds as described in our final prospectus filed with the SEC pursuant to Rule 424(b) on July 24, 2014.

On April 23, 2015, our Registration Statements on Form S-1 (File Nos. 333-203418 and 333-203600) were declared effective by the SEC for our follow-on public offering of common stock. The transaction formally closed on April 29, 2015. In conjunction with the offering, we issued 2,610,000 shares of common stock, and certain existing stockholders of Pfenex sold 4,140,000 shares of common stock, at an offering price of $15.50 per share. Barclays Capital Inc., Evercore Group L.L.C., and William Blair & Company, L.L.C. acted as the underwriters. We received aggregate proceeds of approximately $37.0 million, net of underwriting discounts, commissions and estimated offering-related transaction costs. There has been no material change in the planned use of proceeds from our public offering as described in our final prospectus filed with the SEC on April 24, 2015 pursuant to Rule 424(b).

(c) Issuer Purchases of Equity Securities

We did not repurchase any shares of our common stock during the three months ended March 31, 2015.

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

PFENEX INC.

Dated: May 14, 2015	By:	/s/ Bertrand C. Liang
Bertrand C. Liang
President and Chief Executive Officer
(Principal Executive Officer)

Dated: May 14, 2015	By:	/s/ Paul A. Wagner
Paul A. Wagner
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Incorporated by Reference Herein
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date

10.1	Credit Agreement, dated May 1, 2012, as amended between the Registrant and Wells Fargo Bank, National Association.	S-1	333-203418	10.16	4/15/2015

10.2	Revolving Line of Credit Note, dated May 1, 2012, between the Registrant and Wells Fargo Bank, National Association.	S-1	333-203418	10.19	4/15/2015

10.3	Revolving Line of Credit Note, dated June 24, 2013, between the Registrant and Wells Fargo Bank, National Association.	S-1	333-203418	10.21	4/15/2015

10.4+	Modification No. 5, effective April 5, 2015, to Contract Agreement, dated September 27, 2012, between the Registrant and the National Institutes of Health.	S-1/A	333-203418	10.34	4/15/2015

10.5+	Development and License Agreement, dated February 9, 2015, between the Registrant and Hospira Bahamas Biologics Ltd.	S-1/A	333-203418	10.35	4/23/2015

10.6#	Modification No. 11, effective January 5, 2015, to Contract Agreement dated July 30, 2010, between Registrant and the United States Department of Health and Human Services

31.1#	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2#	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

+	Portions of the exhibit have been omitted pursuant to an order granted by the Securities and Exchange Commission for confidential treatment.
#	Filed herewith.
**	The information in this exhibit is furnished and deemed not filed with the Securities and Exchange Commission for purposes of section 18 of the Exchange Act of 1934, as amended (the “Exchange Act”), and is not to be incorporated by reference into any filing of Pfenex Inc. under the Securities Act of 1933, as amended (the “Securities Act”), or the Exchange Act, whether made before or after the date hereof, regardless of any general incorporation language in such filing.