Form 10-Q
period 2015-06-30
Pfenex Inc.
filed 2015-08-13
CIK 1478121

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

As of August 3, 2015, the registrant had 23,192,922 shares of Common Stock ($0.001 par value) outstanding.

PFENEX INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

PFENEX INC.

Condensed Consolidated Balance Sheets

	June 30, 2015 (unaudited)	December 31, 2014
	(in thousands)
Assets
Current assets
Cash and cash equivalents	$122,999	$45,722
Accounts and unbilled receivables, net	1,430	1,584
Inventories	31	23
Income tax receivable	384	402
Deferred income taxes	3,281	3,281
Other current assets	2,347	1,753

Total current assets	130,472	52,765
Restricted cash	3,957	3,955
Income tax receivable	918	—
Property and equipment, net	2,684	2,310
Other long term assets	53	53
Intangible assets, net	6,097	6,363
Goodwill	5,577	5,577

Total assets	$149,758	$71,023

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$1,727	$1,129
Accrued liabilities	4,730	2,633
Current portion of deferred revenue	3,832	201
Line of credit obligation	—	3,813

Total current liabilities	10,289	7,776
Deferred revenue, less current portion	46,121	—
Deferred tax liability	3,281	3,281
Line of credit obligation	3,813	—
Other long-term liabilities	68	92

Total liabilities	63,572	11,149
Commitments and contingencies (Note 8)
Stockholders’ equity
Preferred stock, $0.001 par value, 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value, 200,000,000 shares authorized; 23,187,322 and 20,405,066 shares issued and outstanding at June 30, 2015 and December 31, 2014, respectively	24	21
Additional paid-in capital	211,405	173,141
Accumulated deficit	(125,243)	(113,288)

Total stockholders’ equity	86,186	59,874

Total liabilities and stockholders’ equity	$149,758	$71,023

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PFENEX INC.

Condensed Consolidated Statements of Operations

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2015	2014	2015	2014
Revenue	$2,290	$3,266	$4,265	$5,824
Cost of revenue	921	2,544	2,229	4,452

Gross profit	1,369	722	2,036	1,372

Operating expense
Selling, general and administrative	3,688	2,024	7,579	3,519
Research and development	3,610	860	6,419	1,538

Total operating expense	7,298	2,884	13,998	5,057

Loss from operations	(5,929)	(2,162)	(11,962)	(3,685)
Other income (expense), net	(33)	(21)	47	(39)

Net loss before income taxes	(5,962)	(2,183)	(11,915)	(3,724)
Income tax expense	(21)	—	(40)	(1)

Net loss	$(5,983)	$(2,183)	$(11,955)	$(3,725)

Effective preferred stock dividends	$—	$(447)	$—	$(882)

Net loss attributable to common stockholders	$(5,983)	$(2,630)	$(11,955)	$(4,607)

Net loss per common share basic and diluted	$(0.27)	$(1.67)	$(0.56)	$(2.95)

Weighted-average common shares used to compute basic and diluted net loss per share	22,460	1,571	21,467	1,560

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PFENEX INC.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Six Months Ended June 30,
	2015	2014
	(in thousands)
Cash flows from operating activities
Net loss	$(11,955)	$(3,725)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation and amortization	257	233
Amortization of intangible assets	266	265
Stock-based compensation expense	744	84
Loss on disposal of property and equipment	30	—
Changes in operating assets and liabilities
Accounts and unbilled receivables	154	2,106
Inventories	(8)	8
Other current assets	(594)	(1,235)
Other long term assets	—	95
Accounts payable	598	(677)
Accrued expenses	2,073	1,617
Deferred revenue	49,752	(256)
Income tax receivable	(900)	(3)

Net cash provided by (used in) operating activities	40,417	(1,488)

Cash flow from investing activities
Sales/maturities of investments	—	1,250
Acquisitions of property and equipment	(661)	(6)

Net cash (used in) provided by investing activities	(661)	1,244

Cash flows from financing activities
Borrowings under line of credit agreement	—	223
Restricted cash	(2)	(1)
Proceeds from exercise of stock options and other stock issuances	127	9
Proceeds from issuance of common stock from secondary offering	37,396	—

Net cash provided by financing activities	37,521	231

Net increase (decrease) in cash and cash equivalents	77,277	(13)
Cash and cash equivalents
Beginning of period	45,722	3,954

End of period	$122,999	$3,941

Supplemental schedule of cash flow information
Cash paid for interest	$60	$43
Cash paid for taxes	$208	$13
Non-cash financing transactions
Accretion of preferred stock redemption value	$—	$760

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PFENEX INC.

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2015

1. Organization and Summary of Significant Accounting Policies

Business Activities and Organization

Pfenex Inc. (“Company” or “Pfenex”) was incorporated in the state of Delaware in 2009. The Company is a clinical-stage biotechnology company engaged in the development of biosimilar therapeutics and other high value and difficult-to-manufacture proteins. The Company’s lead product candidate is PF582, a biosimilar candidate to Lucentis (ranibizumab). Lucentis is marketed by Genentech, Inc. a wholly-owned member of the Roche Group and Novartis AG, for the treatment of patients with retinal diseases. The Company is currently conducting a Phase 1b/2a trial in patients with wet age-related macular degeneration, or wet AMD, with its collaboration partner, Hospira, Inc. (“Hospira”). Hospira is responsible for determining the need for and timing of any interim analysis for the Phase 1b/2a trial. The Company expects to commence a comparative clinical study with Hospira in 2016. Hospira will be responsible for the manufacturing and commercialization of PF582 globally upon successful receipt of marketing approval. The Company’s next most advanced product candidate is PF530, a biosimilar candidate to Betaseron (interferon beta-1b), marketed by Bayer AG for the treatment of multiple sclerosis. The Phase 1 trial for PF530 was initiated in March 2015. The Company believes it is the most advanced in global development of these biosimilar product candidates. In addition to the Company’s two lead product candidates, its pipeline includes five other biosimilar candidates as well as vaccine, generic and next generation biologic candidates. The Company filed the Investigational New Drug (“IND”) application for its recombinant anthrax vaccine at the end of 2014.

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

Follow-on Public Offering

In April 2015, the Company completed a follow-on public offering pursuant to which it sold 2,610,000 shares of its common stock at a price to the public of $15.50 per share. In addition, certain existing stockholders sold 4,140,000 shares of common stock in the underwritten public offering at the same per-share price. The total proceeds the Company received from the offering were approximately $38.0 million, net of underwriting discounts and commissions of approximately $2.4 million. After deducting estimated offering expenses of approximately $0.6 million, net proceeds to the Company were $37.4 million.

Subsidiary – Pfenex Limited

In May 2015, the Company initiated the process to voluntarily strike off and dissolve the subsidiary in the UK. An application was submitted to the UK Registrar of Companies to voluntarily strike off the company from the UK Register of Companies and dissolve the company. A formal notice to strike off and dissolve the company was published in the London Gazette in early June 2015. The voluntary strike off and dissolution of the company is expected to be finalized in early September 2015. During this time, there has been no activity in the subsidiary and therefore no intercompany relationship requiring inclusion in the accompanying unaudited condensed consolidated financial statements.

The UK subsidiary was formed in December 2013 to assist with its strategy of approaching the regulatory authorities in the EU for its pipeline products.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements, which include the Company’s wholly-owned subsidiary, have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions of the Securities and Exchange Commission (“SEC”) on Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by U.S. GAAP for complete financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments necessary, which are of a normal and recurring nature, for the fair presentation of the Company’s financial position and of the results of operations and cash flows for the periods presented. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, as filed with the SEC. The results of operations for the interim period shown in this report are not necessarily indicative of the results that may be expected for any other interim period or for the full year.

Segments

The Company operates in one segment. Management uses one measurement of profitability and does not segregate its business for internal reporting. All long-lived assets are maintained at the Company’s facility in the United States.

Use of Estimates

The preparation of the accompanying unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Estimates have been prepared on the basis of the most current and best available information. However, actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments that are readily convertible into cash and have an original maturity of three months or less at the time of purchase to be cash equivalents.

Restricted Cash

In May 2012, the Company entered into a revolving line of credit agreement with Wells Fargo Bank, National Association (“Wells Fargo”) under which the Company may borrow up to $1.5 million. Additionally, the Company entered into a second line of credit with Wells Fargo in June 2013 under which the Company may borrow up to $2.4 million. At June 30, 2015, the two lines of credit (“LOCs”) were secured by a security interest of first priority in favor of Wells Fargo in all funds deposited in two of the Company’s money market accounts held at Wells Fargo. Restrictions on the money market accounts will be removed when the LOCs are paid in full and have expired. When the LOCs terminate, all outstanding amounts become due and payable on July 1, 2018.

Concentrations

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents, investments and accounts and unbilled receivables. The Company has established guidelines intended to limit its exposure to credit risk by placing investments with high credit quality financial institutions, diversifying its investment portfolio and placing investments with maturities that help maintain safety and liquidity. All cash and cash equivalents were held at two major financial institutions as of June 30, 2015 and December 31, 2014. For the Company’s cash position of $127.0 million as of June 30, 2015, which includes restricted cash of $4.0 million, the Company has exposure to credit loss for amounts in excess of insured limits in the event of non-performance by the institutions; however, the Company does not anticipate non-performance.

Additional credit risk is related to the Company’s concentration of receivables. As of June 30, 2015 and December 31, 2014, receivables were concentrated among three customers representing 89% and 95% of total net receivables, respectively. For the three month period ended June 30, 2015, revenue was concentrated among four customers, including the Company’s collaborative partner, representing 92% of total revenues and two customers representing 80% for the three months ended June 30, 2014. For the six month period ended June 30, 2015, revenue was concentrated among four customers, including the Company’s collaborative partner, representing 83% of total revenues and two customers representing 78% for the six months ended June 30, 2014. There were no supplier concentrations.

A portion of revenue is earned from sales outside the United States. Non-U.S. revenue is denominated in U.S. dollars. A breakdown of the Company’s net revenue from U.S. and non-U.S. sources for the three and six months ended June 30, 2015 and 2014 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2015	2014	2015	2014
US Revenue	$1,734	$2,931	$3,342	$5,158
Non-US Revenue	556	335	923	666

	$2,290	$3,266	$4,265	$5,824

During the three and six months ended June 30, 2015, revenue earned from non-recurring sales in Japan accounted for 21% and 16% of the Company’s revenue, respectively. During the three and six months ended June 30, 2014, no single foreign country accounted for more than 10% of the Company’s revenue.

Inventories

Inventories consist of finished goods and are valued at the lower of cost or market. The Company regularly reviews inventories on hand to identify any inventory that has become obsolete or has a cost basis in excess of its expected net realizable value, as well as any inventory quantities in excess of expected requirements. No write-downs were recorded during the six months ended June 30, 2015 or 2014.

Revenue

The Company’s revenue is related to the monetization of its protein production platform through collaboration agreements, service agreements, government contracts and sales of reagent protein products which may provide for various types of payments, including upfront payments, funding of research and development, milestone payments, intellectual property access fees and licensing fees. The Company’s revenue generating agreements also include potential revenues for achieving milestones and for product royalties.

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

Revenues under service agreements are recorded as services are performed. These agreements do not require scientific achievement as a performance obligation and provide for payment when services are rendered. All such revenue is nonrefundable. Upfront, nonrefundable payments for license fees, exclusivity and feasibility services received in excess of amounts earned are classified as deferred revenue and recognized as income over the contract term or period of performance based on the nature of the related agreement.

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

The Company assesses milestone payments on an individual basis and recognizes revenue from nonrefundable milestone payments when the earnings process is complete and the payment is reasonably assured. Nonrefundable milestone payments related to arrangements under which the Company has continuing performance obligations are recognized as revenue upon achievement of the associated milestone, provided that (i) the milestone event is substantive and its achievability was not reasonably assured at the inception of the agreement and (ii) the amount of the milestone payment is reasonable in relation to the effort expended or the risk associated with the milestone event. Where separate milestone payments do not meet these criteria, the Company recognizes revenue using a contingency-adjusted performance model over the period of performance. For the three and six months ended June 30, 2015 and 2014, no revenue in connection with the achievement of milestones has been recognized.

The Company’s reagent protein products are comprised of internally developed reagent protein products and those purchased from original manufacturers for resale. Revenues for reagent product sales are reflected net of attributable sales tax. The Company generally offers a 30 day return policy. The Company recognizes reagent product revenue from product sales when it is realized or realizable and earned. Revenue is realized or realizable and earned when all of the following criteria are met: (1) persuasive evidence of an arrangement exists, (2) delivery has occurred or services have been rendered, (3) the Company’s price to the buyer is fixed or determinable, and (4) collectability is reasonably assured. Revenue from sales transactions where the buyer has the right to return the product is recognized at the time of sale only if: (1) the Company’s price to the buyer is substantially fixed or determinable at the date of sale, (2) the buyer has paid the Company, or the buyer is obligated to pay the Company and the obligation is not contingent on resale of the product, (3) the buyer’s obligation to the Company would not be changed in the event of theft or physical destruction or damage of the product, (4) the buyer acquiring the product for resale has economic substance apart from that provided by the Company, (5) the Company does not have significant obligations for future performance to directly bring about resale of the product by the buyer, and (6) the amount of future returns can be reasonably estimated. As of June 30, 2015, the Company has had minimal product returns related to reagent protein product sales. However, given the nature of the products, the Company has recorded reserves of $26 thousand and $10 thousand for warranty and return rights at June 30, 2015 and December 31, 2014, respectively. The reserve is a component of accounts and unbilled receivables, net in the accompanying unaudited condensed consolidated balance sheets. Revenue under arrangements where the Company outsources the cost of fulfillment to third parties is evaluated as to whether the related amounts should be recorded gross or net. The Company records amounts collected from the customer as revenue, and the amounts paid to suppliers as cost of revenue when it holds all or substantially all of the risks and benefits related to the product or service. For transactions where the Company does not hold all or substantially all the risk, the Company uses net reporting and therefore records the transaction as if the end-user made a purchase from the supplier with the Company acting as a sales agent.

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) amended the existing accounting standards for revenue recognition, which outlines a comprehensive revenue recognition model and supersedes most current revenue recognition guidance. The new standard requires a company to recognize revenue upon transfer of goods or services to a customer at an amount that reflects the expected consideration to be received in exchange for those goods or services. The amended guidance defines a five-step approach for recognizing revenue, which may require a company to use more judgment and make more estimates than under the current guidance. The amended guidance as currently issued will be effective for the Company starting in 2019. The new standard allows for two methods of adoption: (a) full retrospective adoption, meaning the standard is applied to all periods presented, or (b) modified retrospective adoption, meaning the cumulative effect of applying the new standard is recognized as an adjustment to the opening retained earnings balance. The Company is in the process of determining the adoption method as well as the effects the adoption will have on its condensed consolidated financial statements.

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

Level 1	Observable inputs such as quoted prices in active markets for identical assets or liabilities. Level 1 assets at June 30, 2015 and December 31, 2014 included the Company’s cash, cash equivalents and investments in certificates of deposit. There were no Level 1 liabilities;

Level 2	Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly. The Company had no Level 2 assets or liabilities at June 30, 2015 or December 31, 2014; and

Level 3	Unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of assets or liabilities in which there is little or no market data. The Company had no Level 3 assets or liabilities at June 30, 2015 or December 31, 2014.

The fair value measurements of the Company’s cash equivalents and investments, which are measured at fair value on a recurring basis as of June 30, 2015 and December 31, 2014, were determined using the inputs described above and are as follows:

	Total	Fair Value Measurements at Reporting Date Using
(in thousands)		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2015
Cash and money market funds	$126,956	$126,956	$—	$—

Total	126,956	126,956	—	—
Less cash, cash equivalents and restricted cash	(126,956)	(126,956)	—	—

Total investments	$—	$—	$—	$—

December 31, 2014
Cash and money market funds	$49,677	$49,677	$—	$—

Total	49,677	49,677	—	—
Less cash, cash equivalents and restricted cash	(49,677)	(49,677)	—	—

Total investments	$—	$—	$—	$—

Cash and money market funds include restricted cash, which is included in non-current assets on the balance sheets.

3. Property and Equipment

Property and equipment consisted of the following:

(in thousands)	June 30, 2015	December 31, 2014
Furniture and equipment	$171	$157
Computers and IT equipment	228	190
Purchased software	728	686
Lab and research equipment	3,057	2,837
Leasehold improvements	450	348
Construction in progress	136	—
Other fixed assets	64	35

Total property and equipment, gross	4,834	4,253
Less: accumulated depreciation and amortization	(2,150)	(1,943)

Total property and equipment, net	$2,684	$2,310

Total depreciation and amortization expense was included in selling, general and administrative expenses and research and development in the accompanying condensed consolidated statements of operations as follows:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2015	2014	2015	2014
Selling, general and administrative	$62	$100	$131	$192
Research and development	69	17	126	41

Total depreciation and amortization expense	$131	$117	$257	$233

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

5. Intangible Assets

Intangible assets consisted of the following:

(in thousands)	June 30, 2015	December 31, 2014
Customer relationships	$3,750	$3,750
Developed technology	4,400	4,400
Trade names	910	910

Gross intangible assets	9,060	9,060
Less: Accumulated amortization	(2,963)	(2,697)

Total intangible assets, net	$6,097	$6,363

Amortization expense was $0.1 million for each of the three months ended June 30, 2015 and 2014 and $0.3 million for each of the six months ended June 30, 2015 and 2014. Amortization expense is included within selling, general and administrative expense in the accompanying condensed consolidated statements of operations. As of June 30, 2015, estimated amortization expense for the next five years amounts to approximately $0.5 million per year.

6. Accrued Liabilities

Accrued liabilities consisted of the following:

(in thousands)	June 30, 2015	December 31, 2014
Accrued vacation	$432	$379
Deferred rent	367	247
Accrued bonuses	587	913
Other accrued employee-related liabilities	333	125
Accrued professional fees	329	221
Accrued supplier liability	590	198
Accrued subcontractor costs	1,771	292
Other accrued liabilities	321	258

	$4,730	$2,633

7. Lines of Credit Obligation

The Company previously entered into two Revolving Line of Credit agreements with Wells Fargo (“LOCs”), the first of which was entered into in May 2012 (“2012 LOC”) and the second in June 2013 (“2013 LOC”). The maximum capacity for the 2012 LOC and 2013 LOC was $1.5 million and $2.4 million, respectively, for a total capacity of $3.9 million. The LOCs were collateralized by money market accounts held at Wells Fargo.

In June 2014, January 2015 and March 2015, the LOCs were amended which allowed the Company to make additional investments in fixed assets; incur operating lease expenses in any fiscal year up to $0.6 million and then $0.9 million; declare or pay any dividend or distribution either in cash, stock or any other property, or redeem, retire, repurchase or otherwise acquire any shares of any class of its stock in connection with the Company’s IPO; and extended the maturity date on both lines of credit to July 2015. In July 2015, the Company and Wells Fargo entered into the Amended and Restated Credit Agreement and the Amended and Restated Revolving Line of Credit Note (together, the “Amended Credit Facility”). The Amended Credit Facility replaces the LOCs and still provides the Company with a $3.9 million revolving line of credit which the Company may draw upon from time to time. The proceeds of the loans under the Amended Credit Facility may be used for working capital and general corporate purposes.

The Amended Credit Facility terminates, and all outstanding loans become due and payable, on July 1, 2018. Amounts outstanding under the Amended Credit Facility bear interest at a rate equal to, at the Company’s option, (i) a fluctuating rate per annum equal to 2.25% above the overnight LIBOR Rate or (ii) a fixed rate per annum determined by Wells Fargo to be 2.00% above the LIBOR Rate in effect on the first day of each LIBOR Period.

The documents governing the LOCs contained both financial and other covenants. The Company was not in compliance with covenants pertaining to the delivery of its 2012 audit report, the pre-approval for certain capital expenditures and the pre-approval required for entering into a commercial copier/printer lease. In April 2014 and April 2015, the Company obtained waivers from Wells Fargo for the covenants and confirmation that the Company may repurchase common stock up to a maximum of $0.5 million and could complete its follow-on offering.

As of June 30, 2015, the amount drawn down on the LOCs was $1.4 million and $2.4 million for the 2012 LOC and the 2013 LOC, respectively, for a total outstanding amount of $3.8 million. As of June 30, 2015, the LOCs each bore a fixed interest rate of 2.375%. The Company recognized $23 thousand and $22 thousand of interest expense related to the LOCs for the three months ended June 30, 2015 and 2014 and $45 thousand and $41 thousand for the six months ended June 30, 2015 and 2014, respectively.

8. Commitments

Collaborative Arrangement

In February 2015, the Company entered into a development and license agreement with Hospira in which comparative clinical study costs for PF582 will be shared, and Hospira will be responsible for manufacturing and commercializing the product. Under the terms of the collaboration, the Company is eligible to receive up to $342 million in one-time payments, including a non-refundable payment for the license agreement of $51 million, which was received in March of 2015 upon receipt of antitrust approval, up to $291 million upon the successful achievement of certain pre-commercial and commercial milestones, and double digit escalating royalties on annual sales of PF582. Accordingly, the Company is recognizing the $51 million over the patent lives, which extend to 2028. In the three and six months ended June 30, 2015, $0.9 million and $1.1 million was recognized as license revenue from Hospira.

9. Common Stock and Preferred Stock

Prior to the completion of its IPO in July 2014, the Company was authorized to issue common stock and Series A-1 and Series A-2 redeemable convertible preferred stock. Immediately prior to the completion of the Company’s IPO, all of the outstanding shares of convertible preferred stock automatically converted into 8,634,857 shares of common stock. The Company issued 1,217,784 shares of common stock in connection with the payment of all accrued and unpaid dividends on the preferred stock upon the conversion of the convertible preferred stock to common stock immediately prior to the completion of the IPO. The Company also repurchased 423,185 shares of its common stock at a purchase price of $0.31 per share pursuant to the amended and restated subscription agreement, dated May 2, 2014, entered into with certain stockholders, including Signet Healthcare Partners Accredited Partnership III, LP and Signet Healthcare Partners QP Partnership III, LP. Additionally, members of the Company’s management team forfeited an aggregate of 100,000 shares of common stock in connection with the completion of the IPO.

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

All of the Company’s outstanding preferred stock was converted to common stock on July 28, 2014. As of June 30, 2014, no dividends had been declared or paid and cumulative dividends as of June 30, 2014 were as follows:

	Cumulative as of July 28, 2014		Cumulative as of June 30, 2014
(in thousands, except dividends per share)	Dividends	Dividends per Share	Dividends	Dividends per Share
Series A-2	$4,457	$1.25	$4,369	$1.23
Series A-1	2,850	$0.57	2,798	$0.56

	$7,307		$7,167

10. Repurchase of Common Stock

On December 1, 2009, the Company entered into a common stock subscription agreement with three investors pursuant to which the Company agreed to repurchase a maximum of 423,185 shares of common stock at a price per share of $0.31. Pursuant to the amended and restated subscription agreement, dated May 2, 2014, the Company repurchased all 423,185 shares of common stock at $0.31 price per share immediately prior to the completion of the Company’s IPO in July 2014 for a total cost of $131 thousand.

11. Stock-Based Compensation

Summary Stock-Based Compensation Information

The following table summarizes stock-based compensation expense:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2015	2014	2015	2014
Cost of revenues	$22	$18	$43	$20
Research and development	103	15	132	17
Selling, general and administrative	303	43	569	47

Total	$428	$76	$744	$84
Stock-based compensation from:
Stock options	$414	$76	$699	$84
Employee stock purchase plan	14	—	45	—

Total	$428	$76	$744	$84

Stock-Based Compensation Plans

The 2009 Equity Incentive Plan (“2009 Plan”) terminated in connection with the Company’s IPO in 2014 and, accordingly, no awards will be granted under the 2009 Plan following the IPO. However, the 2009 Plan will continue to govern outstanding awards granted thereunder. An aggregate of 1.1 million shares of common stock was reserved for issuance under the 2009 Plan. The 2009 Plan provided for the grant of incentive stock options and for the grant of nonstatutory stock options, restricted stock, restricted stock units, and stock appreciation rights to the Company’s employees, directors and consultants. As of June 30, 2015, awards covering 0.7 million shares of common stock were outstanding under the 2009 Plan.

In July 2014, the board of directors adopted the 2014 Equity Incentive Plan (“2014 Plan”) and the Company’s stockholders approved it. The 2014 Plan provides for the grant of incentive stock options, within the meaning of Section 422 of the Internal Revenue Code, to employees and any parent and subsidiary corporations’ employees, and for the grant of nonstatutory stock options, restricted stock, restricted stock units, stock appreciation rights, performance units and performance shares to its employees, directors and consultants and its parent and subsidiary corporations’ employees and consultants. Upon approval, a total of 1,356,219 shares of common stock were reserved for issuance pursuant to the 2014 Plan. In addition, the shares reserved for issuance under the 2014 Plan include shares returned to the 2009 Plan as the result of expiration or termination of awards (provided that the maximum number of shares that may be added to the 2014 Plan pursuant to such previously granted awards under the 2009 Plan is 961,755 shares). The number of shares available for issuance under the 2014 Plan also includes an annual increase on the first day of each fiscal year beginning in 2015 and ending with and including the 2018 fiscal year, equal to the least of: (i) 1,356,219 shares; (ii) 2.5% of the outstanding shares of common stock as of the last day of the immediately preceding fiscal year; or (iii) such other amount as the board of directors may determine. Stock options granted to date under the 2009 Plan and the 2014 Plan have a term of ten years from the date of grant, and generally vest over a four-year period. However, in the event that an incentive stock option (“ISO”) granted to a participant who, at the time the ISO is granted, owns stock representing more than 10% of the total combined voting power of all classes of stock of the Company, the term of the ISO shall be five years from the grant date or such shorter term as may be provided in the award agreement. In January 2015, the board of directors approved an increase of 510,126 shares to the number of shares reserved for issuance under the 2014 Plan. During the first half of 2015, options to purchase 695,165 shares of common stock were granted and options to purchase 71,867 shares of common stock were forfeited under the 2014 Plan. As of June 30, 2015, a total of 900,624 shares were available for issuance under the 2014 Plan.

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

A total of 355,618 shares of common stock were reserved for sale under the ESPP as of December 31, 2014. In addition, the ESPP provides for annual increases in the number of shares available for sale under the ESPP on the first day of each fiscal year beginning in 2015, equal to the least of: (i) 355,618 shares; (ii) 1.5% of the outstanding shares of the common stock on the last day of the immediately preceding fiscal year; or (iii) such other amount as may be determined by the administrator. In January 2015, the board of directors approved an increase of 306,075 shares to the number of shares reserved for sale under the ESPP. During the first half of 2015, 11,142 shares were purchased under the ESPP. As of June 30, 2015, a total of 650,551 shares are available for sale under the ESPP. During the first half of 2015, proceeds of $55 thousand were received for the issuance of shares under the ESPP.

As the ESPP was adopted and approved in July 2014, there is no expense for the three or six months ended June 30, 2014. For the three and six months ended June 30, 2015, the Company recorded compensation expense related to the ESPP of $14 thousand and $45 thousand, respectively.

The fair value of the employees’ stock purchase rights granted under the ESPP was estimated using the Black-Scholes option pricing model with the following assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Risk-free interest rate	Less than 1%	N/A	Less than 1%	N/A
Expected term of options (months)	6 – 24	N/A	6 – 24	N/A
Expected volatility	36.1 – 44.8%	N/A	36.1 – 44.8%	N/A
Dividend yield	0%	N/A	0%	N/A

Stock Options

The exercise price of all options granted during the three and six months ended June 30, 2015 and 2014 was equal to the estimated fair value of the underlying common stock on the date of grant, or following the IPO, the closing price of the Company’s common stock on the date of grant. The fair value of each stock option granted is estimated on the grant date under the fair value method using the Black-Scholes model. The estimated fair values of the stock option, including the effect of estimated forfeitures, are then expensed over the requisite service period which is generally the vesting period. The following assumptions were used to estimate the fair value of stock options:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Risk-free interest rate	1.4% - 1.9%	1.9% – 2.0%	1.3% - 1.9%	1.9% – 2.0%
Expected volatility	50.2% - 52.3%	48.7% - 53.5%	50.2% - 53.0%	48.7% - 53.5%
Expected dividend yield	0.0%	0%	0.0%	0.0%
Expected life of options in years	5.5 – 6.1	5.5 – 6.1	5.5 – 6.1	5.5 – 6.1

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

The following table summarizes the Company’s stock option activity during the six months ended June 30, 2015:

	Number of Options	Weighted Average Exercise Price
	(in thousands, except weighted average exercise price)
Outstanding at December 31, 2014	1,232	$4.68
Granted	695	10.05
Exercised	(161)	0.44
Cancelled (forfeited)	(75)	6.82

Outstanding at June 30, 2015	1,691	$7.21

Vested and expected to vest at June 30, 2015	1,556	$7.02
Vested and exercisable at June 30, 2015	555	$2.50

There were no stock option exercises during the three months ended June 30, 2014. The Company received approximately $18 thousand from stock option exercises during the three months ended June 30, 2015 and $70 thousand and $9 thousand during the six months ended June 30, 2015 and 2014, respectively. Options outstanding at June 30, 2015 have a weighted average remaining contractual term of 8.3 years.

As of June 30, 2015, there was approximately $4.4 million of unrecognized compensation cost related to unvested stock option awards and the weighted average period over which this cost is expected to be recognized is 3.2 years.

12. Income Taxes

During the three and six months ended June 30, 2015, the Company recorded an income tax expense of $21 thousand and $40 thousand, respectively, related to alternative minimum taxes. For tax purposes, the Company will recognize all of the $51 million upfront payment from Hospira as income. The Company will have a deferred tax asset for the difference between the income recognized for book and tax. The future reversal of the deferred revenue will provide for a carryback to 2015 for any amounts recognized for books in 2016 and 2017, estimated to be about $8 million. The future reversal of this temporary difference is a source of income when evaluating the deferred tax asset and valuation allowance. The Company’s taxable income, after net operating losses, is estimated to be $3 million for 2015 and no tax provision, other than alternative minimum tax, will be recorded in 2015 since the taxable income is less than the sources of income related to the reversal of the temporary differences arising in the carryback period. No tax expense is expected in the next several years as the Company continues to generate net operating losses and corresponding valuation allowances due to its investments in its lead product candidates and other pipeline products.

13. Net Loss per Share of Common Stock

The following table summarizes the computation of basic and diluted net loss per share attributable to common stockholders of the Company:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2015	2014	2015	2014
Net loss	$(5,983)	$(2,183)	$(11,955)	$(3,725)
Effective preferred stock dividends	—	(447)	—	(882)

Net loss attributable to common stockholders	$(5,983)	$(2,630)	$(11,955)	$(4,607)

Weighted-average common shares used to compute basic and diluted net loss per share	22,460	1,571	21,467	1,560

Net loss per common share basic and diluted	$(0.27)	$(1.67)	$(0.56)	$(2.95)

Basic net loss attributable to common stockholders per share is computed by dividing the net loss attributable to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted net loss attributable to common stockholders per share is computed by dividing the net loss attributable to common stockholders by the weighted-average number of common shares and dilutive common stock equivalents outstanding for the period, determined using the treasury-stock method and the as-if converted method, for convertible securities, if inclusion of these is dilutive. Because the Company has reported a net loss for the three and six months ended June 30, 2015 and 2014, diluted net loss per common share is the same as basic net loss per common share for those periods.

The following potentially dilutive securities outstanding at the end of the periods presented have been excluded from the computation of diluted shares outstanding, as their effect would be anti-dilutive:

	June 30,
(in thousands)	2015	2014
ESPP	44	—
Options to purchase common stock	1,691	961

14. Subsequent Events

On July 1, 2015, the Company and Wells Fargo entered into the Amended Credit Facility to replace the LOCs. The Amended Credit Facility provides the Company with a $3.9 million revolving line of credit which the Company may draw upon from time to time. The proceeds of the loans under the Amended Credit Facility may be used for working capital and general corporate purposes. The Amended Credit Facility terminates, and all outstanding loans become due and payable, on July 1, 2018. Amounts outstanding under the Amended Credit Facility bear interest at a rate equal to, at the Company’s option, (i) a fluctuating rate per annum equal to 2.25% above the overnight LIBOR Rate (as such term is defined in the Amended Note) or (ii) a fixed rate per annum determined by Wells Fargo to be 2.00% above the LIBOR Rate in effect on the first day of each LIBOR Period. There was $3.8 million outstanding under the LOCs as of June 30, 2015.

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

In this Form 10-Q, “we,” “us” and “our” refer to Pfenex Inc. and its subsidiaries.

Overview

We are a clinical-stage biotechnology company engaged in the development of biosimilar therapeutics and other high-value and difficult-to-manufacture proteins. Our lead product candidate is PF582, a biosimilar candidate to Lucentis (ranibizumab). Lucentis, marketed by Genentech, Inc., a wholly-owned member of the Roche Group and Novartis AG, for the treatment of patients with retinal diseases, achieved approximately $4.2 billion in global product sales in 2014. For PF582, we are currently conducting a Phase 1b/2a trial in patients with wet age-related macular degeneration, or wet AMD, with our collaboration partner, Hospira, Inc., or Hospira. Hospira is responsible for determining the need for and timing of any interim analysis for the Phase 1b/2a trial. We expect to commence a comparative clinical study with Hospira in 2016. Hospira will be responsible for the manufacturing and commercialization of PF582 globally upon successful receipt of marketing approval. Our next most advanced product candidate is PF530, a biosimilar candidate to Betaseron (interferon beta-1b) that is marketed by Bayer AG for the treatment of multiple sclerosis and achieved over $1.2 billion in global product sales in 2014. For PF530, our Phase 1 trial was initiated in March 2015. We believe we are the most advanced in global development of these biosimilar product candidates. In addition to our two most advanced product candidates, our pipeline includes five other biosimilar candidates as well as vaccine, generic and next generation biologic candidates. To date, none of our product candidates have received marketing authorization from any regulatory agency, and therefore we have not received revenue from the sale of any of our product candidates.

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

Our biosimilar product candidate selection strategy is to focus on products with large addressable markets, which will be free of intellectual property barriers in major markets over our projected approval timelines, and for which our Pfēnex Expression Technology® enables efficient and large scale manufacturing. Our pipeline of product candidates and preclinical products under development includes four wholly-owned programs, one that is being developed in collaboration with Hospira, a leading provider of injectable drugs and infusion technologies, and three that are being developed in a joint venture with Strides Arcolab Limited, a specialty pharmaceutical company. In addition, we are also developing proprietary vaccine candidates that are being funded by the Department of Health and Human Services within the United States government.

Our revenue for the three months ended June 30, 2015 and 2014 was $2.3 million and $3.3 million, respectively, and was $4.3 million and $5.8 million for the six months ended June 30, 2015 and 2014, respectively. Our historical revenue has been primarily derived from monetizing our Pfēnex Expression Technology® through collaboration agreements, service agreements, government contracts and reagent protein product sales, which provide for various types of payments, including upfront payments, funding of research and development, milestone payments, intellectual property access fees and licensing fees. Currently, various government agencies are funding costs associated with our proprietary novel vaccine programs. As we continue to focus our business on the development of our product pipeline, we anticipate allocating fewer resources to certain aspects of our protein production activities that currently generate our revenue, which we expect will result in a decline of service-related revenue associated with protein production.

As of June 30, 2015, we had an accumulated deficit of $125.2 million, of which $89.8 million was attributable to recognizing the accretion in the redemption value of our convertible preferred stock. We recognized net losses of $6.0 million and $2.2 million for the three months ended June 30, 2015 and 2014, respectively, and $12.0 million and $3.7 million for the six months ended June 30, 2015 and 2014, respectively. We expect to incur substantial and increasing losses for the next several years as we develop and advance our lead product candidates through clinical development, expand our research and development activities, and prepare for the potential commercial launch of our lead product candidates. As a result, our research and development expenses will increase materially as we incur further costs of development. We currently utilize third-party clinical research organizations, or CROs, to carry out our clinical development and we do not yet have an extensive sales organization. We will need substantial additional funding to support our operating activities, especially as we approach anticipated regulatory approval in Europe, the United States and other territories, and begin to establish our commercialization capabilities. Adequate funding may not be available to us on commercially reasonable terms, or at all. Since our inception, we have funded our operations primarily through the sale and issuance of common stock in our initial public offering, or IPO, and, most recently, in our follow-on offering, the sale and issuance of convertible preferred stock, our credit facility, and revenue from our collaboration agreements, service agreements, government contracts and reagent protein product sales. We have devoted substantially all of our capital resources to the research and development of our product candidates and working capital requirements. Additionally, as we continue to focus our business on the development of our product pipeline, we anticipate allocating fewer resources to certain aspects of our protein production activities that currently generate our revenue, which we expect will result in a decline of service-related revenue.

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

Recent Developments

In July 2015, we entered into an Amended and Restated Credit Agreement and an Amended and Restated Revolving Line of Credit Note, which we collectively refer to as our Amended Credit Facility. The Amended Credit Facility replaces our existing Credit Agreement, originally dated as of May 1, 2012. The Amended Credit Facility provides us with a $3.9 million revolving line of credit which we may draw upon from time to time. The proceeds of the loans under the Amended and Restated Credit Agreement may be used for working capital and general corporate purposes. The Amended Credit Facility terminates, and all outstanding loans become due and payable, on July 1, 2018. There was $3.8 million outstanding under our prior Credit Facility as of June 30, 2015. Amounts outstanding under the Amended Credit Facility bear interest at a rate equal to, at our option, (i) a fluctuating rate per annum equal to 2.25% above the overnight LIBOR Rate (as such term is defined in the Amended Note) or (ii) a fixed rate per annum determined by Wells Fargo to be 2.00% above the LIBOR Rate in effect on the first day of each LIBOR Period.

Results of Operations

Comparison of the three and six months ended June 30, 2015 and 2014

The following table summarizes our net loss during the periods indicated:

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands, except percentages)	2015	2014	Change	2015	2014	Change
Revenue	$2,290	$3,266	(30)%	$4,265	$5,824	(27)%
Cost of revenue	921	2,544	(64)%	2,229	4,452	(50)%

Gross profit	1,369	722	90%	2,036	1,372	48%

Operating expense
Selling, general and administrative	3,688	2,024	82%	7,579	3,519	115%
Research and development	3,610	860	320%	6,419	1,538	317%

Total operating expense	7,298	2,884	153%	13,998	5,057	177%

Loss from operations	(5,929)	(2,162)	174%	(11,962)	(3,685)	225%
Other income (expense), net	(33)	(21)	57%	47	(39)	221%

Net loss before income taxes	(5,962)	(2,183)	173%	(11,915)	(3,724)	220%
Income tax expense	(21)	—	100%	(40)	(1)	3900%

Net loss	$(5,983)	$(2,183)	174%	$(11,955)	$(3,725)	221%

Revenue

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands, except percentages)	2015	2014	Change	2015	2014	Change
Revenue	$2,290	$3,266	(30%)	$4,265	$5,824	(27%)

Revenue decreased by $1.6 million, or 27%, to $4.3 million in the six month period ended June 30, 2015 compared to $5.8 million in same period in 2014. Revenue decreased by $1.0 million, or 30%, to $2.3 million in the three month period ended June 30, 2015 compared to $3.3 million in same period in 2014. The decreases in revenue for the periods presented were due to the stage of development of our Px563L product candidate under our government contracts and the decrease in activity related to our protein production service work, partially offset by an increase in license revenue and sales of our reagent protein products. We expect revenue related to our protein production services to decline in the near-term as we shift our resources to developing our product pipeline.

Cost of Revenue

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands, except percentages)	2015	2014	Change	2015	2014	Change
Cost of revenue	$921	$2,544	(64)%	$2,229	$4,452	(50)%

Cost of revenue decreased by approximately $2.2 million, or 50%, to $2.2 million in the six month period ended June 30, 2015 compared to $4.5 million in same period in 2014. Cost of revenue decreased by approximately $1.6 million, or 64%, to $0.9 million in the three month period ended June 30, 2015 compared to $2.5 million in same period in 2014. The decreases in cost of revenue for the periods presented were due primarily to the stage of development of our Px563L product candidate under our government contracts. Given the nature of the novel vaccine development process, these costs will fluctuate depending on stage of development.

Selling, General and Administrative

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands, except percentages)	2015	2014	Change	2015	2014	Change
Selling, general and administrative	$3,688	$2,024	82%	$7,579	$3,519	115%

Selling, general and administrative expenses increased by $4.1 million, or 115%, to $7.6 million in the six month period ended June 30, 2015 compared to $3.5 million in the same period in 2014. Selling, general and administrative expenses increased by $1.7 million, or 82%, to $3.7 million in the three month period ended June 30, 2015 compared to $2.0 million in the same period in 2014. The increases in selling, general and administrative expenses during the periods presented were due to an increase in activities associated with operating as a publicly-traded company. We expect general and administrative costs to increase for activities associated with operating as a publicly-traded company, including maintaining compliance with exchange listing and Securities and Exchange Commission requirements. These increases will likely include legal fees, accounting fees, directors’ and officers’ liability insurance premiums and fees associated with investor relations. These increases will also likely include the hiring of additional personnel. In addition, we intend to continue to incur increased internal and external business development costs to support our various product development efforts, which can vary from period to period.

Research and Development

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands, except percentages)	2015	2014	Change	2015	2014	Change
Research and development	$3,610	$860	320%	$6,419	$1,538	317%

Research and development expenses increased by approximately $4.9 million, or 317%, to $6.4 million in the six month period ended June 30, 2015 compared to $1.5 million in same period in 2014. Research and development expenses increased by approximately $2.7 million, or 320%, to $3.6 million in the three month period ended June 30, 2015 compared to $0.9 million in same period in 2014. The increase in research and development expenses during the periods presented was due to the increase in development activity on our product candidates PF708 and PF530 and the hiring of additional personnel dedicated to our research and development efforts. PF530 was removed from the Joint Development License Agreement (“JDLA”) with Strides in February 2015 and initiated a Phase 1 trial for PF530 in March 2015. We expect research and development costs will increase going forward as we independently advance PF530 as a wholly-owned product candidate. Additionally, we expect research and development expenses to increase as we advance our other lead candidates and pipeline product candidates. For example, under our agreement with Hospira, we will share the confirmatory clinical study costs for PF582 with our share capped at $20 million, $10 million of which will be setoff as a credit against royalties payable to us unless the collaboration agreement is terminated prior to such setoff. We will also share the costs of seeking regulatory approval of PF582 and a certain portion of other costs that are related to PF582, and that may begin after any filings for regulatory approval of PF582 would be made.

Other Income (Expense), Net

Other income (expense), net increased by $86 thousand to $47 thousand of other income, net in the six month period ended June 30, 2015 compared to $39 thousand of other expense, net in same period in 2014. Other income (expense), net increased by $12 thousand to $33 thousand of other expense, net in the three month period ended June 30, 2015 compared to $21 thousand of other expense, net in same period in 2014. The increases are primarily due to changes in interest income, interest expense and exchange rates.

Income Tax Expense

Income tax expense increased by $39 thousand in the six month period ended June 30, 2015 compared to the same period in 2014. Income tax expense increased by $21 thousand in the three month period ended June 30, 2015 compared to no expense for the same period in 2014. This is due to the alternative minimum tax expense recorded in 2015.

Liquidity and Capital Resources

The following table summarizes our cash, cash equivalents and marketable securities:

(in thousands)	June 30, 2015	December 31, 2014
Cash and cash equivalents	$122,999	$45,722

Since inception, we have funded our operations primarily through the sale of equity securities, collaboration agreements, service agreements, government contracts, reagent protein product sales and borrowings under our credit facilities. At June 30, 2015, we had $123.0 million in cash and cash equivalents compared to $45.7 million as of December 31, 2014 and $4.0 million in restricted cash as collateral for lines of credit at both June 30, 2015 and December 31, 2014. As of June 30, 2015 and December 31, 2014, we had $3.8 million drawn under our $3.9 million revolving credit facility.

We have $3.8 million outstanding under our Amended Credit Facility. See Note 7 for further discussion regarding covenants, amendments and interest rates.

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

In February 2015, we entered into an agreement with Hospira, in which comparative clinical study costs for PF582 will be shared, and Hospira will be responsible for manufacturing and commercializing the product. Under the terms of the collaboration, we are eligible to receive up to $342 million in one-time payments, including a non-refundable payment of $51 million, which we received in March of 2015 upon receipt of antitrust approval, and up to $291 million upon the successful achievement of certain pre-commercial and commercial milestones, and double digit escalating royalties on annual sales of PF582. The agreement also allows for additional future product collaborations.

In April, 2015, we completed a follow-on public offering pursuant to which we sold 2,610,000 shares of our common stock at a price to the public of $15.50 per share. In addition, certain existing stockholders sold 4,140,000 shares of common stock in the underwritten public offering at the same per-share price. The total proceeds we received from the offering were approximately $38.0 million, net of underwriting discounts and commissions of approximately $2.4 million. After deducting estimated offering expenses payable by us of approximately $0.6 million, net proceeds to us were approximately $37.4 million.

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

Cash Flows

The following table sets forth the primary sources and uses of cash and cash equivalents for each of the periods presented below.

	Six Months Ended June 30,
(in thousands)	2015	2014
Net cash provided by (used in):
Operating activities	$40,417	$(1,488)
Investing activities	(661)	1,244
Financing activities	37,521	231

Net increase in cash and cash equivalents	$77,277	$(13)

Net cash provided by operating activities was $40.4 million for the six months ended June 30, 2015 compared to net cash used of $1.5 million for the six month period ended June 30, 2014. The increase in net cash provided by operating activities in the six months ended June 30, 2015, was primarily related to a collaboration agreement that we entered into with Hospira in February 2015 to collaboratively develop PF582. Part of the agreement included a one-time non-refundable payment of $51 million by Hospira to Pfenex, which we received in March 2015. The increase in cash for the six months ended June 30, 2015 was offset by our research and development activities associated with PF530 and PF708.We anticipate our research and development expense to increase in future periods as we advance our lead product candidates and product pipeline. In addition, our general and administrative costs increased as a result of activities associated with operating as a publicly-traded company, which we anticipate to continue for the foreseeable future.

Net cash used in investing activities was $0.7 million for the six months ended June 30, 2015 compared to $1.2 million of net cash inflows for the six month period ended June 30, 2014. We had no maturities of short-term investments in the six month period ended June 30, 2015 compared to $1.3 million in maturities of short-term investments in the six month period ended June 30, 2014. We used $661 thousand and $6 thousand to purchase property and equipment in the six month periods ended June 30, 2015 and June 30, 2014, respectively.

Net cash provided by financing activities was $37.5 million for the six months ended June 30, 2015 compared to net cash provided of $231 thousand for the six month period ended June 30, 2014. The increase in net cash provided by financing activities was primarily associated with our follow-on public offering pursuant to which we sold 2,610,000 shares of our common stock at a price to the public of $15.50 per share. After deducting estimated offering expenses of approximately $1.0 million, net proceeds to us were approximately $37.0 million. The increase was also attributable to receiving $55 thousand in proceeds from purchases under our Employee Stock Purchase Plan, and $70 thousand from the exercises of stock options in the six month periods ended June 30, 2015.

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

In the normal course of business, we enter into contracts and agreements that contain a variety of representations and warranties and provide for general indemnifications, including our Strides Arcolab agreements described above. Our exposure under these agreements is unknown because it involves claims that may be made against us in the future, but have not yet been made. As of June 30, 2015, we have not paid any claims or been required to defend any action related to our indemnification obligations. However, we may record charges in the future as a result of these indemnification obligations.

Contractual Obligations and Commitments

There have been no significant changes during the six months ended June 30, 2015 to our contractual obligations disclosed in our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2014.

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued an Accounting Standards Update (ASU), “Revenue from Contracts with Customers,” which outlines a comprehensive revenue recognition model and supersedes most current revenue recognition guidance. The new standard requires a company to recognize revenue upon transfer of goods or services to a customer at an amount that reflects the expected consideration to be received in exchange for those goods or services. The ASU defines a five-step approach for recognizing revenue, which may require a company to use more judgment and make more estimates than under the current guidance. The ASU as currently issued will be effective for us starting in 2019. The new standard allows for two methods of adoption: (a) full retrospective adoption, meaning the standard is applied to all periods presented, or (b) modified retrospective adoption, meaning the cumulative effect of applying the new standard is recognized as an adjustment to the opening retained earnings balance. We are in the process of determining the adoption method as well as the effects the adoption will have on our condensed consolidated financial statements.

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

Interest rate fluctuation risk

The primary objective of our investment activities is to preserve our capital to fund our operations. We also seek to maximize income from our cash and cash equivalents without assuming significant risk. To achieve our objectives, we invest our cash and cash equivalents in money market funds, treasury obligations, short term certificates of deposit and high-grade corporate securities, directly or through managed funds, with maturities of six months or less. As of June 30, 2015, we had cash and cash equivalents of $123.0 million consisting of cash of $44.1 million and investments of $78.9 million in highly liquid U.S. money market funds. In addition, we had $4.0 million in restricted cash all invested in highly liquid U.S. money market funds. A portion of our investments may be subject to interest rate risk and could fall in value if market interest rates increase. However, because our investments are primarily short-term in duration, we believe that our exposure to interest rate risk is not significant and a 100 basis point movement in market interest rates would not have a significant impact on the total value of our portfolio. We actively monitor changes in interest rates.

As of June 30, 2015, the total principal outstanding under our line of credit agreements was $3.8 million. As of June 30, 2015, the LOCs each bore a fixed interest rate of 2.375%. If overall interest rates had increased by 10% during the periods presented, our interest expense would not have been materially affected.

Foreign currency exchange risk

We contract with CROs, investigational sites and suppliers in foreign countries. We are therefore subject to fluctuations in foreign currency rates in connection with these agreements. We do not hedge our foreign currency exchange rate risk. To date we have not incurred any material effects from foreign currency changes on these contracts. The effect of a 10% adverse change in exchange rates on foreign currency denominated cash and payables as of June 30, 2015 would not have been material. However, fluctuations in currency exchange rates could harm our business in the future.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

With the exception of one year, we have incurred annual net operating losses since inception, and to date have generated only limited revenue from government contracts, service agreements, collaboration agreements, and reagent protein product sales. We have recorded net losses of $12.0 million, $3.7 million, $9.8 million and $4.1 million for the six months ended June 30, 2015 and 2014 and the years ending December 31, 2014 and 2013, respectively, and had an accumulated deficit of $125.2 million and net working capital of $120.2 million as of June 30, 2015. We have funded our operations primarily through the sale and issuance of common stock in our initial public offering, our recent follow-on offering in April 2015, the sale and issuance of convertible preferred stock, our credit facility, and revenue from government contracts, service agreements, collaboration agreements and reagent protein product sales. As of June 30, 2015, we had capital resources consisting of cash and cash equivalents of $123.0 million. The sale and issuance of common stock in our initial public offering in July 2014, and the exercise of the underwriters’ option to purchase additional shares in August 2014, provided net proceeds of approximately $52.6 million before offering expenses of approximately $2.0 million. In April 2015, we completed a follow-on offering in which we raised additional net proceeds of approximately $37.4 million.

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

Since our inception, most of our resources have been dedicated to the preclinical and clinical development of our two most advanced biosimilar product candidates, PF582 and PF530. In the near term, we will incur substantial costs upon commencement of our comparative clinical study for PF582 with Hospira, Inc., or Hospira. We believe that we will continue to expend substantial resources for the foreseeable future for the preclinical and clinical development of our current product pipeline, and the development of any other indications and product candidates we may choose to pursue, either alone or with our strategic collaboration partners. These expenditures will include costs associated with research and development, conducting preclinical studies and clinical trials, and manufacturing and supply as well as marketing and selling any products approved for sale. In addition, other unanticipated costs may arise. Because the outcome of any clinical trial is highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of PF582, PF530 and our pipeline of other product candidates and preclinical products under development.

We believe that our available cash and cash equivalents, including the proceeds from our initial public offering, or IPO, in 2014 and our follow-on offering in April 2015, availability under our existing credit facilities, and any revenue from our government contracts, service agreements, collaboration agreements, and reagent protein product sales will allow us to fund our operations through at least 24 months. In addition, we may seek additional capital due to favorable market conditions or strategic considerations; even if we believe we have sufficient funds for our current or future operating plans. Our future capital requirements may vary depending on the following:

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

We expect to enter highly competitive pharmaceutical markets. Successful competitors in the pharmaceutical market have the ability to effectively discover, obtain patents, develop, test and obtain regulatory approvals for products, as well as the ability to effectively commercialize, market and promote approved products, including communicating the effectiveness, safety and value of products to consumers and medical professionals. Numerous companies, universities, and other research institutions are engaged in developing, patenting, manufacturing and marketing of products competitive with those that we are developing. Many of these potential competitors, such as Bayer AG, Novartis AG, Genentech, Inc. a wholly-owned member of the Roche Group, and Eli Lilly and Company are large, experienced companies that enjoy significant competitive advantages, such as substantially greater financial, research and development, manufacturing, personnel and marketing resources. Recent and potential future merger and acquisition activity in the biotechnology and pharmaceutical industries are likely to result in even more resources being concentrated among a smaller number of our competitors. These companies also maintain greater brand recognition and more experience and expertise in undertaking preclinical testing and clinical trials of product candidates, and obtaining U.S. Food and Drug Administration , or FDA, and other regulatory approvals of products. Established pharmaceutical companies may also invest heavily to accelerate discovery and development of novel compounds that could make our product candidates obsolete.

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

In addition, if we and our collaboration partners are successful in commercializing PF582 and PF530 or any other product candidates the FDA, European Medicines Agency, or EMA, European Economic Area Competent Authorities, or EEA Competent Authorities, and other foreign regulatory agency regulations require that we report certain information about adverse medical events if those products may have caused or contributed to those adverse events. The timing of our obligation to report would be triggered by the date we become aware of the adverse event as well as the nature of the event. We or our collaborators may fail to report adverse events we become aware of within the prescribed timeframe. We or our collaborators may also fail to appreciate that we or our collaborators have become aware of a reportable adverse event, especially if it is not reported to us as an adverse event or if it is an adverse event that is unexpected or removed in time from the use of our products. If we or our collaborators fail to comply with our reporting obligations, the FDA, the EMA, EEA Competent Authorities, or other foreign regulatory agencies could take action including criminal prosecution, the imposition of civil monetary penalties, seizure of our products, or delay in approval or clearance of future products.

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

As of June 30, 2015, we had 43 full-time employees. Our management and personnel, systems and facilities currently in place may not be adequate to support this future growth. Therefore, we will need to continue to expand our managerial, operational, finance and other resources to manage our operations and clinical trials, continue our development activities and commercialize our product candidates, if approved. In order to effectively execute our growth strategy, we will be required to:

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

Our inability to obtain and maintain sufficient product liability insurance at an acceptable cost and scope of coverage to protect against potential product liability claims could impact the commercialization of PF582, PF530 and any future products we develop. We currently carry product liability insurance covering our clinical trials in the amount of $7.0 million in the aggregate. Although we maintain such insurance, any claim that may be brought against us could result in a court judgment or settlement that is in excess of the limits of our insurance coverage. Our insurance policies also have various exclusions and deductibles, and we may be subject to a product liability claim for which we have no coverage. We will have to pay any amounts awarded by a court or negotiated in a settlement that exceed our coverage limitations or that are not covered by our insurance, and we may not have, or be able to obtain, sufficient capital to pay such amounts. Moreover, in the future, we may not be able to maintain insurance coverage at a reasonable cost or in sufficient amounts to protect us against losses. If and when we obtain approval for marketing PF582, PF530 or any other product candidates, we intend to expand our insurance coverage to include the sale of such products; however, we may be unable to obtain this liability insurance on commercially reasonable terms.

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

Under the terms of the collaboration agreement, Hospira received exclusive licenses and rights and assumed responsibility for the manufacturing and commercialization of PF582, and is obligated to use commercially reasonable efforts to manufacture and commercialize PF582 in certain major markets globally. In consideration for the exclusive license and other rights contained in the collaboration agreement, we are eligible to receive up to $342 million in one-time payments, including a non-refundable payment of $51 million, which we received in March of 2015 upon receipt of antitrust approval, and up to $291 million upon the successful achievement of certain pre-commercial and commercial milestones, and double digit escalating royalties on annual sales of PF582. We will share the comparative clinical study costs with our share capped at $20 million, $10 million of which will be setoff as a credit against royalties payable to us unless the collaboration agreement is terminated prior to such setoff. We will also share the costs of seeking regulatory approval of PF582 and a certain portion of other costs that are related to PF582 and that may begin after any filings for regulatory approval of PF582 would be made. The collaboration agreement also includes an obligation for each of us and Hospira to offer the other an opportunity to co-develop any other ophthalmic biological product that inhibits vascular endothelial growth factor A, or VEGF-A. The collaboration agreement permits either party to terminate the agreement for the other party’s uncured material breach or for certain insolvency events. In addition, Hospira may terminate the collaboration agreement upon the occurrence of certain clinical or regulatory events. If the collaboration agreement terminates, then the license granted to Hospira would end, and the licensed rights to PF582 would revert to us, subject to Hospira’s right to sell its remaining inventory over a certain period.

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

We also rely on third parties to store the PF582 and PF530 master and working cell banks. We have one master cell bank and one working cell bank and believe we would have adequate backup should any cell bank be lost in a catastrophic event. However, it is possible that we could lose multiple cell banks and have our manufacturing severely impacted by the need to replace the cell banks, which could materially and adversely affect our business, financial condition and results of operations.

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

In addition, even if we or our collaborators were to obtain approval, regulatory authorities may approve any of our product candidates for fewer or more limited indications than requested, may grant approval contingent on the performance of costly post- marketing clinical trials, or may approve a product candidate with a label that does not include the labeling claims necessary or desirable for the successful commercialization of that product candidate. Any of the foregoing scenarios could materially harm the commercial prospects for our product candidates.

If we or our collaborators fail to obtain approval for our two most advanced biosimilar product candidates or if our two most advanced biosimilar product candidates are not commercially successful, we may have to curtail our product development programs and our business would be materially harmed.

We have invested a significant portion of our time, financial resources and efforts in the development of our two most advanced biosimilar product candidates, PF582 and PF530. As of June 30, 2015, we have invested approximately $10.3 million in the development of these product candidates. The clinical and commercial success of our product candidates will depend on a number of factors, including the following:

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

The BPCIA sets forth patent disclosure and briefing that are demanding, time-sensitive and, to date, have been the subject of only a single appellate court decision. The following is an overview of the patent exchange and patent briefing procedures set forth in the BPCIA:

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

Moreover, the disclosure process set forth in Step 1 of the process outlined above, which is directed to disclosure by the biosimilar applicant of not only its regulatory application but also the applicant’s manufacturing process, has the potential to afford originators an easier path than traditional infringement litigation for developing any factual grounds they may require to support allegations of infringement. The rules established in the BPCIA’s patent dispute procedures (versus the rules governing traditional patent infringement litigation) place biosimilar firms at a significant disadvantage by affording originators a much easier mechanism for factual discovery, thereby increasing the risk that a biosimilar product could be blocked from the market more quickly than under traditional patent infringement litigation processes.

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

In October 2014, Amgen filed suit in federal district court against Sandoz alleging that Sandoz unlawfully refused to follow the patent resolution provisions of the BPCIA in connection with Sandoz’ July 2014 regulatory approval application under 351(k) for its Neupogen (filgrastim) biosimilar, Zarxio. Amgen is seeking declaratory and injunctive relief. In October 2014 Amgen also filed a Citizen’s Petition with the FDA asking that the FDA require biosimilar applicants to comply with the BCPIA by providing to the reference product sponsor a copy of the biosimilar application accepted for review, together with information that fully describes the manufacture of the proposed biosimilar product, within 20 days after being informed by the FDA that the biosimilar application has been accepted for review. On March 19, 2015, the district court refused Amgen’s request to enjoin Sandoz’ launch of Zarxio and ruled that the patent resolution provisions of the BPCIA (summarized above in paragraphs 1 through 8) are optional insofar as it is permissible for a 351(k) applicant to decide not to provide its BLA and/or manufacturing information to the originator. The court also held that a biosimilar applicant need not wait until it receives BLA approval to provide the 180 prior day notice of commercial marketing set forth in the BPCIA provisions (see paragraph 8 above), but instead may provide such notice to the originator, if at all, prior to receiving FDA approval. On March 26, 2015, the FDA denied Amgen’s Citizen’s Petition. More recently, on July 21, 2015, a divided panel of the Federal Circuit issued its first decision interpreting the BPCIA on appeal in the Amgen v. Sandoz case. The court held that a biosimilar applicant is not required to share its biosimilar application with the reference product sponsor or follow the patent dispute resolution procedures set forth in the BPCIA. However, it does have to provide 180 days’ pre-marketing notice and cannot do so until after the FDA has “licensed” (approved) the biosimilar product.

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

Under the complex and uncertain rules of the BPCIA patent provisions, coupled with the inherent uncertainty surrounding the legal interpretation of any originator patents that might be asserted against us in this new process, we see substantial risk that the BPCIA process may significantly delay or defeat our ability to market our products in the United States.

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

Other companies may seek approval to manufacture and market biosimilar versions of Lucentis or Betaseron. If other biosimilars of Lucentis or Betaseron are approved and successfully commercialized before PF582 or PF530, we may never achieve significant market share for PF582 or PF530, our revenue would be reduced and, as a result, our business, prospects and financial condition could suffer. In addition, the first biosimilar determined to be interchangeable with a particular reference product for any condition of use is eligible for a period of market exclusivity that delays an FDA determination that a second or subsequent biosimilar product is interchangeable with that reference product for any condition of use until the earlier of: (1) one year after the first commercial marketing of the first interchangeable product; (2) 18 months after resolution of a patent infringement suit instituted under 42 U.S.C. § 262(l)(6) against the applicant that submitted the application for the first interchangeable product, based on a final court decision regarding all of the patents in the litigation or dismissal of the litigation with or without prejudice; (3) 42 months after approval of the first interchangeable product, if a patent infringement suit instituted under 42 U.S.C. § 262(l)(6) against the applicant that submitted the application for the first interchangeable product is still ongoing; or (4) 18 months after approval of the first interchangeable product if the applicant that submitted the application for the first interchangeable product has not been sued under 42 U.S.C. § 262(l)(6). A determination that another company’s product is interchangeable with Lucentis or Betaseron prior to approval of PF582 or PF530 may therefore delay the potential determination that PF582 or PF530 is interchangeable with the reference product, which may materially adversely affect our results of operations and delay, prevent or limit our ability to generate revenue.

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

Our stock is currently traded on NYSE MKT, but we can provide no assurance that we will be able to maintain an active trading market on NYSE MKT or any other exchange in the future. The trading volume of our stock tends to be low relative to our total outstanding shares, and we have several stockholders, including affiliated stockholders, who hold substantial blocks of our stock. As of June 30, 2015, we had 23,187,322 shares of common stock outstanding, and stockholders holding at least 5% of our stock, individually or with affiliated persons or entities, collectively beneficially owned or controlled approximately 58% of such shares. Sales of large numbers of shares by any of our large stockholders could adversely affect our trading price, particularly given our relatively small historic trading volumes. If stockholders holding shares of our common stock sell, indicate an intention to sell, or if it is perceived that they will sell, substantial amounts of their common stock in the public market, the trading price of our common stock could decline.

Since shares of our common stock were sold in our initial public offering in July 2014 at a price of $6.00 per share, our stock price has ranged from $5.28 to $24.41 through August 3, 2015. In addition to the factors discussed in this “Risk Factors” section and elsewhere in this Quarterly Report on Form 10-Q, factors that may cause volatility in our share price include:

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

As of June 30, 2015, holders of approximately 5.2 million shares, or approximately 23%, of our outstanding shares, have rights, subject to some conditions, to require us to file registration statements covering the sale of their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. We also register the offer and sale of all shares of common stock that we may issue under our equity compensation plans.

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

We have undertaken, but have not completed, an IRC Section 382/383 analysis regarding the limitation of net operating losses and research and development credits carryforwards. Based on the analysis completed to date, we believe that the net operating losses and research and development credits can be utilized in 2015 to offset the taxable income resulting from the $51 million upfront payment from Hospira. We plan to update our tax footnote and disclosures once the analysis is completed. We will have a deferred tax asset for the difference between the income recognized for book and tax. The future reversal of the deferred revenue will provide for a carryback to 2015 for any amounts recognized for books in 2016 and 2017, estimated to be about $8 million. The future reversal of this temporary difference is a source of income when evaluating the deferred tax asset and valuation allowance. Our taxable income, after net operating losses, is estimated to be $3 million for 2015 and no tax provision, other than alternative minimum tax, will be recorded in 2015 since the taxable income is less than the sources of income related to the reversal of the temporary differences arising in the carryback period. We will owe alternative minimum tax for 2015, which is being recorded as tax expense.

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

As of June 30, 2015, our executive officers, directors and stockholders who owned more than 5% of our outstanding common stock and their respective affiliates beneficially owned or controlled approximately 62% of the outstanding shares of our common stock. Accordingly, these executive officers, directors and stockholders and their respective affiliates, acting as a group, have substantial influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets or any other significant corporate transactions. These stockholders may therefore delay or prevent a change of control of us, even if such a change of control would benefit our other stockholders. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.

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

On April 23, 2015, our Registration Statements on Form S-1 (File Nos. 333-203418 and 333-203600) were declared effective by the SEC for our follow-on public offering of common stock. The transaction formally closed on April 29, 2015. In conjunction with the offering, we issued 2,610,000 shares of common stock, and certain existing stockholders of Pfenex sold 4,140,000 shares of common stock, at an offering price of $15.50 per share. Barclays Capital Inc., Evercore Group L.L.C., and William Blair & Company, L.L.C. acted as the underwriters. We received aggregate proceeds of approximately $37.4 million, net of underwriting discounts, commissions and estimated offering-related transaction costs. There has been no material change in the planned use of proceeds from our public offering as described in our final prospectus filed with the SEC on April 24, 2015 pursuant to Rule 424(b).

(c) Issuer Purchases of Equity Securities

We did not repurchase any shares of our common stock during the three months ended June 30, 2015.

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

PFENEX INC.

Dated: August 13, 2015	By:	/s/ Bertrand C. Liang
Bertrand C. Liang
President and Chief Executive Officer
(Principal Executive Officer)

Dated: August 13, 2015	By:	/s/ Paul A. Wagner
Paul A. Wagner
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit		Incorporated by Reference Herein
Number	Description	Form	File No.	Exhibit	Filing Date

10.1#	Modification No. 12, effective May 5, 2015, to Contract Agreement dated July 30, 2010, between Registrant and the United States Department of Health and Human Services.

10.2	Amended and Restated Credit Agreement, dated as of July 1, 2015, between Pfenex Inc. and Wells Fargo Bank, National Association.	8-K	001-36540	10.1	7/6/2015

10.3	Amended and Restated Revolving Line of Credit Note, dated July 1, 2015, between Pfenex Inc. and Wells Fargo Bank, National Association.	8-K	001-36540	10.2	7/6/2015

31.1#	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2#	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

#	Filed herewith.
**	The information in this exhibit is furnished and deemed not filed with the Securities and Exchange Commission for purposes of section 18 of the Exchange Act of 1934, as amended (the “Exchange Act”), and is not to be incorporated by reference into any filing of Pfenex Inc. under the Securities Act of 1933, as amended (the “Securities Act”), or the Exchange Act, whether made before or after the date hereof, regardless of any general incorporation language in such filing.