Form 10-Q
period 2015-09-30
Pfenex Inc.
filed 2015-11-13
CIK 1478121

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

As of November 3, 2015, the registrant had 23,290,720 shares of Common Stock ($0.001 par value) outstanding.

PFENEX INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

PFENEX INC.

Condensed Consolidated Balance Sheets

	September 30, 2015 (unaudited)	December 31, 2014
	(in thousands)
Assets
Current assets
Cash and cash equivalents	$115,924	$45,722
Accounts and unbilled receivables, net	1,097	1,584
Inventories	25	23
Income tax receivable	281	402
Deferred income taxes	3,281	3,281
Other current assets	1,976	1,753

Total current assets	122,584	52,765
Restricted cash	3,958	3,955
Income tax receivable	918	—
Property and equipment, net	3,076	2,310
Other long term assets	53	53
Intangible assets, net	5,965	6,363
Goodwill	5,577	5,577

Total assets	$142,131	$71,023

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$1,402	$1,129
Accrued liabilities	5,331	2,633
Current portion of deferred revenue	3,882	201
Line of credit obligation	—	3,813

Total current liabilities	10,615	7,776
Deferred revenue, less current portion	45,173	—
Deferred tax liability	3,281	3,281
Line of credit obligation	3,813	—
Other long-term liabilities	57	92

Total liabilities	62,939	11,149
Commitments and contingencies (Note 7)
Stockholders’ equity
Preferred stock, $0.001 par value, 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value, 200,000,000 shares authorized; 23,254,132 and 20,405,066 shares issued and outstanding at September 30, 2015 and December 31, 2014, respectively	24	21
Additional paid-in capital	212,001	173,141
Accumulated deficit	(132,833)	(113,288)

Total stockholders’ equity	79,192	59,874

Total liabilities and stockholders’ equity	$142,131	$71,023

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PFENEX INC.

Condensed Consolidated Statements of Operations

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2015	2014	2015	2014
Revenue	$2,057	$2,801	$6,322	$8,625
Cost of revenue	682	1,579	2,911	6,031

Gross profit	1,375	1,222	3,411	2,594

Operating expense
Selling, general and administrative	3,276	2,447	10,855	5,966
Research and development	5,679	1,251	12,098	2,789

Total operating expense	8,955	3,698	22,953	8,755

Loss from operations	(7,580)	(2,476)	(19,542)	(6,161)
Other income (expense), net	(9)	(19)	38	(58)

Net loss before income taxes	(7,589)	(2,495)	(19,504)	(6,219)
Income tax expense	(1)	—	(41)	(1)

Net loss	$(7,590)	$(2,495)	$(19,545)	$(6,220)

Net loss per common share basic and diluted	$(0.33)	$(0.16)	$(0.89)	$(1.06)

Weighted-average common shares used to compute basic and diluted net loss per share	23,215	15,319	22,066	5,849

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PFENEX INC.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Nine Months Ended September 30,
	2015	2014
	(in thousands)
Cash flows from operating activities
Net loss	$(19,545)	$(6,220)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation and amortization	394	348
Amortization of intangible assets	398	398
Stock-based compensation expense	1,221	191
Loss on disposal of property and equipment	51	—
Changes in operating assets and liabilities
Accounts and unbilled receivables	487	1,676
Inventories	(2)	2
Other current assets	(223)	(142)
Other long term assets	—	78
Accounts payable	273	(324)
Accrued expenses	2,663	(93)
Deferred revenue	48,854	(485)
Income tax receivable	(797)	(3)

Net cash provided by (used in) operating activities	33,774	(4,574)

Cash flow from investing activities
Sales/maturities of investments	—	1,250
Acquisitions of property and equipment	(1,211)	(20)

Net cash (used in) provided by investing activities	(1,211)	1,230

Cash flows from financing activities
Borrowings under line of credit agreement	—	223
Restricted cash	(3)	125
Repurchase of common stock	—	(131)
Proceeds from exercise of stock options and other stock issuances	300	33
Proceeds from issuance of common stock from initial public offering	—	50,641
Proceeds from issuance of common stock from secondary offering	37,342	—

Net cash provided by financing activities	37,639	50,891

Net increase in cash and cash equivalents	70,202	47,547
Cash and cash equivalents
Beginning of period	45,722	3,954

End of period	$115,924	$51,501

Supplemental schedule of cash flow information
Cash paid for interest	$78	$69
Cash paid for taxes	$942	$21
Non-cash financing transactions
Conversion of preferred stock to common stock	$—	$113,940
Preferred stock dividends paid in common shares	$—	$7,307
Accretion of preferred stock redemption value	$—	$760

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PFENEX INC.

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2015

1. Organization and Summary of Significant Accounting Policies

Business Activities and Organization

Pfenex Inc. (“Company” or “Pfenex”) was incorporated in the state of Delaware in 2009. The Company is a clinical-stage biotechnology company engaged in the development of biosimilar and generic therapeutics and other high value and difficult-to-manufacture proteins. The Company’s lead product candidate is PF582, a biosimilar candidate to Lucentis (ranibizumab). Lucentis is marketed by Genentech, Inc. a wholly-owned member of the Roche Group and Novartis AG, for the treatment of patients with retinal diseases. The Company is conducting a Phase 1b/2a trial in patients with wet age-related macular degeneration, or wet AMD, with its collaboration partner, Hospira, Inc. (“Hospira”), a subsidiary of Pfizer Inc. (collectively with Hospira, “Pfizer”). Pfizer is responsible for determining the need for and timing of any interim analysis for the Phase 1b/2a trial. The Company expects to commence a comparative clinical study with Pfizer in 2016. Pfizer will be responsible for the manufacturing and commercialization of PF582 globally upon successful receipt of marketing approval. The Company’s next most advanced product candidates are PF530 and PF708. PF530 is a biosimilar candidate to Betaseron (interferon beta-1b), marketed by Bayer AG for the treatment of multiple sclerosis. The pilot Phase 1 study for PF530 was initiated in March 2015. PF708 is a generic candidate to Forteo (teriparatide), marketed by Eli Lilly for the treatment of osteoporosis. PF708 is expected to enter into a bioequivalence study by the end of 2015. In addition to the Company’s three lead product candidates, its pipeline includes four other biosimilar candidates as well as vaccine, generic and next generation biologic candidates. The Company filed the Investigational New Drug (“IND”) application for its recombinant anthrax vaccine at the end of 2014.

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

Subsidiary – Pfenex Limited

The UK subsidiary was formed in December 2013 to assist with the Company’s international strategy at that time. In May 2015, the Company initiated the process to dissolve the subsidiary. The dissolution of the subsidiary was finalized in September 2015. Since its incorporation, there has been no activity in the subsidiary and therefore no intercompany relationship requiring inclusion in the accompanying unaudited condensed consolidated financial statements.

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

Restricted Cash

As discussed in Note 6, the Company has a line of credit with Wells Fargo Bank, National Association (“Wells Fargo”) under which the Company may borrow up to $3.9 million. The line of credit is secured by a security interest of first priority in favor of Wells Fargo in all funds deposited into the Company’s money market account held at Wells Fargo. Restrictions on the money market account will be removed when the line of credit is paid in full and has expired. The line of credit expires on July 1, 2018, at which time all outstanding amounts become due and payable.

Concentrations

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents, investments and accounts and unbilled receivables. The Company has established guidelines intended to limit its exposure to credit risk by placing investments with high credit quality financial institutions, diversifying its investment portfolio and placing investments with maturities that help maintain safety and liquidity. All cash and cash equivalents were held at two major financial institutions as of September 30, 2015 and December 31, 2014. For the Company’s cash position of $119.9 million as of September 30, 2015, which includes restricted cash of $4.0 million, the Company has exposure to credit loss for amounts in excess of insured limits in the event of non-performance by the institutions; however, the Company does not anticipate non-performance.

Additional credit risk is related to the Company’s concentration of receivables. As of September 30, 2015 and December 31, 2014, receivables were concentrated among two customers representing 76% and 95% of total net receivables, respectively. For the three month period ended September 30, 2015, revenue was concentrated among two customers, including the Company’s collaborative partner, representing 77% of total revenues and three customers representing 85% for the three months ended September 30, 2014. For the nine month period ended September 30, 2015, revenue was concentrated among four customers, including the

Company’s collaborative partner, representing 83% of total revenues and two customers representing 72% for the nine months ended September 30, 2014. There were no supplier concentrations.

A portion of revenue is earned from sales outside the United States. Non-U.S. revenue is denominated in U.S. dollars. A breakdown of the Company’s net revenue from U.S. and non-U.S. sources for the three and nine months ended September 30, 2015 and 2014 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2015	2014	2015	2014
US Revenue	$1,939	$2,272	$5,278	$7,432
Non-US Revenue	118	529	1,044	1,193

	$2,057	$2,801	$6,322	$8,625

During the nine months ended September 30, 2015, revenue earned from non-recurring sales in Japan accounted for 11% of the Company’s revenue. During the three months ended September 30, 2015 and the three and nine months ended September 30, 2014, no single foreign country accounted for more than 10% of the Company’s revenue.

Inventories

Inventories consist of reagent protein products and are valued at the lower of cost or market. The Company regularly reviews inventories on hand to identify any inventory that has become obsolete or has a cost basis in excess of its expected net realizable value, as well as any inventory quantities in excess of expected requirements. No write-downs were recorded during the nine months ended September 30, 2015 or 2014.

Revenue

The Company’s revenue is related to the monetization of its protein production platform through collaboration agreements, service agreements, license agreements, government contracts and sales of reagent protein products which may provide for various types of payments, including upfront payments, funding of research and development, milestone payments, intellectual property access fees and licensing fees. The Company’s revenue generating agreements also include potential revenues for achieving milestones and for product royalties.

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

Upfront, non-refundable licensing payments are assessed to determine whether or not the licensee is able to obtain standalone value from the license. Where the license does not have standalone value, non-refundable license fees are recorded as deferred revenue and recognized as revenue as the Company performs under the applicable agreement. Where the level of effort is relatively consistent over the performance period, the Company recognizes fixed or determined revenue on a straight-line basis over the estimated period of performance. Where the license has standalone value, the Company recognizes total license revenue at the time all revenue recognition criteria have been met.

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

The Company assesses milestone payments on an individual basis and recognizes revenue from nonrefundable milestone payments when the earnings process is complete and the payment is reasonably assured. Nonrefundable milestone payments related to arrangements under which the Company has continuing performance obligations are recognized as revenue upon achievement of the associated milestone, provided that (i) the milestone event is substantive and its achievability was not reasonably assured at the inception of the agreement and (ii) the amount of the milestone payment is reasonable in relation to the effort expended or the risk associated with the milestone event. Where separate milestone payments do not meet these criteria, the Company recognizes revenue using a contingency-adjusted performance model over the period of performance. For the three and nine months ended September 30, 2015 and 2014, no revenue in connection with the achievement of milestones has been recognized.

The Company’s reagent protein products are comprised of internally developed reagent protein products and those purchased from original manufacturers for resale. Revenues for reagent product sales are reflected net of attributable sales tax. The Company generally offers a 30 day return policy. The Company recognizes reagent product revenue from product sales when it is realized or realizable and earned. Revenue is realized or realizable and earned when all of the following criteria are met: (1) persuasive evidence of an arrangement exists, (2) delivery has occurred or services have been rendered, (3) the Company’s price to the buyer is fixed or determinable, and (4) collectability is reasonably assured. Revenue from sales transactions where the buyer has the right to return the product is recognized at the time of sale only if: (1) the Company’s price to the buyer is substantially fixed or determinable at the date of sale, (2) the buyer has paid the Company, or the buyer is obligated to pay the Company and the obligation is not contingent on resale of the product, (3) the buyer’s obligation to the Company would not be changed in the event of theft or physical destruction or damage of the product, (4) the buyer acquiring the product for resale has economic substance apart from that provided by the Company, (5) the Company does not have significant obligations for future performance to directly bring about resale of the product by the buyer, and (6) the amount of future returns can be reasonably estimated. As of September 30, 2015, the Company has had minimal product returns related to reagent protein product sales. However, given the nature of the products, the Company has recorded reserves of $2 thousand and $10 thousand for warranty and return rights at September 30, 2015 and December 31, 2014, respectively. The reserve is a component of accounts and unbilled receivables, net in the accompanying unaudited condensed consolidated balance sheets. Revenue under arrangements where the Company outsources the cost of fulfillment to third parties is evaluated as to whether the related amounts should be recorded gross or net. The Company records amounts collected from the customer as revenue, and the amounts paid to suppliers as cost of revenue when it holds all or substantially all of the risks and benefits related to the product or service. For transactions where the Company does not hold all or substantially all the risk, the Company uses net reporting and therefore records the transaction as if the end-user made a purchase from the supplier with the Company acting as a sales agent.

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued an Accounting Standards Update (ASU), “Revenue from Contracts with Customers,” which outlines a comprehensive revenue recognition model and supersedes most current revenue recognition guidance. The new standard requires a company to recognize revenue upon transfer of goods or services to a customer at an amount that reflects the expected consideration to be received in exchange for those goods or services. The ASU defines a five-step approach for recognizing revenue, which may require a company to use more judgment and make more estimates than under the current guidance. The ASU as currently issued will be effective for the Company starting in 2019. The new standard allows for two methods of adoption: (a) full retrospective adoption, meaning the standard is applied to all periods presented, or (b) modified retrospective adoption, meaning the cumulative effect of applying the new standard is recognized as an adjustment to the opening retained earnings balance. The Company is in the process of determining the adoption method as well as the effects the adoption will have on its condensed consolidated financial statements.

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

Level 1	Observable inputs such as quoted prices in active markets for identical assets or liabilities. Level 1 assets at September 30, 2015 and December 31, 2014 included the Company’s cash, cash equivalents and investments in certificates of deposit. There were no Level 1 liabilities;

Level 2	Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly. The Company had no Level 2 assets or liabilities at September 30, 2015 or December 31, 2014; and

Level 3	Unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of assets or liabilities in which there is little or no market data. The Company had no Level 3 assets or liabilities at September 30, 2015 or December 31, 2014.

The following table presents the Company’s assets that are measured at fair value on a recurring basis as of September 30, 2015 and December 31, 2014:

(in thousands)	Total	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2015
Cash and money market funds	$119,882	$119,882	$—	$—

Total assets measured at fair value	$119,882	$119,882	$—	$—

December 31, 2014
Cash and money market funds	$49,677	$49,677	$—	$—

Total assets measured at fair value	$49,677	$49,677	$—	$—

Cash and money market funds include restricted cash, which is included in non-current assets on the balance sheets.

3. Property and Equipment

Property and equipment consisted of the following:

(in thousands)	September 30, 2015	December 31, 2014
Furniture and equipment	$173	$157
Computers and IT equipment	251	190
Purchased software	728	686
Lab and research equipment	3,253	2,837
Leasehold improvements	450	348
Construction in progress	417	—
Other fixed assets	64	35

Total property and equipment, gross	5,336	4,253
Less: accumulated depreciation and amortization	(2,260)	(1,943)

Total property and equipment, net	$3,076	$2,310

Total depreciation and amortization expense was included in selling, general and administrative expenses and research and development in the accompanying condensed consolidated statements of operations as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2015	2014	2015	2014
Selling, general and administrative	$65	$97	$194	$288
Research and development	74	19	200	60

Total depreciation and amortization expense	$139	$116	$394	$348

4. Intangible Assets

Intangible assets consisted of the following:

(in thousands)	September 30, 2015	December 31, 2014
Customer relationships	$3,750	$3,750
Developed technology	4,400	4,400
Trade names	910	910

Gross intangible assets	9,060	9,060
Less: Accumulated amortization	(3,095)	(2,697)

Total intangible assets, net	$5,965	$6,363

Amortization expense was $0.1 million for each of the three months ended September 30, 2015 and 2014 and $0.4 million for each of the nine months ended September 30, 2015 and 2014. Amortization expense is included within selling, general and administrative expense in the accompanying condensed consolidated statements of operations. As of September 30, 2015, estimated amortization expense for the next five years amounts to approximately $0.5 million per year.

5. Accrued Liabilities

Accrued liabilities consisted of the following:

(in thousands)	September 30, 2015	December 31, 2014
Accrued vacation	$400	$379
Deferred rent	374	247
Accrued bonuses	880	913
Other accrued employee-related liabilities	223	125
Accrued professional fees	316	221
Accrued supplier liability	33	198
Accrued subcontractor costs	2,699	292
Other accrued liabilities	406	258

	$5,331	$2,633

6. Line of Credit Obligation

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

The Amended Credit Facility contains customary affirmative covenants, such as financial statement reporting requirements. The Amended Credit Facility also contains customary negative covenants that limit the ability of the Company to, among other things, pay cash dividends if a default is continuing or would occur as a result, incur debt, create liens and encumbrances, or redeem or repurchase stock for cash if a default is continuing or would occur as a result. Future U.S. subsidiaries are required to become subsidiary guarantors of all amounts owing under the Amended Credit Facility.

The Amended Credit Facility contains customary events of default, such as the failure to pay obligations when due, initiation of bankruptcy or insolvency proceedings, defaults on certain other indebtedness, change of control, and material breach of representations and warranties. Upon an event of default, the lender may, subject to customary cure rights, require the immediate payment of all amounts outstanding and foreclose on collateral.

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

As of September 30, 2015, the amount drawn down on the Amended Credit Facility was $3.8 million and bore a fixed interest rate of 2.31%. The Company recognized $22 thousand of interest expense related to the Amended Credit Facility and LOCs for each of the three months ended September 30, 2015 and 2014 and $67 thousand and $63 thousand for the nine months ended September 30, 2015 and 2014, respectively.

7. Commitments and Contingencies

Collaborative Arrangement

In February 2015, the Company entered into a development and license agreement with Pfizer following the close of the acquisition in September 2015, in which comparative clinical study costs for PF582 will be shared. Pfizer will be responsible for manufacturing and commercializing the product. Under the terms of the collaboration, the Company is eligible to receive up to $342 million in one-time payments, including a non-refundable payment for the license agreement of $51 million, which was received in March of 2015 upon receipt of antitrust approval, up to $291 million upon the successful achievement of certain pre-commercial and commercial milestones, and double digit escalating royalties on annual sales of PF582. Accordingly, the Company is recognizing the $51 million over the patent lives, which extend to 2028. In the three and nine months ended September 30, 2015, $0.9 million and $2.0 million was recognized as license revenue.

Lease Agreements

In June 2010, the Company entered into a lease agreement (“Lease”) with a landlord for an initial term of 10 years, for its corporate headquarters comprised of one building located in San Diego, California. Occupation of the premises under the Lease began in April 2011. Under the terms of the Lease, the Company pays annual base rent, subject to an annual fixed percentage increase, plus its share of common operating expenses. The annual base rent was subject to abatement of 50% for the first year of the lease. The Company recognizes rent expense on a straight-line basis over the term of the Lease.

In September 2014, the Company amended the Lease to extend the term for an additional three years through March 31, 2024 and to lease additional facilities consisting of 7,315 square feet, resulting in a total increase in the estimated rent payments over the life of the Lease by approximately $2.9 million. Base rent payments for the new space commenced in December 2014 and increased total estimated rent payments over the life of the Lease by approximately $1.5 million. The extended term on the existing space increased total estimated rent payments by approximately $1.4 million. In addition to the base rent, the Company is obligated to pay certain customary amounts for its share of operating expenses and tax obligations.

In addition to the Lease, the Company has entered into operating and capital lease agreements for office and lab equipment that expire at various dates through December 2019.

Line of Credit

In July 2015, the Company entered into the Amended Credit Facility. See Note 6 - Line of Credit Obligation for more information. Estimated interest payments have been calculated for this debt based on the applicable rates and payment dates existing as of September 30, 2015. Although the interest rates on this debt obligation may vary, the interest rate as of September 30, 2015 has been applied for all years presented.

The following table summarizes our contractual obligations as of September 30, 2015 for the remainder of fiscal 2015 and future fiscal years:

	Payment Amounts
	Operating Leases	Capital Leases	Interest on Long-Term Debt	Line of Credit	Total
	(in thousands)

2015	$ 153	$ 12	$ 22	$ —	$ 187
2016	623	47	90	—	760
2017	639	47	90	—	776
2018	573	—	45	3,813	4,431
2019	590	—	—	—	590
Thereafter	2,631	—	—	—	2,631

Total	$ 5,209	$ 106	$ 247	$ 3,813	$ 9,375

8. Common Stock and Preferred Stock

Prior to the completion of the IPO in July 2014, the Company was authorized to issue common stock and Series A-1 and Series A-2 redeemable convertible preferred stock. Immediately prior to the completion of the IPO, all of the outstanding shares of convertible preferred stock automatically converted into 8,634,857 shares of common stock. The Company issued 1,217,784 shares of common stock in connection with the payment of all accrued and unpaid dividends on the preferred stock upon the conversion of the convertible preferred stock to common stock immediately prior to the completion of the IPO. The Company also repurchased 423,185 shares of its common stock at a purchase price of $0.31 per share pursuant to the amended and restated subscription agreement, dated May 2, 2014, entered into with certain stockholders, including Signet Healthcare Partners Accredited Partnership III, LP and Signet Healthcare Partners QP Partnership III, LP. Additionally, members of the Company’s management team forfeited an aggregate of 100,000 shares of common stock in connection with the completion of the IPO.

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

All of the Company’s outstanding preferred stock was converted to common stock on July 28, 2014, at which time no dividends had been declared or paid. Cumulative dividends were as follows:

	Cumulative as of July 28, 2014
(in thousands, except dividends per share)	Dividends	Dividends per Share
Series A-2	$4,457	$1.25
Series A-1	2,850	$0.57

	$7,307

9. Repurchase of Common Stock

On December 1, 2009, the Company entered into a common stock subscription agreement with three investors pursuant to which the Company agreed to repurchase a maximum of 423,185 shares of common stock at a price per share of $0.31. Pursuant to the amended and restated subscription agreement, dated May 2, 2014, the Company repurchased all 423,185 shares of common stock at $0.31 price per share immediately prior to the completion of the IPO in July 2014 for a total cost of $131 thousand.

10. Stock-Based Compensation

Summary Stock-Based Compensation Information

The following table summarizes stock-based compensation expense:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2015	2014	2015	2014
Cost of revenues	$19	$23	$62	$44
Research and development	115	20	247	37
Selling, general and administrative	343	64	912	110

Total	$477	$107	$1,221	$191

Stock-based compensation from:
Stock options	$461	$107	$1,160	$191
Employee stock purchase plan	16	—	61	—

Total	$477	$107	$1,221	$191

Stock-Based Compensation Plans

The 2009 Equity Incentive Plan (“2009 Plan”) terminated in connection with the Company’s IPO in 2014 and, accordingly, no awards will be granted under the 2009 Plan following the IPO. However, the 2009 Plan will continue to govern outstanding awards granted thereunder. An aggregate of 1.1 million shares of common stock was reserved for issuance under the 2009 Plan. The 2009 Plan provided for the grant of incentive stock options and for the grant of nonstatutory stock options, restricted stock, restricted stock units, and stock appreciation rights to the Company’s employees, directors and consultants. As of September 30, 2015, awards covering approximately 0.7 million shares of common stock were outstanding under the 2009 Plan.

In July 2014, the board of directors adopted the 2014 Equity Incentive Plan (“2014 Plan”) and the Company’s stockholders approved it. The 2014 Plan provides for the grant of incentive stock options, within the meaning of Section 422 of the Internal Revenue Code, to employees and any parent and subsidiary corporations’ employees, and for the grant of nonstatutory stock options, restricted stock, restricted stock units, stock appreciation rights, performance units and performance shares to its employees, directors and consultants and its parent and subsidiary corporations’ employees and consultants. Upon approval, a total of 1,356,219 shares of common stock were reserved for issuance pursuant to the 2014 Plan. In addition, the shares reserved for issuance under the 2014 Plan include shares returned to the 2009 Plan as the result of expiration or termination of awards (provided that the maximum number of shares that may be added to the 2014 Plan pursuant to such previously granted awards under the 2009 Plan is 961,755 shares). The number of shares available for issuance under the 2014 Plan also includes an annual increase on the first day of each fiscal year beginning in 2015 and ending with and including the 2018 fiscal year, equal to the least of: (i) 1,356,219 shares; (ii) 2.5% of the outstanding shares of common stock as of the last day of the immediately preceding fiscal year; or (iii) such other amount as the board of directors may determine. Stock options granted to date under the 2009 Plan and the 2014 Plan have a term of ten years from the date of grant, and generally vest over a four-year period. However, in the event that an incentive stock option (“ISO”) granted to a participant who, at the time the ISO is granted, owns stock representing more than 10% of the total combined voting power of all classes of stock of the Company, the term of the ISO shall be five years from the grant date or such shorter term as may be provided in the award agreement. In January 2015, the board of directors approved an increase of 510,126 shares to the number of shares reserved for issuance under the 2014 Plan. During the nine months ended September 30, 2015, options to purchase 751,065 shares of common stock were granted and options to purchase 98,483 shares of common stock were forfeited under the 2014 Plan. As of September 30, 2015, a total of 885,293 shares were available for issuance under the 2014 Plan.

Employee Stock Purchase Plan

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

A total of 355,618 shares of common stock were reserved for sale under the ESPP as of December 31, 2014. In addition, the ESPP provides for annual increases in the number of shares available for sale under the ESPP on the first day of each fiscal year beginning in 2015, equal to the least of: (i) 355,618 shares; (ii) 1.5% of the outstanding shares of the common stock on the last day of the immediately preceding fiscal year; or (iii) such other amount as may be determined by the administrator. In January 2015, the board of directors approved an increase of 306,075 shares to the number of shares reserved for sale under the ESPP. During the first nine months of 2015, 24,310 shares were purchased under the ESPP. As of September 30, 2015, a total of 637,383 shares are available for sale under the ESPP. During nine months ended September 30, 2015, proceeds of $140 thousand were received for the issuance of shares under the ESPP.

There is no expense for the three or nine months ended September 30, 2014. For the three and nine months ended September 30, 2015, the Company recorded compensation expense related to the ESPP of $16 thousand and $61 thousand, respectively.

The fair value of the employees’ stock purchase rights granted under the ESPP was estimated using the Black-Scholes option pricing model with the following assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Risk-free interest rate	Less than 1%	N/A	Less than 1%	N/A
Expected term of options (months)	6 - 24	N/A	6 - 24	N/A
Expected volatility	29.2% - 41.0%	N/A	29.2% - 44.8%	N/A
Dividend yield	0%	N/A	0%	N/A

Stock Options

The exercise price of all options granted during the three and nine months ended September 30, 2015 and 2014 was equal to the estimated fair value of the underlying common stock on the date of grant, or following the IPO, the closing price of the Company’s common stock on the date of grant. The fair value of each stock option granted is estimated on the grant date under the fair value method using the Black-Scholes model. The estimated fair values of the stock option, including the effect of estimated forfeitures, are then expensed over the requisite service period which is generally the vesting period. The following assumptions were used to estimate the fair value of stock options:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Risk-free interest rate	1.6% - 1.7%	2.0%	1.3% - 1.9%	1.9% - 2.0%
Expected volatility	49.8% - 66.2%	53.0%	50.2% - 66.2%	48.7% - 53.5%
Expected dividend yield	0.0%	0.0%	0.0%	0.0%
Expected life of options in years	5.3 – 6.3	6.0 –6.1	5.3 – 6.3	5.5 – 6.1

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

The following table summarizes the Company’s stock option activity during the nine months ended September 30, 2015:

	Number of Options	Weighted Average Exercise Price
	(in thousands, except weighted average exercise price)
Outstanding at December 31, 2014	1,232	$4.68
Granted	751	10.86
Exercised	(215)	0.74
Cancelled (forfeited)	(115)	6.44

Outstanding at September 30, 2015	1,653	$7.89

Vested and expected to vest at September 30, 2015	1,548	$7.72
Vested and exercisable at September 30, 2015	544	$2.99

The Company received approximately $89 thousand and $24 thousand from stock option exercises during the three months ended September 30, 2015 and 2014, respectively, and $160 thousand and $33 thousand during the nine months ended September 30, 2015 and 2014, respectively. Options outstanding at September 30, 2015 have a weighted average remaining contractual term of 8.0 years.

As of September 30, 2015, there was approximately $5.0 million of unrecognized compensation cost related to unvested stock option awards and the weighted average period over which this cost is expected to be recognized is 2.9 years.

11. Income Taxes

During the three and nine months ended September 30, 2015, the Company recorded an income tax expense of $1 thousand and $41 thousand, respectively, related to alternative minimum taxes. For tax purposes, the Company will recognize all of the $51 million upfront payment from Pfizer as income. The Company will have a deferred tax asset for the difference between the income recognized for book and tax. The future reversal of the deferred revenue will provide for a carryback to 2015 for any amounts recognized for books in 2016 and 2017, estimated to be about $8 million. The future reversal of this temporary difference is a source of income when evaluating the deferred tax asset and valuation allowance. The Company’s taxable income, after net operating losses, is estimated to be $3 million for 2015 and no tax provision, other than alternative minimum tax, will be recorded in 2015 since the taxable income is less than the sources of income related to the reversal of the temporary differences arising in the carryback period. No tax expense is expected in the next several years as the Company continues to generate net operating losses and corresponding valuation allowances due to its investments in its lead product candidates and other pipeline products.

12. Net Loss per Share of Common Stock

The following table summarizes the computation of basic and diluted net loss per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2015	2014	2015	2014
Net loss	$(7,590)	$(2,495)	$(19,545)	$(6,220)
Weighted-average common shares used to compute basic and diluted net loss per share	23,215	15,319	22,066	5,849

Net loss per common share basic and diluted	$(0.33)	$(0.16)	$(0.89)	$(1.06)

Basic net loss per share is computed by dividing the net loss by the weighted-average number of common shares outstanding for the period. Diluted net loss per share is computed by dividing the net loss attributable to common stockholders by the weighted-average number of common shares and dilutive common stock equivalents outstanding for the period, determined using the treasury-stock method and the as-if converted method, for convertible securities, if inclusion of these is dilutive. Because the Company has reported a net loss for the three and nine months ended September 30, 2015 and 2014, diluted net loss per common share is the same as basic net loss per common share for those periods.

The following potentially dilutive securities outstanding at the end of the periods presented have been excluded from the computation of diluted shares outstanding, as their effect would be anti-dilutive:

	September 30,
(in thousands)	2015	2014
ESPP	35	40
Options to purchase common stock	1,653	1,093

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

The following discussion and analysis should be read together with our condensed consolidated financial statements and the notes to those statements included elsewhere in this Form 10-Q. This Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that are based on our management’s beliefs and assumptions and on information currently available to our management. The forward-looking statements are contained principally in the section entitled “Risk Factors” and this Management’s Discussion and Analysis of Financial Condition and Results of Operations. Forward-looking statements include, but are not limited to:

•	our and our collaboration partners’ ability to enroll patients in our clinical studies at the pace that we project;

•	our expectations regarding the timing and the success of the design of the clinical trials and planned clinical trials of PF582, PF530, PF708 and our other product candidates, and reporting results from same;

•	whether the results of our and our collaboration partners’ trials will be sufficient to support domestic or global regulatory approvals for PF582, PF530, and PF708;

•	our and our collaboration partners’ ability to obtain and maintain regulatory approval of PF582, PF530, PF708 or our future product candidates, and the timing of such regulatory approvals;

•	our reliance on third parties to conduct clinical studies;

•	our reliance on third-party contract manufacturers to manufacture and supply our product candidates for us;

•	the benefits of the use of PF582, PF530, PF708 or any future product candidates;

•	the rate and degree of market acceptance of PF582, PF530, PF708 or any future product candidates;

•	our expectations regarding government and third-party payor coverage and reimbursement;

•	our and our collaboration partners’ ability to manufacture PF582, PF530, and PF708 in conformity with regulatory requirements and to scale up manufacturing of PF582, PF530, and PF708 to commercial scale;

•	our ability to successfully build a specialty sales force, or collaborate with third-party distributors, to commercialize our products;

•	our ability to compete with companies currently producing the reference products, including Lucentis, Betaseron and Forteo;

•	our reliance on our collaboration partners’ performance over which we do not have control;

•	our ability to retain and recruit key personnel, including development of a sales and marketing function;

•	our ability to obtain and maintain intellectual property protection for PF582, PF530, PF708 or any future product candidates;

•	our estimates of our expenses, ongoing losses, future revenue, capital requirements and our needs for or ability to obtain additional financing;

•	the sufficiency of our cash and cash equivalents and cash generated from operations to meet our working capital and capital expenditure needs;

•	our expectations regarding the market size, size of the patient populations, and growth potential for our product candidates;

•	our estimates of the expected patent expiration timelines for Lucentis, Betaseron, Forteo and other branded reference biologics;

•	our expectations regarding the time during which we will be an emerging growth company under the Jumpstart Our Business Startups Act;

•	our ability to develop new products and product candidates;

•	our ability to successfully establish and successfully maintain appropriate collaborations and derive significant revenue from those collaborations;

•	our use of proceeds from our offerings;

•	our financial performance; and

•	developments and projections relating to our competitors or our industry.

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

In this Form 10-Q, “we,” “us” and “our” refer to Pfenex Inc. and its subsidiaries.

Overview

We are a clinical-stage biotechnology company engaged in the development of biosimilar and generic therapeutics and other high-value and difficult-to-manufacture proteins. Our lead product candidate is PF582, a biosimilar candidate to Lucentis (ranibizumab). Lucentis, marketed by Genentech, Inc., a wholly-owned member of the Roche Group and Novartis AG, for the treatment of patients with retinal diseases, achieved approximately $4.2 billion in global product sales in 2014. For PF582, we are conducting a Phase 1b/2a trial in patients with wet age-related macular degeneration, or wet AMD, with our collaboration partner, Hospira, Inc., or Hospira, a subsidiary of Pfizer Inc. (collectively with Hospira, “Pfizer”). Pfizer is responsible for determining the need for and timing of any interim analysis for the Phase 1b/2a trial. We expect to commence a comparative clinical study with Pfizer in 2016. Pfizer will be responsible for the manufacturing and commercialization of PF582 globally upon successful receipt of marketing approval.

Our next most advanced product candidates are PF530 and PF708. PF530 is a biosimilar candidate to Betaseron (interferon beta-1b) that is marketed by Bayer AG for the treatment of multiple sclerosis and achieved over $1.2 billion in global product sales in 2014. We initiated a Phase 1 trial of PF530 in the first quarter of 2015 and enrolled 12 healthy subjects who received an initial dose of either PF530 or the reference product to assess pharmacokinetic (“PK”) and pharmacodynamic (“PD”) parameters. After a subsequent wash out period, subjects were crossed over to receive the other product. Based on the analysis of the trial PK and PD parameters, we announced in November 2015 that there were no statistically significant differences in PK and PD between the groups administered PF530 versus the reference product. While the study enrolled just 12 subjects and was therefore not powered for further statistical testing, this pilot PK/PD study has provided the necessary PK/PD variability information for PF530 further development. Following our discussions with FDA, we intend to pursue an abbreviated development path for PF530 consisting of a pivotal PK/PD study in healthy subjects and an immunogenicity trial in multiple sclerosis patients, pending the agency’s review of additional bioanalytical data. Over the remainder of this year and into early next year, we will supplement our bioanalytical package and have additional discussions with FDA to refine the study design. We expect to initiate the clinical program in the second half of 2016. PF708 is a generic candidate to Forteo (teriparatide), marketed by Eli Lilly for the treatment of osteoporosis and achieved over $1.3 billion in global product sales in 2014. PF708 is expected to enter into a bioequivalence study by the end of 2015. In addition to our three most advanced product candidates, our pipeline includes four other biosimilar candidates as well as vaccine, generic and next generation biologic candidates. To date, none of our product candidates have received marketing authorization from any regulatory agency, and therefore we have not received revenue from the sale of any of our product candidates.

        Our product candidates are enabled by our patented protein production platform, Pfēnex Expression Technology®, which we believe confers several important competitive advantages compared to traditional techniques for protein production, including the ability to produce complex proteins with higher accuracy and greater degree of protein purity, as well as speed and cost advantages. The development of proteins, such as biosimilars, requires several competencies which represent both challenges and barriers to entry. Due to their inherent complexity, proteins require the use of living organisms to efficiently produce them at a large scale. Traditional techniques for protein production employ a trial and error approach to production organism, or strain, selection and process optimization, which is inherently inefficient and typically produces suboptimal results. This historically inefficient process provides barriers to create or replicate complex proteins, adds significant time to market and results in the high cost of goods typical of biologic therapeutics. Together, these limitations pose significant hurdles for companies interested in entering the market with biosimilar and generic products. Our platform utilizes a proprietary high throughput robotically-enabled parallel approach, which allows the construction and testing of thousands of unique protein production variables in parallel, thereby allowing us to produce and characterize complex proteins while reducing the time and cost of development and long-term production.

Our biosimilar and generic product candidate selection strategy is to focus on products with large addressable markets, which will be free of intellectual property barriers in major markets over our projected approval timelines, and for which our Pfēnex Expression Technology® enables efficient and large scale manufacturing. Our pipeline of product candidates and preclinical products under development includes four wholly-owned programs, one that is being developed in collaboration with Pfizer and three that are being developed in a joint venture with Strides Arcolab Limited, a specialty pharmaceutical company. In addition, we are also developing proprietary vaccine candidates that are being funded by the Department of Health and Human Services and the National Institutes of Health (NIH) within the United States government.

Our revenue for the three months ended September 30, 2015 and 2014 was $2.1 million and $2.8 million, respectively, and was $6.3 million and $8.6 million for the nine months ended September 30, 2015 and 2014, respectively. Our historical revenue has been primarily derived from monetizing our Pfēnex Expression Technology® through collaboration agreements, service agreements, government contracts and reagent protein product sales, which provide for various types of payments, including upfront payments, funding of research and development, milestone payments, intellectual property access fees and licensing fees. Currently, various government agencies are funding costs associated with our proprietary novel vaccine programs. As we continue to focus our business on the development of our product pipeline, we anticipate allocating fewer resources to certain aspects of our protein production activities that currently generate our revenue, which we expect will result in a decline of service-related revenue associated with protein production.

As of September 30, 2015, we had an accumulated deficit of $132.8 million, of which $89.8 million was attributable to recognizing the accretion in the redemption value of our convertible preferred stock. We recognized net losses of $7.6 million and $2.5 million for the three months ended September 30, 2015 and 2014, respectively, and $19.5 million and $6.2 million for the nine months ended September 30, 2015 and 2014, respectively. We expect to incur substantial and increasing losses for the next several years as we develop and advance our lead product candidates through clinical development, expand our research and development activities, and prepare for the potential commercial launch of our lead product candidates. As a result, our research and development expenses will increase materially as we incur further costs of development. We currently utilize third-party clinical research organizations, or CROs, to carry out our clinical development and we do not yet have an extensive sales organization. We will need substantial additional funding to support our operating activities, especially as we approach anticipated regulatory approval in Europe, the United States and other territories, and begin to establish our commercialization capabilities. Adequate funding may not be available to us on commercially reasonable terms, or at all. Since our inception, we have funded our operations primarily through the sale and issuance of common stock in our initial public offering, or IPO, and, most recently, in our follow-on offering, the sale and issuance of convertible preferred stock, our credit facility, and revenue from our collaboration agreements, service agreements, government contracts and reagent protein product sales. We have devoted substantially all of our capital resources to the research and development of our product candidates and working capital requirements. Additionally, as we continue to focus our business on the development of our product pipeline, we anticipate allocating fewer resources to certain aspects of our protein production activities that currently generate our revenue, which we expect will result in a decline of service-related revenue.

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

Results of Operations

Comparison of the three and nine months ended September 30, 2015 and 2014

The following table summarizes our net loss during the periods indicated:

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands, except percentages)	2015	2014	Change	2015	2014	Change
Revenue	$2,057	$2,801	(27)%	$6,322	$8,625	(27)%
Cost of revenue	682	1,579	(57)%	2,911	6,031	(52)%

Gross profit	1,375	1,222	13%	3,411	2,594	31%

Operating expense
Selling, general and administrative	3,276	2,447	34%	10,855	5,966	82%
Research and development	5,679	1,251	354%	12,098	2,789	334%

Total operating expense	8,955	3,698	142%	22,953	8,755	162%

Loss from operations	(7,580)	(2,476)	206%	(19,542)	(6,161)	217%
Other income (expense), net	(9)	(19)	(53)%	38	(58)	166%

Net loss before income taxes	(7,589)	(2,495)	204%	(19,504)	(6,219)	214%
Income tax expense	(1)	—	100%	(41)	(1)	4000%

Net loss	$(7,590)	$(2,495)	204%	$(19,545)	$(6,220)	214%

Revenue

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands, except percentages)	2015	2014	Change	2015	2014	Change
Revenue	$2,057	$2,801	(27)%	$6,322	$8,625	(27)%

Revenue decreased by $2.3 million, or 27%, to $6.3 million in the nine month period ended September 30, 2015 compared to $8.6 million in same period in 2014. Revenue decreased by $0.7 million, or 27%, to $2.1 million in the three month period ended September 30, 2015 compared to $2.8 million in same period in 2014. The decreases in revenue for the periods presented were due to the stage of development of our Px563L product candidate under our government contracts and the decrease in activity related to our protein production service work, partially offset by an increase in license revenue. We expect revenue related to our protein production services to decline in the near-term as we shift our resources to developing our product pipeline. Given the nature of the novel vaccine development process, revenue will fluctuate depending on stage of development.

Cost of Revenue

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands, except percentages)	2015	2014	Change	2015	2014	Change
Cost of revenue	$682	$1,579	(57)%	$2,911	$6,031	(52)%

Cost of revenue decreased by approximately $3.1 million, or 52%, to $2.9 million in the nine month period ended September 30, 2015 compared to $6.0 million in same period in 2014. Cost of revenue decreased by approximately $0.9 million, or 57%, to $0.7 million in the three month period ended September 30, 2015 compared to $1.6 million in same period in 2014. The decreases in cost of revenue for the periods presented were due primarily to the stage of development of our Px563L product candidate under our government contracts. The Phase 1 trial for Px563L, entirely funded through the U.S. government, is expected to be initiated by the end of the year. Given the nature of the novel vaccine development process, these costs will fluctuate depending on stage of development.

Selling, General and Administrative

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands, except percentages)	2015	2014	Change	2015	2014	Change
Selling, general and administrative	$3,276	$2,447	34%	$10,855	$5,966	82%

Selling, general and administrative expenses increased by $4.9 million, or 82%, to $10.9 million in the nine month period ended September 30, 2015 compared to $6.0 million in the same period in 2014. Selling, general and administrative expenses increased by $0.8 million, or 34%, to $3.3 million in the three month period ended September 30, 2015 compared to $2.5 million in the same period in 2014. The increases in selling, general and administrative expenses during the periods presented were due to an increase in activities associated with operating as a publicly-traded company. We expect general and administrative costs to increase for activities associated with operating as a publicly-traded company, including maintaining compliance with exchange listing and Securities and Exchange Commission requirements. These increases will likely include legal fees, accounting fees, directors’ and officers’ liability insurance premiums and fees associated with investor relations. These increases will also likely include the hiring of additional personnel. In addition, we intend to continue to incur increased internal and external business development costs to support our various product development efforts, which can vary from period to period.

Research and Development

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands, except percentages)	2015	2014	Change	2015	2014	Change
Research and development	$5,679	$1,251	354%	$12,098	$2,789	334%

Research and development expenses increased by approximately $9.3 million, or 334%, to $12.1 million in the nine month period ended September 30, 2015 compared to $2.8 million in the same period in 2014. Research and development expenses increased by approximately $4.4 million, or 354%, to $5.7 million in the three month period ended September 30, 2015 compared to $1.3 million in same period in 2014. The increase in research and development expenses during the periods presented was due to the increase in development activity on our product candidates PF708 and PF530 and the hiring of additional personnel dedicated to our research and development efforts. PF530 was removed from the Joint Development License Agreement (“JDLA”) with Strides Arcolab in February 2015 and we initiated a Phase 1 trial for PF530 in March 2015. We expect research and development costs will increase going forward as we independently advance PF530 as a wholly-owned product candidate. Additionally, we expect research and development expenses to increase as we advance our other lead candidates and pipeline product candidates. For example, under our agreement with Pfizer, we will share the confirmatory clinical study costs for PF582 with our share capped at $20 million, $10 million of which will be setoff as a credit against royalties payable to us unless the collaboration agreement is terminated prior to such setoff. We will also share the costs of seeking regulatory approval of PF582 and a certain portion of other costs that are related to PF582, and that may begin after any filings for regulatory approval of PF582 would be made.

Other Income (Expense), Net

Other income (expense), net increased by $96 thousand to $38 thousand of other income, net in the nine month period ended September 30, 2015 compared to $58 thousand of other expense, net in the same period in 2014. Other expense, net decreased by $10 thousand to $9 thousand of other expense, net in the three month period ended September 30, 2015 compared to $19 thousand of other expense, net in same period in 2014. The increases are primarily due to changes in interest income, interest expense and exchange rates.

Income Tax Expense

Income tax expense increased by $40 thousand in the nine month period ended September 30, 2015 compared to the same period in 2014. Income tax expense increased by $1 thousand in the three month period ended September 30, 2015 compared to no expense for the same period in 2014. This is due to the alternative minimum tax expense recorded in 2015.

Liquidity and Capital Resources

The following table summarizes our cash, cash equivalents and marketable securities:

(in thousands)	September 30, 2015	December 31, 2014
Cash and cash equivalents	$115,924	$45,722

Since inception, we have funded our operations primarily through the sale of equity securities, collaboration agreements, service agreements, government contracts, reagent protein product sales and borrowings under our credit facilities. At September 30, 2015, we had $115.9 million in cash and cash equivalents compared to $45.7 million as of December 31, 2014 and $4.0 million in restricted cash as collateral for lines of credit at both September 30, 2015 and December 31, 2014. As of September 30, 2015 and December 31, 2014, we had $3.8 million drawn under our $3.9 million Amended Credit Facility.

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

In February 2015, we entered into an agreement with Pfizer in which comparative clinical study costs for PF582 will be shared, and Pfizer will be responsible for manufacturing and commercializing the product. Under the terms of the collaboration, we are eligible to receive up to $342 million in one-time payments, including a non-refundable payment of $51 million, which we received in March of 2015 upon receipt of antitrust approval, and up to $291 million upon the successful achievement of certain pre-commercial and commercial milestones, and double digit escalating royalties on annual sales of PF582. The agreement also allows for additional future product collaborations.

In April 2015, we completed a follow-on public offering pursuant to which we sold 2,610,000 shares of our common stock at a price to the public of $15.50 per share. In addition, certain existing stockholders sold 4,140,000 shares of common stock in the underwritten public offering at the same per-share price. The total proceeds we received from the offering were approximately $38.0 million, net of underwriting discounts and commissions of approximately $2.4 million. After deducting estimated offering expenses payable by us of approximately $0.6 million, net proceeds to us were approximately $37.4 million.

In July 2015, we entered into an Amended and Restated Credit Agreement and an Amended and Restated Revolving Line of Credit Note, which we collectively refer to as our Amended Credit Facility. The Amended Credit Facility replaces our existing Credit Agreement, originally dated as of May 1, 2012. The Amended Credit Facility provides us with a $3.9 million revolving line of credit which we may draw upon from time to time. The proceeds of the loans under the Amended and Restated Credit Agreement may be used for working capital and general corporate purposes. The Amended Credit Facility terminates, and all outstanding loans become due and payable, on July 1, 2018. There was $3.8 million outstanding under our Amended Credit Facility as of September 30, 2015. Amounts outstanding under the Amended Credit Facility bear interest at a rate equal to, at our option, (i) a fluctuating rate per annum equal to 2.25% above the overnight LIBOR Rate or (ii) a fixed rate per annum determined by Wells Fargo to be 2.00% above the LIBOR Rate in effect on the first day of each LIBOR Period. See Note 6 for further discussion regarding the Amended Credit Facility and related covenants.

We believe that our available cash and cash equivalents, including the proceeds from our IPO in 2014 and our follow-on offering in April 2015, availability under our existing credit facilities, and any revenue from our government contracts, service agreements, collaboration agreements, and reagent protein product sales will allow us to fund our operations for at least the next 12 to 18 months. Our future capital requirements will depend on many factors, including the timing and extent of spending on our research and development efforts, the timing and success of our clinical trials, the expansion of our sales and marketing activities, the introduction of new product candidates, and the future market acceptance of our product candidates. In the event that additional financing is required from outside sources, we may not be able to raise such financing on terms acceptable to us or at all. If we are unable to raise additional capital when desired, our business, operating results and financial condition would be adversely affected.

Cash Flows

The following table sets forth the primary sources and uses of cash and cash equivalents for each of the periods presented below.

	Nine Months Ended September 30,
(in thousands)	2015	2014
Net cash provided by (used in):
Operating activities	$33,774	$(4,574)
Investing activities	(1,211)	1,230
Financing activities	37,639	50,891

Net increase in cash and cash equivalents	$70,202	$47,547

Net cash provided by operating activities was $33.8 million for the nine months ended September 30, 2015 compared to net cash used of $4.6 million for the nine month period ended September 30, 2014. The increase in net cash provided by operating activities in the nine months ended September 30, 2015, was primarily related to a collaboration agreement that we entered into with Pfizer in February 2015 to develop PF582. The agreement includes a one-time non-refundable payment of $51 million by Pfizer to Pfenex, which we received in March 2015. The increase in cash for the nine months ended September 30, 2015 was offset by our research and development activities associated with PF530 and PF708. We anticipate our research and development expense to increase in future periods as we advance our lead product candidates and product pipeline. In addition, our general and administrative costs increased as a result of activities associated with operating as a publicly-traded company, which we anticipate to continue for the foreseeable future.

Net cash used in investing activities was $1.2 million for the nine months ended September 30, 2015 compared to $1.2 million of net cash inflows for the nine month period ended September 30, 2014. We had no maturities of short-term investments in the nine month period ended September 30, 2015 compared to $1.3 million in maturities of short-term investments in the nine month period ended September 30, 2014. We used $1.2 million and $20 thousand to purchase property and equipment in the nine month periods ended September 30, 2015 and September 30, 2014, respectively.

Net cash provided by financing activities was $37.6 million for the nine months ended September 30, 2015 compared to net cash provided of $50.9 million for the nine month period ended September 30, 2014. The increase in net cash provided by financing activities was primarily associated with our follow-on public offering pursuant to which we sold 2,610,000 shares of our common stock at a price to the public of $15.50 per share. After deducting estimated offering expenses of approximately $0.6 million, net proceeds to us were approximately $37.4 million. The increase was also attributable to receiving $140 thousand in proceeds from purchases under our Employee Stock Purchase Plan, and $160 thousand from the exercises of stock options in the nine month periods ended September 30, 2015.

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

In the normal course of business, we enter into contracts and agreements that contain a variety of representations and warranties and provide for general indemnifications, including our Strides Arcolab agreements described above. Our exposure under these agreements is unknown because it involves claims that may be made against us in the future, but have not yet been made. As of September 30, 2015, we have not paid any claims or been required to defend any action related to our indemnification obligations. However, we may record charges in the future as a result of these indemnification obligations.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations as of September 30, 2015 for the remainder of fiscal 2015 and future fiscal years:

	Payment Amounts
(in thousands)	Operating Leases	Capital Leases	Interest on Long-Term Debt	Line of Credit	Total
2015	$153	$12	$22	$—	$187
2016	623	47	90	—	760
2017	639	47	90	—	776
2018	573	—	45	3,813	4,431
2019	590	—	—	—	590
Thereafter	2,631	—	—	—	2,631

Total	$5,209	$106	$247	$3,813	$9,375

Lease Agreements

In June 2010, we entered into a lease agreement (“Lease”) with a landlord for an initial term of 10 years, for our corporate headquarters comprised of one building located in San Diego, California. Occupation of the premises under the Lease began in April 2011. Under the terms of the Lease, we pay annual base rent, subject to an annual fixed percentage increase, plus our share of common operating expenses. The annual base rent was subject to abatement of 50% for the first year of the lease. We recognize rent expense on a straight-line basis over the term of the Lease.

In September 2014, we amended the Lease to extend the term for an additional three years through March 31, 2024 and to lease additional facilities consisting of 7,315 square feet, resulting in a total increase in the estimated rent payments over the life of the Lease by approximately $2.9 million. Base rent payments for the new space commenced in December 2014 and increased total estimated rent payments over the life of the Lease by approximately $1.5 million. The extended term on the existing space increased total estimated rent payments by approximately $1.4 million. In addition to the base rent, we are obligated to pay certain customary amounts for our share of operating expenses and tax obligations.

In addition to the Lease, we have entered into operating and capital lease agreements for office and lab equipment that expire at various dates through December 2019.

Line of Credit

In July 2015, we entered into an Amended Credit Facility. See Note 6 Line of Credit Obligation for more information. Estimated interest payments have been calculated for this debt based on the applicable rates and payment dates existing as of September 30, 2015. Although the interest rates on this debt obligation may vary, the interest rate as of September 30, 2015 has been applied for all years presented.

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

Interest rate fluctuation risk

The primary objective of our investment activities is to preserve our capital to fund our operations. We also seek to maximize income from our cash and cash equivalents without assuming significant risk. To achieve our objectives, we invest our cash and cash equivalents in money market funds, treasury obligations, short term certificates of deposit and high-grade corporate securities, directly or through managed funds, with maturities of six months or less. As of September 30, 2015, we had cash and cash equivalents of $115.9 million consisting of cash of $37.1 million and investments of $78.8 million in highly liquid U.S. money market funds. In addition, we had $4.0 million in restricted cash all invested in highly liquid U.S. money market funds. A portion of our investments may be subject to interest rate risk and could fall in value if market interest rates increase. However, because our investments are primarily short-term in duration, we believe that our exposure to interest rate risk is not significant and a 100 basis point movement in market interest rates would not have a significant impact on the total value of our portfolio. We actively monitor changes in interest rates.

As of September 30, 2015, the total principal outstanding under our line of credit agreements was $3.8 million. As of September 30, 2015, the Amended Credit Facility bore a fixed interest rate of 2.31%. If overall interest rates had increased by 10% during the periods presented, our interest expense would not have been materially affected.

Foreign currency exchange risk

We contract with CROs, investigational sites and suppliers in foreign countries. We are therefore subject to fluctuations in foreign currency rates in connection with these agreements. We do not hedge our foreign currency exchange rate risk. To date we have not incurred any material effects from foreign currency changes on these contracts. The effect of a 10% adverse change in exchange rates on foreign currency denominated cash and payables as of September 30, 2015 would not have been material. However, fluctuations in currency exchange rates could harm our business in the future.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

With the exception of one year, we have incurred annual net operating losses since inception, and to date have generated only limited revenue from government contracts, service agreements, collaboration agreements, and reagent protein product sales. We have recorded net losses of $19.5 million, $6.2 million, $9.8 million and $4.1 million for the nine months ended September 30, 2015 and 2014 and the years ended December 31, 2014 and 2013, respectively, and had an accumulated deficit of $132.8 million and net working capital of $112.0 million as of September 30, 2015. We have funded our operations primarily through the sale and issuance of common stock in our initial public offering, our recent follow-on offering in April 2015, the sale and issuance of convertible preferred stock, our credit facility, and revenue from government contracts, service agreements, collaboration agreements and reagent protein product sales. As of September 30, 2015, we had capital resources consisting of cash and cash equivalents of $115.9 million. The sale and issuance of common stock in our initial public offering in July 2014, and the exercise of the underwriters’ option to purchase additional shares in August 2014, provided net proceeds of approximately $52.6 million before offering expenses of approximately $2.0 million. In April 2015, we completed a follow-on offering in which we raised additional net proceeds of approximately $37.4 million.

As we continue to develop and invest more resources into the development and commercialization of our product candidates, we expect that our expenses will increase substantially, and that our net operating losses will increase over the next several years. To become profitable, we must successfully develop and obtain regulatory approval for our product candidates, and effectively manufacture and commercialize the product candidates we develop. If we obtain regulatory approval to market a product candidate, our future revenue will depend upon the size of any markets in which our product candidates may receive approval, and our and our collaboration partners’ ability to achieve sufficient market acceptance, pricing, reimbursement from third-party payors, and adequate market share for our product candidates in those markets. We may never succeed in these activities and therefore may never generate revenue that is significant or large enough to achieve profitability. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to become and remain profitable could depress the market price of our common stock and could impair our ability to raise capital, expand our business, diversify our product offerings or continue our operations.

We will require substantial additional funds to obtain regulatory approval for and commercialize our three most advanced biosimilar and generic product candidates and any future product candidates and, if additional capital is not available, we may need to limit, scale back or cease our operations.

Since our inception, most of our resources have been dedicated to the preclinical and clinical development of our three most advanced biosimilar and generic product candidates, PF582, PF530 and PF708. In the near term, we will incur substantial costs upon commencement of our comparative clinical study for PF582 with Hospira, Inc., or Hospira, a subsidiary of Pfizer Inc (collectively with Hospira, “Pfizer”). We believe that we will continue to expend substantial resources for the foreseeable future for the preclinical and clinical development of our current product pipeline, and the development of any other indications and product candidates we may choose to pursue, either alone or with our strategic collaboration partners. These expenditures will include costs associated with research and development, conducting preclinical studies and clinical trials, and manufacturing and supply as well as marketing and selling any products approved for sale. In addition, other unanticipated costs may arise. Because the outcome of any clinical trial is highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of PF582, PF530 and our pipeline of other product candidates and preclinical products under development.

We believe that our available cash and cash equivalents, including the proceeds from our initial public offering, or IPO, in 2014 and our follow-on offering in April 2015, availability under our existing credit facilities, and any revenue from our government contracts, service agreements, collaboration agreements, and reagent protein product sales will allow us to fund our operations for at least the next 12 to 18 months. In addition, we may seek additional capital due to favorable market conditions or strategic considerations; even if we believe we have sufficient funds for our current or future operating plans. Our future capital requirements may vary depending on the following:

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

Our quarterly operating results may fluctuate significantly.

Our operating results are subject to quarterly fluctuations. Our net loss and other operating results are affected by numerous factors, including:

•	variations in the level of expenses related to our PF582, PF530 and PF708 development programs;

•	addition or termination of clinical trials;

•	any intellectual property infringement lawsuit in which we may become involved;

•	regulatory developments affecting any of our products; and

•	our execution of any service, collaborative, licensing or similar arrangements, and the timing of payments we may make or receive under these arrangements.

If our quarterly operating results fall below the expectations of investors or securities analysts, the market price of our common stock could decline substantially. Furthermore, any quarterly fluctuations in our operating results may, in turn, cause the market price of our stock to fluctuate substantially.

Risks Relating to our Business and our Industry

If an improved version of a reference product, such as Lucentis, Betaseron or Forteo, is developed, or if the market for a reference product significantly declines, sales or potential sales of our biosimilar and generic product candidates may suffer.

Innovator companies may develop improved versions of a reference product as part of a life cycle extension strategy, and may obtain approval of the improved version under a supplemental biologics license application. If an innovator company succeeds in obtaining an approval of an improved product, it may capture a significant share of the collective reference product market and significantly reduce the market for the reference product, and thereby the potential size of the market for our biosimilar and generic product candidates. In addition, the improved product may be protected by additional patent rights.

Additionally, competition in the pharmaceutical market is intense. Reference products face competition on numerous fronts as technological advances are made that may offer patients a more convenient form of administration or increased efficacy, or as new products are introduced. As new products are approved that compete with the reference product to our biosimilar and generic product candidates, such as Lucentis, Betaseron or Forteo, sales of the reference products may be significantly and adversely impacted and may render the reference product obsolete. If the market for the reference product is impacted, we in turn may lose significant market share or market potential for our products and product candidates. As a result, the value of our product pipeline could be negatively impacted and our business, prospects and financial condition could suffer.

Our product candidates, if approved, will face significant competition from the reference products and from other biosimilars and generics of the reference products. Our failure to effectively compete may prevent us from achieving significant market penetration and expansion.

We expect to enter highly competitive pharmaceutical markets. Successful competitors in the pharmaceutical market have the ability to effectively discover, obtain patents, develop, test and obtain regulatory approvals for products, as well as the ability to effectively commercialize, market and promote approved products, including communicating the effectiveness, safety and value of products to consumers and medical professionals. Numerous companies, universities, and other research institutions are engaged in developing, patenting, manufacturing and marketing of products competitive with those that we are developing. Many of these potential competitors, such as Bayer AG, Novartis AG, Genentech, Inc. a wholly-owned member of the Roche Group, and Eli Lilly and Company are large, experienced companies that enjoy significant competitive advantages, such as substantially greater financial, research and development, manufacturing, personnel and marketing resources. Recent and potential future merger and acquisition activity in the biotechnology and pharmaceutical industries are likely to result in even more resources being concentrated among a smaller number of our competitors. These companies also maintain greater brand recognition and more experience and expertise in undertaking preclinical testing and clinical trials of product candidates, and obtaining U.S. Food and Drug Administration, or FDA, and other regulatory approvals of products. Established pharmaceutical companies may also invest heavily to accelerate discovery and development of novel compounds that could make our product candidates obsolete.

In addition, our biosimilar and generic products may face competition from companies that develop and commercialize biosimilars and generics that compete directly with our products. See “Risks Related to Government Regulation-If other biosimilars of Lucentis or Betaseron or other generics to Forteo are approved and successfully commercialized before PF582, PF530 or PF708, our business would suffer.”

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

In addition, if we and our collaboration partners are successful in commercializing PF582, PF530 and PF708 or any other product candidates the FDA, European Medicines Agency, or EMA, European Economic Area Competent Authorities, or EEA Competent Authorities, and other foreign regulatory agency regulations require that we report certain information about adverse medical events if those products may have caused or contributed to those adverse events. The timing of our obligation to report would be triggered by the date we become aware of the adverse event as well as the nature of the event. We or our collaborators may fail to report adverse events we become aware of within the prescribed timeframe. We or our collaborators may also fail to appreciate that we or our collaborators have become aware of a reportable adverse event, especially if it is not reported to us as an adverse event or if it is an adverse event that is unexpected or removed in time from the use of our products. If we or our collaborators fail to comply with our reporting obligations, the FDA, the EMA, EEA Competent Authorities, or other foreign regulatory agencies could take action including criminal prosecution, the imposition of civil monetary penalties, seizure of our products, or delay in approval or clearance of future products.

If we fail to attract and keep senior management and key scientific personnel, we may be unable to successfully develop PF582, PF530, PF708 or any future product candidates, conduct our clinical trials and commercialize PF582, PF530, PF708 or any future product candidates we develop.

Our success depends in part on our continued ability to attract, retain and motivate highly qualified management, clinical and scientific personnel. We believe that our future success is highly dependent upon the contributions of our senior management, particularly our Chief Executive Officer, Chief Financial Officer and Chief Business Officer, as well as our senior scientists and other members of our senior management team. Employment agreements with each of our Chief Executive Officer, Chief Financial Officer, Chief Business Officer, and other senior executives, as well as our offer letters with our senior scientists, all provide for “at-will” employment. The loss of services of any of these individuals could delay or prevent the successful development of our product pipeline, completion of our planned clinical trials or the commercialization of PF582, PF530, PF708 or any future products we develop.

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

Three collaboration partners accounted for more than 10% of our revenue in 2014 and 2012, and two collaboration partners accounted for more than 10% of our 2013 revenue. The Biomedical Advanced Research and Development Authority, or BARDA, the National Institute of Allergy and Infectious Diseases, or NIAID and Boehringer Ingelheim International GmbH each accounted for more than 10% of our revenue in 2014. In 2013, BARDA and Leidos, Inc. each accounted for more than 10% of our revenue. In 2012, BARDA, Leidos, Inc. and MedImmune, LLC each accounted for more than 10% of our revenue. Additionally, there was one additional entity accounting for more than 10% of our revenue in 2013; however, this was the result of a one-time transaction and is not expected to provide significant revenue going forward.

We have also entered into an agreement with Pfizer to develop and commercialize PF582. The prospects for this product candidate depend in part on the expertise, development and commercial skills, and financial strength of Pfizer.

The loss of any key collaboration partner or any significant adverse change in the size or terms of a contract with a key collaboration partner could significantly reduce our revenue over the short term. Moreover, having our revenue concentrated among a limited number of entities creates a concentration of financial risk for us, and in the event that any significant collaboration partner is unable to fulfill its payment obligations to us, our operating results and cash position would suffer. See “Risks Relating to our Reliance on Third Parties - We are substantially dependent on the expertise of Pfizer and Strides Arcolab to develop and commercialize some of our product candidates. If we fail to maintain our current strategic relationship with Pfizer and Strides Arcolab, our business, commercialization prospects and financial condition may be materially adversely affected.”

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

To commercialize our lead product candidate PF582, we have entered into a collaboration agreement with Pfizer. If PF582 receives regulatory approval, Pfizer is required to use commercially reasonable efforts to sell, market, and promote PF582 in certain major markets. For PF530 and PF708, we will need to identify potential sales, marketing and distribution partners or establish our own internal sales force. In the future, we may choose to collaborate with other third parties that have direct sales forces and established distribution systems, either to augment our own sales force or in lieu of our own sales force. If we are unable to enter into such arrangements on acceptable terms or at all, we may not be able to successfully commercialize our product candidates. If we are not successful in commercializing our product candidates, either on our own or through collaborations with one or more third parties, our future product revenue will suffer and we would incur significant additional losses.

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

As of September 30, 2015, we had 47 full-time employees. Our management and personnel, systems and facilities currently in place may not be adequate to support this future growth. Therefore, we will need to continue to expand our managerial, operational, finance and other resources to manage our operations and clinical trials, continue our development activities and commercialize our product candidates, if approved. In order to effectively execute our growth strategy, we will be required to:

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

Although we have intellectual property related to expression of recombinant protective antigen in P. fluorescens, the U.S. government holds certain patents related to the recombinant protective antigen, as well as certain license rights to intellectual property related to other Px563L components used to produce the final vaccine. We have rights to utilize this intellectual property held by the U.S. government by virtue of the Authorization and Consent clauses of our contracts with the U.S. government.

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

Government contracts contain provisions that give the U.S. government substantial rights and remedies, many of which are not typically found in commercial contracts, including provisions that allow the U.S. government to:

•	terminate existing contracts, in whole or in part, for any reason or no reason;

•	unilaterally reduce or modify the government’s obligations under such contracts or subcontracts, without the contractor’s consent, including by imposing equitable price adjustments;

•	audit contract-related costs and fees, including allocated indirect costs;

•	claim rights, including intellectual property rights, in products and data developed under such agreements;

•	under certain circumstances involving public health and safety, license inventions made under such agreements to third parties;

•	suspend the contractor from receiving new contracts pending resolution of alleged violations of procurement laws or regulations;

•	impose U.S. manufacturing requirements for products that embody inventions conceived or first reduced to practice under such contracts;

•	suspend or debar the contractor from doing future business with the government;

•	decline to exercise an option to continue a contract;

•	exercise an option to purchase only the minimum amount, if any, specified in a contract;

•	decline to exercise an option to purchase the maximum amount, if any, specified in a contract;

•	claim rights to facilities or to products, including intellectual property, developed under the contract;

•	require repayment of contract funds spent on construction of facilities in the event of contract default;

•	take actions that result in a longer development timeline than expected;

•	change the course of a development program in a manner that differs from the contract’s original terms or from our desired development plan, including decisions regarding our partners in the program;

•	pursue civil or criminal remedies under the False Claims Act, or FCA, and False Statements Act; and

•	control or prohibit the export of products.

Generally, government contracts, including our contracts with BARDA and NIAID, contain provisions permitting unilateral termination or modification, in whole or in part, at the U.S. government’s convenience. Under general principles of government contracting law, if the U.S. government terminates a contract for convenience, the government contractor may recover only its incurred or committed costs, settlement expenses and profit on work completed prior to the termination. If the U.S. government terminates a contract for default, the government contractor is entitled to recover costs incurred and associated profits on accepted items only and may be liable for excess costs incurred by the government in procuring undelivered items from another source.

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

Furthermore, we are required to enter into agreements and subcontracts with third parties, including suppliers, consultants and other third party contractors in order to satisfy our contractual obligations pursuant to our agreements with the United States government. Negotiating and entering into such arrangements can be time-consuming and we may not be able to reach agreement with such third parties. Any such agreement must also be compliant with the terms of our government contract. Any delay or inability to enter into such arrangements or entering into such arrangements in a manner that is non-compliant with the terms of our contract, may result in violations of our contract.

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

Most U.S. government contracts grant the U.S. government the right to use on a royalty free basis, for or on behalf of the U.S. government, any technologies developed and data first produced by the contractor under the government contract. If we were to develop technology under a contract with such a provision, we might not be able to prohibit third parties, including our competitors, from using that technology in providing products and services to the U.S. government.

Our business is subject to audit by the U.S. government and a negative audit could adversely affect our business.

U.S. government agencies such as the Department of Health and Human Services, or HHS, and the Defense Contract Audit Agency, or the DCAA, routinely audit and investigate government contractors and recipients of federal grants and contracts. These agencies review a contractor’s performance under its contracts, cost structure and compliance with applicable laws, regulations and standards.

The HHS and the DCAA also review the adequacy of, and a contractor’s compliance with, its internal control systems and policies, including the contractor’s accounting, purchasing, property, estimating, compensation and management information systems. Any costs found to be improperly allocated to a specific contract will not be reimbursed, while such costs already reimbursed must be refunded. If an audit uncovers improper or illegal activities, we may be subject to civil and criminal penalties and administrative sanctions, including:

•	termination of contracts;

•	forfeiture of profits;

•	suspension of payments;

•	fines; and

•	suspension or prohibition from conducting business with the U.S. government.

In addition, we could suffer serious reputational harm if allegations of impropriety were made against us, which could cause our stock price to decrease.

The United States government’s determination to award a future contract may be challenged by an interested party, such as another bidder, at the United States Government Accountability Office, or the GAO, or in federal court. If such a challenge is successful, any future contract we may be awarded may be terminated.

The laws and regulations governing the procurement of goods and services by the U.S. government provide procedures by which other bidders and interested parties may challenge the award of a government contract. If we are awarded a government contract, such challenges or protests could be filed even if there are not any valid legal grounds on which to base the protest. If any such protests are filed, the government agency may decide to suspend our performance under the contract while such protests are being considered by the GAO or the applicable federal court, thus potentially delaying delivery of payment. In addition, we could be forced to expend considerable funds to defend any potential award. If a protest is successful, the government may be ordered to terminate the contract and resolicit proposals. The government agencies with which we have contracts could even be directed to award a potential contract to one of the other bidders.

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

We must comply with numerous laws and regulations relating to the formation, administration and performance of government contracts, which can make it more difficult for us to retain our rights under our government contracts, including our contracts with BARDA and NIAID. These laws and regulations affect how we conduct business with government agencies. Among the most significant government contracting regulations that affect our business are:

•	the Federal Acquisition Regulations, or FAR, and agency-specific regulations supplemental to the FAR, which comprehensively regulate the procurement, formation, administration and performance of government contracts;

•	the Truth in Negotiations Act, which requires certification and disclosure of cost or pricing data in connection with contract negotiations;

•	business ethics and public integrity obligations, which govern conflicts of interest and the hiring of former government employees, restrict the granting of gratuities and funding of lobbying activities and include other requirements such as the Anti-Kickback Statute and Foreign Corrupt Practices Act;

•	export and import control laws and regulations; and

•	laws, regulations and executive orders restricting the use and dissemination of information classified for national security purposes and the exportation of certain products and technical data.

Any material changes in applicable laws and regulations could restrict our ability to maintain our existing BARDA and NIAID contracts and obtain new contracts, which could limit our ability to conduct our business and materially adversely affect our results of operations.

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

We face a risk of product liability as a result of the clinical testing of our product candidates and will face an even greater risk if we commercialize any products. For example, we may incur liability if any product we develop allegedly causes injury or is found to be otherwise unsuitable during product testing, manufacturing, marketing or sale. Any such product liability claims may include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product, negligence, strict liability and a breach of warranties. Claims could also be asserted under state consumer protection acts. If we cannot successfully defend ourselves against product liability claims, we may incur substantial liabilities or be required to limit commercialization of our products. Regardless of the merits or eventual outcome, liability claims may result in:

•	decreased demand for PF582, PF530, PF708 or any future product candidates or products we develop;

•	injury to our reputation and significant negative media attention;

•	withdrawal of clinical trial participants or cancellation of clinical trials;

•	costs to defend the related litigation;

•	a diversion of management’s time and our resources;

•	substantial monetary awards to trial participants or patients;

•	regulatory investigations, product recalls, withdrawals or labeling, marketing or promotional restrictions;

•	loss of revenue; and

•	the inability to commercialize any products we develop.

Our inability to obtain and maintain sufficient product liability insurance at an acceptable cost and scope of coverage to protect against potential product liability claims could impact the commercialization of PF582, PF530, PF708 and any future products we develop. We currently carry product liability insurance covering our clinical trials in the amount of $7.0 million in the aggregate. Although we maintain such insurance, any claim that may be brought against us could result in a court judgment or settlement that is in excess of the limits of our insurance coverage. Our insurance policies also have various exclusions and deductibles, and we may be subject to a product liability claim for which we have no coverage. We will have to pay any amounts awarded by a court or negotiated in a settlement that exceed our coverage limitations or that are not covered by our insurance, and we may not have, or be able to obtain, sufficient capital to pay such amounts. Moreover, in the future, we may not be able to maintain insurance coverage at a reasonable cost or in sufficient amounts to protect us against losses. If and when we obtain approval for marketing PF582, PF530, PF708 or any other product candidates, we intend to expand our insurance coverage to include the sale of such products; however, we may be unable to obtain this liability insurance on commercially reasonable terms.

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

Risks Relating to our Reliance on Third Parties

We are substantially dependent on the expertise of Pfizer and Strides Arcolab to develop and commercialize some of our product candidates. If we fail to maintain our current strategic relationship with Pfizer and Strides Arcolab, our business, commercialization prospects and financial condition may be materially adversely affected.

Because we have limited or no capabilities for late-stage product development, manufacturing, sales, marketing and distribution, we may need to enter into alliances with other companies to develop our product candidates. For example, we have entered into agreements with Pfizer and Strides Arcolab, pursuant to which we will transfer the development, manufacture and commercialization of some of our products.

Under the terms of the collaboration agreement, Pfizer received exclusive licenses and rights and assumed responsibility for the manufacturing and commercialization of PF582, and is obligated to use commercially reasonable efforts to manufacture and commercialize PF582 in certain major markets globally. In consideration for the exclusive license and other rights contained in the collaboration agreement, we are eligible to receive up to $342 million in one-time payments, including a non-refundable payment of $51 million, which we received in March of 2015 upon receipt of antitrust approval, and up to $291 million upon the successful achievement of certain pre-commercial and commercial milestones, and double digit escalating royalties on annual sales of PF582. We will share the comparative clinical study costs with our share capped at $20 million, $10 million of which will be setoff as a credit against royalties payable to us unless the collaboration agreement is terminated prior to such setoff. We will also share the costs of seeking regulatory approval of PF582 and a certain portion of other costs that are related to PF582 and that may begin after any filings for regulatory approval of PF582 would be made. The collaboration agreement also includes an obligation for each of us and Pfizer to offer the other an opportunity to co-develop any other ophthalmic biological product that inhibits vascular endothelial growth factor A, or VEGF-A. The collaboration agreement permits either party to terminate the agreement for the other party’s uncured material breach or for certain insolvency events. In addition, Pfizer may terminate the collaboration agreement upon the occurrence of certain clinical or regulatory events. If the collaboration agreement terminates, then the license granted to Pfizer would end, and the licensed rights to PF582 would revert to us, subject to Pfizer’s right to sell its remaining inventory over a certain period.

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

The prospects for the product candidates depend on the expertise, development and commercial skills, and financial strength of Pfizer and Strides Arcolab. Our collaborations with Pfizer or Strides Arcolab may not be successful, and we may not realize the expected benefits from such collaborations, due to a number of important factors, including but not limited to the following:

•	Pfizer or Strides Arcolab may terminate their agreements with us prior to completing development or commercialization of our product candidates, in whole or in part, adversely impacting our potential approval and revenue from licensed products;

•	the timing and amount of any payments we may receive under these agreements will depend on, among other things, the efforts, allocation of resources, and successful commercialization of the relevant product candidates by Pfizer or Strides Arcolab, as applicable, under our agreements;

•	the timing and amounts of expense reimbursement that we may receive are uncertain; or

•	Pfizer or Strides Arcolab may change the focus of their development or commercialization efforts or pursue or emphasize higher-priority programs.

A failure of Pfizer or Strides Arcolab to successfully develop our product candidates which are covered by the collaboration, or commercialize such product candidates, or the termination of our agreement with Pfizer or Strides Arcolab, as applicable, may have a material adverse effect on our business, results of operations and financial condition.

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

We do not currently have the infrastructure or capability internally to manufacture supplies of our product candidates for use in clinical studies, and we lack the resources and the capability to manufacture any of our product candidates on a clinical or commercial scale. We rely on third party manufacturers, including our collaboration partners, Pfizer and Strides Arcolab, to manufacture our product candidates for preclinical and clinical studies. Successfully transferring complicated manufacturing techniques to manufacturing organizations and scaling up these techniques for commercial quantities will be time consuming and we may not be able to achieve such transfer. Moreover, the market for contract manufacturing services for protein therapeutics is highly cyclical, with periods of relatively abundant capacity alternating with periods in which there is little available capacity. If our need for contract manufacturing services increases during a period of industry-wide production capacity shortage, we may not be able to produce our product candidates on a timely basis or on commercially viable terms. Although we generally do not begin a clinical study unless we believe we have a sufficient supply of a product candidate to complete such study, any significant delay or discontinuation in the supply of a product candidate for an ongoing clinical study due to the need to replace a third-party manufacturer could considerably delay completion of our clinical studies, product testing, and potential regulatory approval of our product candidates, which could harm our business and results of operations.

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

We also rely on third parties to store the PF582, PF530 and PF708 master and working cell banks. We have one master cell bank and one working cell bank and believe we would have adequate backup should any cell bank be lost in a catastrophic event. However, it is possible that we could lose multiple cell banks and have our manufacturing severely impacted by the need to replace the cell banks, which could materially and adversely affect our business, financial condition and results of operations.

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

Our existing agreements with our collaboration partners, including our agreements with Pfizer and Strides Arcolab, are generally subject to termination by the counterparty on short notice upon the occurrence of certain circumstances. Accordingly, even if we believe that the development of product candidates are worth pursuing, our partners may choose not to continue with such development. If any of our collaborations are terminated, we may be required to devote additional resources to the development of our product candidates or seek a new collaboration partner on short notice, and the terms of any additional collaboration or other arrangements that we establish may not be favorable to us.

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

The research, development, testing, manufacturing, labeling, packaging, approval, promotion, advertising, storage, marketing, distribution, post-approval monitoring and reporting, and export and import of drug and biologic products are subject to extensive regulation by the FDA and other regulatory authorities in the United States, by the EMA and EEA Competent Authorities in the EEA, and by other regulatory authorities in other countries, which regulations differ from country to country. Neither we nor any collaboration partner is permitted to market PF582, PF530, PF708 or any future product candidates in the United States until approval from the FDA is received, or in the EEA until we receive EU Commission or EEA Competent Authority approvals are received. The time required to obtain approval from regulatory authorities is unpredictable, typically takes many years following the commencement of clinical trials, and depends upon numerous factors, including the substantial discretion of such regulatory authorities. In addition, approval policies, regulations, or the type and amount of clinical data necessary to gain approval may change during the course of a product candidate’s clinical development and may vary among jurisdictions, which may cause delays in the approval or the decision not to approve an application. We and our collaboration partners have not obtained regulatory approval for any product candidate and it is possible that none of our existing product candidates or any product candidates we may seek to develop in the future will ever obtain regulatory approval.

Applications for our product candidates could fail to receive regulatory approval for many reasons, including but not limited to the following:

•	the data collected from clinical studies of our product candidates may not be sufficient to support the submission of an abbreviated new drug application, or ANDA, a biologics license application, or BLA, a biosimilar product application under the 351(k) pathway of the PHSA, a biosimilar marketing authorization under Article 6 of Regulation (EC) No. 726/2004 and/or Article 10(4) of Directive 2001/83/EC in the EEA, or other submission or to obtain regulatory approval in the United States, the EEA, or elsewhere;

•	regulatory authorities may disagree with the design or implementation of our clinical trials and may, at any time, determine that the regulatory pathway that we have committed to for PF582, PF530, PF708 or any future product candidate is inappropriate;

•	the population studied in the clinical program may not be sufficiently broad or representative to assure safety in the full population for which we seek approval;

•	regulatory authorities may disagree with our interpretation of data from preclinical studies or clinical trials;

•	we may be unable to demonstrate to the satisfaction of regulatory authorities that a product candidate’s risk-benefit ratio for its proposed indication is acceptable;

•	regulatory authorities may fail to approve the manufacturing processes, test procedures and specifications, or facilities of third-party manufacturers with whom we contract for clinical and commercial supplies; and

•	the approval policies or regulations of regulatory authorities may significantly change in a manner that renders our clinical data insufficient for approval.

This lengthy approval process as well as the unpredictability of future clinical trial results may result in our failing to obtain regulatory approval to market PF582, PF530, PF708 or any other product candidates, which would significantly harm our business, results of operations and prospects. Moreover, any delays in the commencement or completion of clinical testing could significantly impact our product development costs and could result in the need for additional financing.

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

If we or our collaborators fail to obtain approval for our three most advanced product candidates or if our three most advanced product candidates are not commercially successful, we may have to curtail our product development programs and our business would be materially harmed.

We have invested a significant portion of our time, financial resources and efforts in the development of our three most advanced product candidates, PF582, PF530 and PF708. The clinical and commercial success of our product candidates will depend on a number of factors, including the following:

•	timely completion of preclinical studies and all necessary clinical trials, including our Phase 3 trial for PF582, our Phase 1 study for PF530, and our bioequivalence study for PF708, which may be significantly slower or cost more than we currently anticipate and will depend substantially upon the accurate and satisfactory performance of third party contractors, including our collaborators;

•	timely receipt of necessary marketing approvals from the FDA, the EU Commission, and similar foreign regulatory authorities;

•	maintaining an acceptable safety and adverse event profile of our products following approval;

•	achieving and maintaining compliance with all regulatory requirements applicable to our product candidates or any approved products;

•	making arrangements with third party manufacturers for, or establishing, commercial manufacturing capabilities;

•	launching commercial sales of our products, if and when approved, whether alone or in collaboration with others;

•	obtaining and maintaining patent and trade secret protection and regulatory exclusivity, where available, for our product candidates;

•	the availability, perceived advantages, relative cost, relative safety and relative efficacy of alternative and competing treatments;

•	acceptance of our products, if and when approved, by patients, the medical community and third party payors; and

•	the ability to raise additional capital on acceptable terms to achieve our goals.

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

Preparing for and conducting the patent exchange, briefing and negotiation process outlined above will require extraordinarily sophisticated legal counseling and extensive planning, all under extremely tight deadlines. Moreover, it may be difficult for us to secure such legal support if large, well-funded originators have already entered into engagements with highly qualified law firms or if the most highly qualified law firms choose not to represent biosimilar applicants due to their long standing relationships with originators. Furthermore, we could be at a serious disadvantage in this process as an originator company, as competitors may be able to apply substantially greater legal and financial resources to this process than we could.

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

Our ability to market our generic products in the United States may be significantly delayed or prevented by the Hatch-Waxman patent dispute resolution mechanism, including a potential automatic 30 month stay.

The Hatch-Waxman Act. An Abbreviated New Drug Application (“ANDA”) submitted under Section 505(j) of the Federal Food, Drug, and Cosmetic Act (“FDCA”) and contains data which when submitted to FDA’s Center for Drug Evaluation and Research, Office of Generic Drugs, provides for the review of a generic drug product. If approved, an ANDA applicant may then manufacture and market the generic drug product to provide a safe, effective, and low cost version of a previously approved drug product, which is also referred to as the reference listed drug. A generic drug product is one that contains the same active ingredient, dosage form, strength, route of administration, and conditions of use as a reference listed drug. All approved products, both branded and generic, are listed in FDA’s Approved Drug Products with Therapeutic Equivalence Evaluations (“Orange Book”). Generic drug applications are termed “abbreviated” because they are generally not required to include preclinical (animal) and clinical (human) data to establish safety and effectiveness. Instead, a generic applicant must scientifically demonstrate that its product is bioequivalent (i.e., performs in the same manner as the reference listed drug). Using bioequivalence as the basis for approving generic copies of drug products was established by the “Drug Price Competition and Patent Term Restoration Act of 1984,” also known as the Hatch-Waxman Act. We are pursuing a Section 505(j) ANDA regulatory strategy for our PF708 generic product candidate to the Forteo (teriparatide) reference listed drug which is marketed by Eli Lilly for the treatment of osteoporosis. It is possible that for one reason or another, we will not be able to establish that our PF708 generic product candidate has the same active ingredient, dosage form, strength, route of administration, and/or conditions of use as the Forteo reference listed drug. For example, the FDA may determine that we have not established sufficient bioequivalence with the Forteo reference listed drug for ANDA approval. Moreover, by relying on the 505(j) regulatory pathway for PF708, our reliance on the FDA’s prior findings of safety from Forteo will more than likely require any approved labeling for PF708 to include certain safety information that is included in the Forteo label, including warnings and other safety information.

Orange Book Listing. The owner of a new drug application (“NDA”) for a branded drug product may list with the FDA certain patents whose claims allegedly cover the applicant’s branded product. Each of the patents listed in the application for the drug is then published in the Orange Book. Any applicant who files a 505(j) ANDA referencing a drug listed in the Orange Book must certify to the FDA that: (1) no patent information on the drug product that is the subject of the application has been submitted to the FDA, referred to as a Paragraph I Certification; (2) such patent has expired, referred to as a Paragraph II Certification; (3) the date on which such patent expires, referred to as a Paragraph III Certification; or (4) such patent is invalid or will not be infringed upon by the manufacture, use or sale of the drug product for which the application is submitted, referred to as a Paragraph IV Certification. The applicant may also elect to submit a “section viii” statement certifying that its proposed label does not contain, or carves out, any language regarding the patented method-of-use rather than certify to a listed method-of-use patent. An applicant submitting a Paragraph IV Certification must provide notice to each owner of the patent that is the subject of the certification and to the holder of the approved branded drug to which the 505(j) ANDA application refers. If the reference branded drug holder and patent owners assert a patent challenge directed to one of the Orange Book listed patents within 45 days of the receipt of the Paragraph IV Certification notice, the FDA is prohibited from approving the ANDA application until the earlier of 30 months from the receipt of the Paragraph IV Certification, expiration of the patent, settlement of the lawsuit, or a decision in the infringement case that is favorable to the applicant. In the event we commercially launch our PF708 at a time when one or more unexpired patents are listed in the Orange Book, we see substantial risk that the Paragraph IV certification process, including the likelihood of imposition of a 30 month stay and necessity of defending against accusation of patent infringement, may significantly delay or defeat our ability to competitively market our PF708 generic product in the United States.

Non-Patent Exclusivity and Approval of Competing Products. Additionally, a 505(j) ANDA application also will not be approved until any applicable non-patent exclusivity listed in the Orange Book for the NDA branded reference drug has expired as described in further detail below. Market and data exclusivity provisions under the FDCA can delay the submission or the approval of certain applications for competing products. In addition to patent exclusivity, the holder of the NDA for a reference listed drug may be entitled to a period of non-patent exclusivity, during which the FDA cannot approve another drug application that relies on the listed drug. For example, a pharmaceutical manufacturer may obtain five years of non-patent exclusivity upon NDA approval of a new chemical entity, or NCE, which is a drug that contains an active moiety that has not been approved by the FDA in any other NDA. An “active moiety” is defined as the molecule or ion responsible for the drug substance’s physiological or pharmacologic action. During the five year exclusivity period, the FDA cannot accept for filing any application for the same active moiety and that relies on the FDA’s findings regarding that drug; the FDA may accept an application for filing after four years if the follow-on applicant makes a Paragraph IV Certification. A drug may obtain a three-year period of exclusivity for a particular condition of approval, or change to a marketed product, such as a new formulation for a previously approved product, if one or more new clinical trials, other than bioavailability or bioequivalence studies, was essential to the approval of the application and was conducted or sponsored by the applicant. Should this occur, the FDA would be precluded from approving any ANDA that references such product until after that three-year exclusivity period has run. However, unlike NCE exclusivity, the FDA can accept an application and begin the review process during the entire exclusivity period.

Clinical drug development involves a lengthy and expensive process with an uncertain outcome, and results of earlier studies and trials may not be predictive of future trial results.

Clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain. Furthermore, we rely on our collaborators, CROs, and clinical trial sites to ensure the proper and timely conduct of our clinical trials for our product candidates. While we have agreements governing the committed activities of our collaborators and CROs, we have limited influence over their actual performance. A failure of one or more clinical trials can occur at any time during the trial process. The results of preclinical studies and early clinical trials of our product candidates may not be predictive of the results of later-stage clinical trials. Product candidates that have shown promising results in early studies may still suffer significant setbacks in subsequent clinical studies. For example, the results generated to date in clinical trials for PF582 do not ensure that later clinical trials, including the planned comparative clinical trial, will demonstrate similar results. There is a high failure rate for drugs and biologics proceeding through clinical studies, and product candidates in later stages of clinical trials may fail to show the desired safety and efficacy despite having progressed through preclinical studies and initial clinical trials. A number of companies in the biopharmaceutical industry have suffered significant setbacks in advanced clinical trials due to lack of efficacy or adverse safety profiles, notwithstanding promising results in earlier clinical trials, and we cannot be certain that we will not face similar setbacks. Even if the clinical trials for our product candidates are completed, nonclinical and clinical data are often susceptible to varying interpretations and analyses, and the results may not be sufficient to obtain regulatory approval for our product candidates.

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

Even if PF582, PF530, PF708 or any future product candidates obtain regulatory approval, they may never achieve market acceptance or commercial success.

Even if we or our collaboration partners’ obtain FDA or other regulatory approvals, PF582, PF530, PF708 or any future product candidates may not achieve market acceptance among physicians and patients, and may not be commercially successful.

The degree and rate of market acceptance of PF582, PF530, PF708 or any future product candidates for which we receive approval depends on a number of factors, including:

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

The development, manufacture and commercialization of biosimilar and generic products poses unique risks, and our failure to successfully introduce biosimilar and generic products could have a negative impact on our business and future operating results.

We are actively working to develop multiple biosimilar and generic products, including our two most advanced biosimilar product candidates, PF582 and PF530 and our generic product PF708. The cost to develop each biosimilar and generic product candidate could vary significantly and is highly dependent on the specific compound and the amount and type of clinical work that will be necessary for regulatory approval. There can be no assurance that our clinical work will be successful, or that regulatory authorities will not require additional clinical development beyond that which we have planned. For example, we intend to file a 351(k) regulatory application for PF530 with FDA. If FDA later determines that the 351(k) regulatory pathway is not suitable for PF530, then we may be required to undertake preclinical and clinical testing and analysis under the traditional full-scale BLA regulatory framework. Such additional testing and analysis would be time consuming, costly, and could adversely affect our operating results by significantly delaying our introduction of PF530. Additionally, we may enter into alliances and collaborations to fund biosimilar and generic research and development activities, and the success of any such biosimilar or generic program may depend on our ability to realize the benefits under such arrangements. Due to events beyond our control or the risks identified herein, we may be unable to fund all or some of our internal biosimilar and generic research and development initiatives, which would have an adverse impact on our strategy and growth initiatives.

We intend to pursue market authorization globally when commercially appropriate. The European Union has, since October 2005, had a regulatory framework for the approval of biosimilar products and, as of December 31, 2014, has approved more than 20 biosimilar products. In the United States an abbreviated pathway for approval of biosimilar products was established by the Biologics Price Competition and Innovation Act of 2009, or BPCIA, enacted on March 23, 2010, as part of the Patient Protection and Affordable Care Act. The BPCIA established this abbreviated pathway under section 351(k) of the Public Health Service Act, or PHSA. Subsequent to the enactment of the BPCIA the FDA issued draft guidance regarding the demonstration of biosimilarity as well as the submission and review of biosimilar applications. However, the first biosimilar was just approved by the FDA on March 6, 2015. Moreover, market acceptance of biosimilar products in the U.S. is unclear. Numerous states are considering or have already enacted laws that regulate or restrict the substitution by state pharmacies of biosimilars for biological products already licensed by the FDA pursuant to BLAs, or “reference products”. Market success of biosimilar products will depend on demonstrating to patients, physicians, payors, and relevant authorities that such products are safe and efficacious compared to other existing products.

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

If other biosimilars of Lucentis or Betaseron or other generics to Forteo are approved and successfully commercialized before PF582, PF530 or PF708, our business would suffer.

Other companies may seek approval to manufacture and market biosimilar versions of Lucentis or Betaseron or generic versions of Forteo. If other biosimilars of Lucentis or Betaseron, or generic versions of Forteo, are approved and successfully commercialized before PF582, PF530 or PF708, we may never achieve significant market share for PF582, PF530 or PF708, our revenue would be reduced and, as a result, our business, prospects and financial condition could suffer. In addition, the first biosimilar determined to be interchangeable with a particular reference product for any condition of use is eligible for a period of market exclusivity that delays an FDA determination that a second or subsequent biosimilar product is interchangeable with that reference product for any condition of use until the earlier of: (1) one year after the first commercial marketing of the first interchangeable product; (2) 18 months after resolution of a patent infringement suit instituted under 42 U.S.C. § 262(l)(6) against the applicant that submitted the application for the first interchangeable product, based on a final court decision regarding all of the patents in the litigation or dismissal of the litigation with or without prejudice; (3) 42 months after approval of the first interchangeable product, if a patent infringement suit instituted under 42 U.S.C. § 262(l)(6) against the applicant that submitted the application for the first interchangeable product is still ongoing; or (4) 18 months after approval of the first interchangeable product if the applicant that submitted the application for the first interchangeable product has not been sued under 42 U.S.C. § 262(l)(6). A determination that another company’s product is interchangeable with Lucentis or Betaseron prior to approval of PF582 or PF530 may therefore delay the potential determination that PF582 or PF530 is interchangeable with the reference product, which may materially adversely affect our results of operations and delay, prevent or limit our ability to generate revenue.

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

Throughout the clinical trial process, we may obtain the identifiable health information of our trial subjects. There are a number of state, federal and international laws protecting the privacy and security of health information and personal data, some of which we may be subject to The Health Insurance Portability and Accountability Act of 1996, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, and their implementing regulations (collectively referred to as HIPAA) imposes limitations on the use and disclosure of individually identifiable health information by healthcare providers conducting certain electronic transactions, healthcare clearinghouses, and health insurance plans, collectively referred to as covered entities. HIPAA also imposes compliance obligations and corresponding penalties for non-compliance on certain individuals and entities that provide services to or perform certain functions on behalf of healthcare providers and other covered entities involving the use or disclosure of individually identifiable health information, collectively referred to as business associates. HIPAA imposes mandatory civil and criminal penalties for violations of its requirements, with mandatory penalties ranging up to $50,000 per violation, with a maximum civil penalty of $1.5 million in a calendar year for violations of the same requirement. However, a single breach incident can result in violations of multiple requirements, resulting in possible penalties well in excess of $1.5 million. HIPAA also authorizes state attorneys general to bring civil actions for violations of HIPAA on behalf of their state’s residents. HIPAA also contains notification requirements to federal regulators, and in some cases local and national media, when covered entities or business associates experience breaches of unsecured protected health information. Notification is not required under HIPAA if the health information that is improperly used or disclosed is deemed secured in accordance with certain encryption or other standards developed by the U.S. Department of Health and Human Services, or HHS. While we are not currently classified as a covered entity or business associate under HIPAA, and thus are not subject to its requirements, we do maintain sensitive identifiable personal information, including health information. As such, we may be subject to state laws requiring notification of affected individuals and state regulators in the event of a breach of personal information, which is a broader class of information than the health information protected by HIPAA. Many state laws impose significant data security requirements, such as encryption or mandatory contractual terms to ensure ongoing protection of personal information. Activities outside of the U.S. implicate local and national data protection standards, impose additional compliance requirements and generate additional risks of enforcement for noncompliance. The EU’s Data Protection Directive and other data protection, privacy and similar national, state/provincial and local laws may also restrict the access, use and disclosure of patient health information abroad. We may be required to expend significant capital and other resources to ensure ongoing compliance with applicable privacy and data security laws, to protect against security breaches and hackers or to alleviate problems caused by such breaches.

Legislative or regulatory healthcare reforms in the United States may make it more difficult and costly for us to obtain regulatory approval of PF582, PF530, PF708 or any future product candidates and to produce, market, and distribute our products after approval is obtained, if any.

From time to time, legislation is drafted and introduced in Congress that could significantly change the statutory provisions governing the regulatory approval, manufacturing, and marketing of regulated products or the reimbursement thereof. In addition, FDA regulations and guidance may be revised or reinterpreted by the FDA in ways that may significantly affect our business and our products. Any new regulations or guidance, or revisions or reinterpretations of existing regulations or guidance, may impose additional costs or lengthen FDA review times for PF582, PF530, PF708 or any future product candidates. We cannot determine how changes in regulations, statutes, policies, or interpretations when and if issued, enacted or adopted, may affect our business in the future. Such changes could, among other things, require:

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

If efforts by manufacturers of reference products to delay or limit the use of biosimilars and generics are successful, our sales of biosimilar and generic products may suffer.

Many manufacturers of reference products have increasingly used legislative, regulatory and other means in attempts to delay regulatory approval of and competition from biosimilars and generics. These efforts have included sponsoring legislation to prevent pharmacists from substituting biosimilars and generics for prescribed reference products or to make such substitutions more difficult by establishing notification, recordkeeping, and/or other requirements, as well as seeking to prevent manufacturers of biosimilars and generics from referencing the brands of the innovator products in biosimilar and generic product labels and marketing materials. If these or other efforts to delay or block competition are successful, we may be unable to sell our biosimilar and generic product candidates, which could have a material adverse effect on our sales and profitability.

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

In addition, in the United States, the full impact of recent healthcare reform and other changes in the healthcare industry and in healthcare spending is currently unknown. In March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, collectively referred to as the Affordable Care Act, was enacted with a goal of reducing the cost of healthcare and substantially changing the way healthcare is financed by both government and private insurers. The Affordable Care Act, among other things, subjected biologic products to potential competition by lower-cost biosimilars and generics, addressed a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected, increased the minimum Medicaid rebates owed by manufacturers under the Medicaid Drug Rebate Program and extended the rebate program to individuals enrolled in Medicaid managed care organizations, established annual fees and taxes on manufacturers of certain prescription drugs, and created a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 50% point-of-sale discounts off negotiated prices of applicable reference product drugs to eligible beneficiaries during their coverage gap period as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D.

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

Our stock is currently traded on NYSE MKT, but we can provide no assurance that we will be able to maintain an active trading market on NYSE MKT or any other exchange in the future. The trading volume of our stock tends to be low relative to our total outstanding shares, and we have several stockholders, including affiliated stockholders, who hold substantial blocks of our stock. As of September 30, 2015, we had 23,254,132 shares of common stock outstanding, and stockholders holding at least 5% of our stock, individually or with affiliated persons or entities, collectively beneficially owned or controlled approximately 58% of such shares. Sales of large numbers of shares by any of our large stockholders could adversely affect our trading price, particularly given our relatively small historic trading volumes. If stockholders holding shares of our common stock sell, indicate an intention to sell, or if it is perceived that they will sell, substantial amounts of their common stock in the public market, the trading price of our common stock could decline.

Since shares of our common stock were sold in our initial public offering in July 2014 at a price of $6.00 per share, our stock price has ranged from $5.28 to $24.41 through November 3, 2015. In addition to the factors discussed in this “Risk Factors” section and elsewhere in this Quarterly Report on Form 10-Q, factors that may cause volatility in our share price include:

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

As of September 30, 2015, holders of approximately 5.2 million shares, or approximately 23%, of our outstanding shares, have rights, subject to some conditions, to require us to file registration statements covering the sale of their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. We also register the offer and sale of all shares of common stock that we may issue under our equity compensation plans.

Furthermore, certain of our executive officers have adopted, and other directors and executive officers may in the future adopt, written plans, known as “Rule 10b5-1 Plans,” under which they have contracted, or may in the future contract, with a broker to sell shares of our common stock on a periodic basis to diversify their assets and investments. Sales of substantial amounts of our common stock in the public markets following the release of the lock-up agreements or otherwise, including, but not limited to, sales made by our executive officers and directors pursuant to Rule 10b5-1 Plans, or the perception that these sales could occur, could cause the market price of our common stock to decline.

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

We have undertaken, but have not completed, an IRC Section 382/383 analysis regarding the limitation of net operating losses and research and development credits carryforwards. Based on the analysis completed to date, we believe that the net operating losses and research and development credits can be utilized in 2015 to offset the taxable income resulting from the $51 million upfront payment from Pfizer. We plan to update our tax footnote and disclosures once the analysis is completed. We will have a deferred tax asset for the difference between the income recognized for book and tax. The future reversal of the deferred revenue will provide for a carryback to 2015 for any amounts recognized for books in 2016 and 2017, estimated to be about $8 million. The future reversal of this temporary difference is a source of income when evaluating the deferred tax asset and valuation allowance. Our taxable income, after net operating losses, is estimated to be $3 million for 2015 and no tax provision, other than alternative minimum tax, will be recorded in 2015 since the taxable income is less than the sources of income related to the reversal of the temporary differences arising in the carryback period. We will owe alternative minimum tax for 2015, which is being recorded as tax expense.

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

As of September 30, 2015, our executive officers, directors and stockholders who owned more than 5% of our outstanding common stock and their respective affiliates beneficially owned or controlled approximately 62% of the outstanding shares of our common stock. Accordingly, these executive officers, directors and stockholders and their respective affiliates, acting as a group, have substantial influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets or any other significant corporate transactions. These stockholders may therefore delay or prevent a change of control of us, even if such a change of control would benefit our other stockholders. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.

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

(a) Recent Sale of Unregistered Securities

None.

(b) Use of Proceeds from Public Offering of Common Stock

On July 23, 2014, our Registration Statement on Form S-1, as amended (Reg. No. 333- 196539) was declared effective in connection with the initial public offering, or IPO, of our common stock, pursuant to which we sold 9,429,084 shares of our common stock (inclusive of 1,095,751 shares of common stock from the exercise of the underwriters’ option to purchase additional shares) at a public offering price of $6.00 per share. In connection with the closing of the IPO, (i) all shares of convertible preferred stock outstanding automatically converted into 8,634,857 shares of common stock, (ii) we issued 1,217,784 shares of our common stock to holders of our convertible preferred stock in connection with the payment of all accrued and unpaid dividends through July 28, 2014, (iii) we repurchased 423,185 shares of our common stock at a purchase price of $0.31 per share in connection with the completion of this offering, pursuant to the amended and restated subscription agreement, dated May 2, 2014, entered into with certain stockholders, including Signet Healthcare Partners Accredited Partnership III, LP and Signet Healthcare Partners QP Partnership III, LP, and (iv) members of our executive management team including Bertrand Liang, Patrick Lucy, and Henry Talbot forfeited an aggregate of 100,000 shares of common stock. In connection with our IPO, we received net proceeds of approximately $52.6 million after underwriting discounts of approximately $4.0 million, but before offering expenses of approximately $2.0 million. William Blair & Company, L.L.C. and JMP Securities LLC acted as joint book-running managers for the offering, and Mizuho Securities USA Inc. acted as co-manager. No payments for such expenses were made directly or indirectly to (i) any of our officers or directors or their associates, (ii) any persons owning 10% or more of any class of our equity securities, or (iii) any of our affiliates.

As previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014, we recently entered into a collaboration agreement with Hospira, Inc., or Hospira, a subsidiary of Pfizer Inc. (collectively with Hospira, “Pfizer”), and based on our anticipated development plan for PF582 with our collaboration partner, we expect that we will use up to $20 million for the development of PF582 and the remainder to conduct clinical development of other product candidates and for general working capital purposes. This represents a change from our planned use of proceeds as described in our final prospectus filed with the SEC pursuant to Rule 424(b) on July 24, 2014.

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

(c) Issuer Purchases of Equity Securities

We did not repurchase any shares of our common stock during the three months ended September 30, 2015.

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

PFENEX INC.

Dated: November 13, 2015	By:	/s/ Bertrand C. Liang
Bertrand C. Liang
President and Chief Executive Officer
(Principal Executive Officer)

Dated: November 13, 2015	By:	/s/ Paul A. Wagner
Paul A. Wagner
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number		Incorporated by Reference Herein
	Description	Form	File No.	Exhibit	Filing Date

10.1+#	Cost Plus Fixed Fee Agreement, dated August 14, 2015 between Pfenex and the United States Department of Health and Human Services.

10.2#	Modification No. 13, effective July 23, 2015, to Contract Agreement dated July 30, 2010, between Pfenex and the United States Department of Health and Human Services.

10.3#	First Amendment to Amended and Restated Credit Agreement, dated September 28, 2015, between Pfenex and the Wells Fargo Bank, National Association.

10.4	Amended and Restated Credit Agreement, dated July 1, 2015, between Pfenex and Wells Fargo Bank, National Association.	8-K	001-36540	10.1	July 6, 2015

10.5	Amended and Restated Revolving Line of Credit Note, dated July 1, 2015, between Pfenex and Wells Fargo Bank, National Association.	8-K	001-36540	10.2	July 6, 2015

31.1#	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2#	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

+	Portions of this exhibit have been omitted pursuant to a request for confidential treatment and the non-public information has been filed separately with the SEC.
#	Filed herewith.
**	The information in this exhibit is furnished and deemed not filed with the Securities and Exchange Commission for purposes of section 18 of the Exchange Act of 1934, as amended (the “Exchange Act”), and is not to be incorporated by reference into any filing of Pfenex Inc. under the Securities Act of 1933, as amended (the “Securities Act”), or the Exchange Act, whether made before or after the date hereof, regardless of any general incorporation language in such filing.