Form 10-Q/A
period 2015-09-30
Pfenex Inc.
filed 2016-02-23
CIK 1478121

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q/A

(Amendment No. 1)

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

EXPLANATORY NOTE

Pfenex Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-Q/A (“Amendment”) to amend its Quarterly Report on Form 10-Q for the quarter ended September 30, 2015 (the “Form 10-Q”), which was originally filed with the Securities and Exchange Commission on November 13, 2015. The purpose of this Amendment is to refile Exhibit 10.1, which was originally filed with the Form 10-Q, with revised redactions in response to comments received from the staff of the Securities and Exchange Commission on the confidential treatment request filed by the Company with respect to Exhibit 10.1.

This Amendment speaks as of the original filing date and does not reflect events occurring after the filing of the Form 10-Q or modify or update disclosures that may be affected by subsequent events. No revisions are being made to the Company’s financial statements or any other disclosure contained in the Form 10-Q.

This Amendment is an exhibit-only filing. Except for the changes to Exhibit 10.1, this Amendment does not otherwise update any exhibits as originally filed or previously amended.

In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), new certifications by the Company’s principal executive officer and principal financial officer are filed herewith as exhibits to this Amendment pursuant to Rule 13a-14(a) of the Exchange Act. The Company is not including certifications pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350) as no financial statements are being filed with this Amendment.

ITEM 6.	EXHIBITS

Exhibit Number	Description

10.1+#	Cost Plus Fixed Fee Agreement, dated August 14, 2015 between Pfenex and the United States Department of Health and Human Services.

10.2*	Modification No. 13, effective July 23, 2015, to Contract Agreement dated July 30, 2010, between Pfenex and the United States Department of Health and Human Services.

10.3*	First Amendment to Amended and Restated Credit Agreement, dated September 28, 2015, between Pfenex and the Wells Fargo Bank, National Association.

10.4**	Amended and Restated Credit Agreement, dated July 1, 2015, between Pfenex and Wells Fargo Bank, National Association.

10.5**	Amended and Restated Revolving Line of Credit Note, dated July 1, 2015, between Pfenex and Wells Fargo Bank, National Association.

31.1#	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2#	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1^	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

+	Portions of this exhibit have been omitted pursuant to a request for confidential treatment and the non-public information has been filed separately with the Securities and Exchange Commission.
#	Filed herewith.
*	Previously filed with our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2015, as filed on November 13, 2015.
**	Previously filed with our Current Report on Form 8-K, as filed on July 6, 2015.
^	Previously furnished with our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2015, as filed on November 13, 2015.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PFENEX INC.

Dated: February 23, 2016	By:	/s/ Bertrand C. Liang
Bertrand C. Liang
President and Chief Executive Officer
(Principal Executive Officer)

Dated: February 23, 2016	By:	/s/ Paul A. Wagner
Paul A. Wagner
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description

10.1+#	Cost Plus Fixed Fee Agreement, dated August 14, 2015 between Pfenex and the United States Department of Health and Human Services.

10.2*	Modification No. 13, effective July 23, 2015, to Contract Agreement dated July 30, 2010, between Pfenex and the United States Department of Health and Human Services.

10.3*	First Amendment to Amended and Restated Credit Agreement, dated September 28, 2015, between Pfenex and the Wells Fargo Bank, National Association.

10.4**	Amended and Restated Credit Agreement, dated July 1, 2015, between Pfenex and Wells Fargo Bank, National Association.

10.5**	Amended and Restated Revolving Line of Credit Note, dated July 1, 2015, between Pfenex and Wells Fargo Bank, National Association.

31.1#	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2#	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1^	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

+	Portions of this exhibit have been omitted pursuant to a request for confidential treatment and the non-public information has been filed separately with the Securities and Exchange Commission.
#	Filed herewith.
*	Previously filed with our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2015, as filed on November 13, 2015.
**	Previously filed with our Current Report on Form 8-K, as filed on July 6, 2015.
^	Previously furnished with our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2015, as filed on November 13, 2015.

5