Form 10-K
period 2015-12-31
Pfenex Inc.
filed 2016-03-10
CIK 1478121

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission file number: 001-36540

Pfenex Inc.

(Exact name of registrant as specified in its charter)

Delaware	27-1356759
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

10790 Roselle Street

San Diego, California 92121

(Address of principal executive offices, including zip code)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant, based on the closing sale price of the Registrant’s common stock on the last business day of its most recently completed second fiscal quarter, as reported on NYSE MKT, was approximately $333.0 million.

As of February 29, 2016, there were 23,372,791 shares of the registrant’s common stock, $0.001 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for its Annual Meeting of stockholders are incorporated by reference in Part III of this Annual Report on Form 10-K where indicated. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2015.

Pfenex Inc.

Annual Report on Form 10-K

For the Fiscal Year Ended December 31, 2015

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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the federal securities laws, which statements involve substantial risks and uncertainties. Forward-looking statements generally relate to future events or our future financial or operating performance. In some cases, you can identify forward-looking statements because they contain words such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans or intentions. Forward-looking statements contained in this Annual Report on Form 10-K include, but are not limited to, statements about:

•	our and our collaboration partners’ ability to enroll patients in our clinical studies at the pace that we project;

•	our expectations regarding the timing and the success of the design of the clinical trials and planned clinical trials of PF582, PF530, PF708 and our other product candidates, and reporting results from same;

•	whether the results of our and our collaboration partners’ trials will be sufficient to support domestic or global regulatory approvals for PF582, PF530 and PF708;

•	our and our collaboration partners’ ability to obtain and maintain regulatory approval of PF582, PF530, PF708 or our future product candidates, and the timing of such regulatory approvals;

•	our reliance on third parties to conduct clinical studies;

•	our reliance on third-party contract manufacturers to manufacture and supply our product candidates for us;

•	the benefits of the use of PF582, PF530, PF708 or any future product candidates;

•	the rate and degree of market acceptance of PF582, PF530 and PF708 or any future product candidates;

•	our expectations regarding government and third-party payor coverage and reimbursement;

•	our and our collaboration partners’ ability to manufacture PF582, PF530 and PF708 and our other product candidates in conformity with regulatory requirements and to scale up manufacturing of PF582, PF530 and PF708 and our other product candidates to commercial scale;

•	our ability to successfully build a specialty sales force, or collaborate with third-party distributors, to commercialize our products;

•	our ability to compete with companies currently producing the reference products, including Lucentis, Betaseron and Forteo;

•	our reliance on our collaboration partners’ performance over which we do not have control;

•	our ability to retain and recruit key personnel, including development of a sales and marketing function;

•	our ability to obtain and maintain intellectual property protection for PF582, PF530, PF708 or any future product candidates;

•	our estimates of our expenses, ongoing losses, future revenue, capital requirements and our needs for or ability to obtain additional financing;

•	the sufficiency of our cash and cash equivalents and cash generated from operations to meet our working capital and capital expenditure needs;

-ii-

•	our expectations regarding the market size, size of patient populations, and growth potential for our product candidates;

•	our estimates of the expected patent expiration timelines for Lucentis, Betaseron, Forteo and other branded reference biologics;

•	our expectations regarding the time during which we will be an emerging growth company under the Jumpstart Our Business Startups Act;

•	our ability to develop new products and product candidates;

•	our ability to successfully establish and successfully maintain appropriate collaborations and derive significant revenue from those collaborations;

•	our financial performance; and

•	developments and projections relating to our competitors and our industry.

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

The forward-looking statements made in this Annual Report on Form 10-K are based on information available to us on the date of this Annual Report on Form 10-K. We undertake no obligation to update any forward-looking statements made in this Annual Report on Form 10-K to reflect events or circumstances after the date of this Annual Report on Form 10-K or to reflect new information or the occurrence of unanticipated events, except as required by law. We may not actually achieve the plans, intentions, or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures, or investments we may make.

This Annual Report on Form 10-K also contains estimates, projections and other information concerning our industry, our business, and the markets for certain diseases, including data regarding the estimated size of those markets, and the incidence and prevalence of certain medical conditions. Information that is based on estimates, forecasts, projections, market research or similar methodologies is inherently subject to uncertainties and actual events or circumstances may differ materially from events and circumstances reflected in this information. Unless otherwise expressly stated, we obtained this industry, business, market, and other data from reports, research surveys, studies, and similar data prepared by market research firms and other third parties, industry, medical and general publications, government data, and similar sources.

Pfēnex™ and Pfēnex Expression Technology® are our primary registered trademarks. This Annual Report on Form 10-K contains these trademarks and some of our other trademarks, trade names and service marks. Each trademark, trade name or service mark of any other company appearing in this Annual Report on Form 10-K belongs to its respective holder.

-iii-

PART I

Item 1.	Business

Overview

We are a clinical-stage biotechnology company engaged in the development of biosimilar and therapeutic equivalent products to branded therapeutics and other high-value and difficult-to-manufacture proteins. Our lead product candidate is PF582, a biosimilar candidate to Lucentis (ranibizumab). Lucentis, marketed by Genentech, Inc., a wholly-owned member of the Roche Group and Novartis AG, for the treatment of patients with retinal diseases, achieved approximately $4.5 billion in global product sales in 2014. For PF582, we are conducting a Phase 1b/2a trial in patients with wet age-related macular degeneration, or wet AMD, with our collaboration partner, Hospira, Inc., or Hospira, a subsidiary of Pfizer Inc. (collectively with Hospira, “Pfizer”). Pfizer is responsible for manufacturing, clinical studies and commercialization of PF582 globally upon successful receipt of marketing approval.

Our next most advanced product candidates are PF530 and PF708. PF530 is a biosimilar candidate to Betaseron (Interferon beta-1b) (marketed as Betaferon outside the United States) that is marketed by Bayer AG for the treatment of multiple sclerosis and achieved approximately $0.9 billion in global product sales in 2015. We initiated a pilot Phase 1 clinical trial of PF530 in the first quarter of 2015 and enrolled 12 healthy subjects who received an initial dose of either PF530 or the reference product to assess pharmacokinetic (“PK”) and pharmacodynamic (“PD”) parameters. After a subsequent wash out period, subjects were crossed over to receive the other product. Based on the analysis of the trial PK and PD parameters, we announced in November 2015 that there were no statistically significant differences in PK and PD between the groups administered PF530 versus the reference product. While the study enrolled just 12 subjects and was therefore not powered for further statistical testing, this pilot PK/PD study has provided the necessary PK/PD variability information to advance PF530 clinical development. Following our discussions with the U.S. Food and Drug Administration, or FDA, we intend to pursue an abbreviated development path for PF530 consisting of a pivotal PK/PD study in healthy subjects and an immunogenicity trial in multiple sclerosis patients, pending the agency’s review of additional bioanalytical data. In 2016, we expect to supplement our bioanalytical package and have additional discussions with the FDA to refine the study design. We expect to initiate the clinical program in the second half of 2016. PF708 is being developed as a therapeutically equivalent peptide to Forteo (teriparatide), marketed by Eli Lilly and Company, or Eli Lilly, for the treatment of osteoporosis. Forteo achieved approximately $1.4 billion in global product sales in 2015. PF708 entered into a bioequivalence study at the end of 2015. In addition to our three most advanced product candidates, our pipeline includes four other biosimilar candidates as well as vaccines and next generation biologic candidates. To date, none of our product candidates have completed clinical testing, been submitted for regulatory review or received marketing authorization from any regulatory agency, and therefore we have not received revenue from the sale of any of our product candidates.

Our product candidates are enabled by our patented protein production platform, Pfēnex Expression Technology®, which we believe confers several important competitive advantages compared to traditional techniques for protein production, including the ability to produce complex proteins with higher accuracy and greater degree of protein purity, as well as speed and cost advantages. The development of proteins, such as biosimilars, requires several competencies which represent both challenges and barriers to entry. Due to their inherent complexity, proteins require the use of living organisms to efficiently produce them at a large scale. Traditional techniques for protein production employ a trial and error approach to production organism, or strain, selection and process optimization, which is inherently inefficient and typically produces suboptimal results. This historically inefficient process provides barriers to create or replicate complex proteins, adds significant time to market and results in the high cost of goods typical of biologic therapeutics. Together, these limitations pose significant hurdles for companies interested in entering the market with biosimilar and therapeutic equivalents to branded products. Our platform utilizes a proprietary high throughput robotically-enabled parallel approach, which allows the construction and testing of thousands of unique protein production variables in parallel, thereby allowing us to produce and characterize complex proteins while reducing the time and cost of development and long-term production.

Our product candidate selection strategy is to focus on products with large addressable markets, which are expected to be free of intellectual property barriers in major markets over our projected approval timelines, and for which our Pfēnex Expression Technology ® enables efficient and large scale manufacturing. Our pipeline of product candidates and preclinical products under development includes four wholly-owned programs, one that is being developed in collaboration with Pfizer and three that are being developed in a joint venture with Strides Arcolab Limited, a specialty pharmaceutical company. In addition, we are also developing proprietary vaccine candidates that are being funded by the Department of Health and Human Services and the National Institutes of Health (NIH) within the United States government.

The 2014 global biologics market represented over $234 billion in product sales according to BCC Research, with virtually the entire market comprised of branded products. We believe the emerging biosimilar market will be significant due to the large number of blockbuster products expected to lose patent protection in the next several years, abbreviated regulatory pathways for the approval of biosimilars and a mandate for lower drug costs by governments and private payers. A biosimilar is a biologic product that has been demonstrated to be highly similar to a biologic product that is already approved, referred to as a reference product, notwithstanding minor differences in clinically inactive components, and where there are no clinically meaningful differences between the reference product and the biosimilar in terms of the safety, purity, and potency of the product. By 2020, 11 biologic products representing approximately $71 billion of aggregate 2014 product sales are expected to become available to biosimilars globally according to IMS Health. The market opportunities for our three most advanced product candidates are substantial. Lucentis achieved approximately $4.5 billion in global product sales in 2014. By the second quarter of 2018, markets with 2014 Lucentis sales of approximately $600 million are expected to lose patent protection, and become available for biosimilars. Additionally, by the second quarter of 2020, markets with an additional $2.2 billion in 2014 Lucentis sales are expected to lose patent protection and become available for biosimilars, and after January 2022 markets with an additional $1.6 billion in 2014 sales are expected to also lose patent protection. Approximately $50 million in 2014 Lucentis sales come from markets for which accurate patent expiration dates are not available. Betaseron achieved approximately $0.9 billion in product sales in 2015. Interferon beta-1b product sales in markets where no intellectual property barriers exist totaled in excess of $34 million in 2014 with other territories representing the balance of product sales expected to become available between 2017 and 2021. Forteo achieved product sales of approximately $1.4 billion in 2015. Almost half of these product sales came from the US alone, followed by Japan. Forteo is expected to lose patent protection in the US and Japan in 2019.

Product Candidates

The following table summarizes certain information about our product candidates:

Product Candidate	Branded Reference Drug	Collaboration Partner	Indication
Biosimilars(1)
PF582 – Ranibizumab	Lucentis	Pfizer	Wet age-related macular degeneration(2)
PF530 – Interferon beta-1b	Betaseron	Wholly-Owned	Relapsing multiple sclerosis(3)
Therapeutically Equivalent Peptide
PF708 – Teriparatide	Forteo	Wholly-Owned	Osteoporosis
Novel Vaccines
Px563L – rPA based anthrax vaccine	N/A	U.S. Government Funded	Anthrax infection

(1)	To the extent our biosimilar products are approved for use in the United States and European Union at a future date, we believe that our biosimilar products will be approved for the indications of the reference products, although regulatory authorities may provide approval for only some indications under certain circumstances.

(2)	Lucentis is indicated for use in patients with neovascular age-related macular degeneration, macular edema following retinal vein occlusion, diabetic macular edema in both the United States and European Union. Lucentis is also indicated only in the European Union for use in patients with choroidal neovascularization secondary to pathologic myopia and indicated only in the United States to treat diabetic retinopathy (DR) for use in patients with diabetic macular edema (DME).
(3)	Betaseron is indicated for use in patients with relapsing forms of multiple sclerosis, including patients who have experienced a first clinical episode and have had an MRI consistent with multiple sclerosis in the United States only. Betaferon is indicated for use in patients with relapsing remitting multiple sclerosis, relapsing secondary progressive multiple sclerosis, and patients with a first clinical event suggestive of multiple sclerosis in the European Union only.

PF582 – Ranibizumab

We have completed extensive bioanalytical similarity studies comparing PF582 to multiple lots of United States and European Union sourced Lucentis, as well as comparability studies between multiple lots of PF582 at the pilot scale and commercial scale. Based on our analytical and preclinical data package, the FDA granted us a Biosimilar Initial Advisory Meeting which was held in January 2014. We discussed the data that was generated prior to that date, our comparative clinical trial design and our strategy for the comparison of European Union and the United States licensed reference products. In the subsequent meeting minutes, the FDA indicated that our analytical data appear acceptable to support the development of PF582 as a biosimilar candidate to Lucentis. Similarly, we have had discussions with the European Union’s Committee for Medicinal Products for Human Use, or CHMP, and Health Canada.

We have completed the enrollment of 25 patients in a randomized Phase 1b/2a trial in New Zealand to evaluate the safety and efficacy of PF582 compared to Lucentis for the treatment of wet AMD.

Collaboration with Pfizer

On February 9, 2015, we entered into a Development and License Agreement, or Collaboration Agreement, with Pfizer pursuant to which we and Pfizer will collaboratively develop PF582 for retinal diseases. Under the terms of the Collaboration Agreement, Pfizer received exclusive licenses and rights and assumed responsibility for the clinical studies, manufacturing and commercialization of PF582, and is obligated to use commercially reasonable efforts to manufacture and commercialize PF582 globally. In consideration for the exclusive license and other rights contained in the Collaboration Agreement, we are eligible to receive up to $342 million in one-time payments, including a non-refundable payment of $51 million, which was received in March of 2015 and up to $291 million upon the successful achievement of certain pre-commercial and commercial milestones, and double digit escalating royalties on annual sales of PF582. The Collaboration Agreement also includes an obligation for each of us and Pfizer to offer the other an opportunity to co-develop any other ophthalmic biological product that inhibits vascular endothelial growth factor A, or VEGF-A.

We and Pfizer have established an executive steering committee with equal representation to review and oversee the collaboration, including approval of any development plans. Each party has ultimate decision- making authority with respect to a specified limited set of issues, and for all other issues, including material changes to the development plan, the matter must be resolved by consensus or by an expedited arbitration process. Subject to the oversight of that committee, Pfizer will control and implement, at its expense, the strategies for obtaining and litigating third-party patent clearances and determining timing for market entry for PF582 in all markets.

We and Pfizer will each bear fifty percent of the costs of completing clinical development for PF582, with our share capped at $20 million, $10 million of which will be setoff as a credit against royalties payable to us, unless the Collaboration Agreement is terminated prior to such setoff, in which case, any amounts not setoff would be payable by us in accordance with an agreed upon payment structure.

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

PF530 – Betaseron

Our next most advanced product candidate, PF530, is a biosimilar candidate to the reference product Betaseron (Interferon beta-1b) indicated to treat patients with relapsing forms of multiple sclerosis. In February 2015, we notified Strides Arcolab that we were removing PF530 from the Joint Development & License Agreement, or JDLA, to allow Pfenex to advance the molecule independently as a wholly owned product candidate. We have conducted extensive bioanalytical studies, and based on these results we conducted a Phase 1 pilot trial in the first half of 2015 in Australia. The study enrolled 12 subjects who received an initial dose of either PF530 or reference product (Betaferon) to assess the safety, pharmacokinetic (PK) and pharmacodynamic (PD) parameters. After a subsequent wash out period, subjects were crossed over to receive the other product. There were no clinically significant differences in safety or tolerability between PF530 and the reference product. There were also no statistically significant differences in PK and PD parameters between the groups administered PF530 versus the reference product.

While the study enrolled just 12 subjects and was therefore not powered for formal statistical testing, it provided sufficient PK/PD variability information to support the further development of PF530.

Based on our analytical and biological data package, the FDA, granted us a Biosimilar Biological Product Development Type 2 Meeting which was held in August 2015. Following our discussions with the FDA, we intend to pursue an abbreviated development path for PF530, consisting of a PK/PD study in healthy subjects and an immunogenicity trial in multiple sclerosis patients, pending the agency’s review of additional bioanalytical data. We expect to supplement our bioanalytical package in additional discussions and refine the clinical study designs with the FDA in 2016. We anticipate clinical trial start in the second half of 2016.

PF708 – Forteo

PF708 is a product candidate that is being developed as a therapeutic equivalent to Forteo (teriparatide), marketed by Eli Lilly for the treatment of osteoporosis patients at high risk of fracture and achieved approximately $1.4 billion in global product sales in 2015. We initiated a bioequivalence study in healthy subjects to compare the pharmacokinetics of PF708 and Forteo in the second half of 2015, and we anticipate study results in the second half of 2016.

Vaccine Programs

Our Pfēnex Expression Technology® is also well suited for vaccine development. We are developing Px563L, a novel anthrax vaccine candidate, in response to the United States government’s unmet demand for increased quantity, stability and dose sparing regimens of anthrax vaccine. We initiated a randomized, placebo-controlled Phase 1a trial in healthy subjects in the second half of 2015 to investigate the safety and immunogenicity of Px563L, and interim analysis results are anticipated in the second half of 2016. The development of Px563L is funded by the U.S. Department of Health and Human Services, through the Biomedical Advanced Research and Development Authority, or BARDA, in accordance with a cost plus fixed fee development contract valued at up to approximately $143.5 million, of which Pfenex has already recorded $2.3 million as revenue through December 31, 2015. We are also developing Px533 as a prophylactic vaccine candidate against malaria infection. The development of Px533 has been funded by Leidos, Inc., or Leidos, formerly Science Applications International Corporation, or SAIC, through its Malaria Vaccine Production and Support Services contract with the National Institute of Allergy and Infectious Diseases, or NIAID. Clinical trials for Px533 are controlled by NIAID.

Our Strategy

Our strategy is to utilize our Pfēnex Expression Technology® and our expertise in bioanalytical characterization and product development to become a leading protein therapeutics company focused on developing our own product candidates. The key elements of our strategy include the following:

•	Developing and obtaining regulatory approval of PF582 and maximizing its commercial potential. We are jointly developing PF582 with Pfizer. For PF582, we are currently conducting a Phase 1b/2a trial. Under the terms of the collaboration agreement, Pfizer is responsible for the Phase 1b/2a data. Pfizer is responsible for clinical studies and will seek regulatory approval to manufacture and commercialize PF582 globally as intellectual property protection and regulatory exclusivity for Lucentis expire.

•	Developing and obtaining regulatory approval of PF530 and maximizing its commercial potential. We have conducted extensive analytical studies that we believe have established analytical biosimilarity between PF530 and Betaseron. We completed a pilot Phase 1 clinical trial in the first half of 2015 in Australia. The study enrolled 12 subjects who received an initial dose of either PF530 or reference product (Betaferon) to assess the safety, pharmacokinetic (PK) and pharmacodynamic (PD) parameters. After a subsequent wash out period, subjects were crossed over to receive the other product. There were no clinically significant differences in safety or tolerability between PF530 and the reference product. There were also no statistically significant differences in PK and PD parameters between the groups administered PF530 versus the reference product. Based on our analytical and biological data package, the FDA granted us a Biosimilar Biological Product Development Type 2 Meeting, which was held in August 2015. Following our discussions with the FDA, we intend to pursue an abbreviated development path for PF530, consisting of a PK/PD study in healthy subjects and an immunogenicity trial in multiple sclerosis patients, pending the agency’s review of additional bioanalytical data. We expect to supplement our bioanalytical package in additional discussions and refine the clinical study designs with the FDA in 2016. We anticipate clinical trial start in the second half of 2016.

•	Developing and obtaining regulatory approval of PF708 and maximizing its commercial potential. PF708 is a product candidate that is being developed as a therapeutic equivalent to Forteo (teriparatide), marketed by Eli Lilly for the treatment of osteoporosis patients at high risk of fracture. Forteo achieved approximately $1.4 billion in global product sales in 2015. We initiated a bioequivalence study in healthy subjects to compare the pharmacokinetics of PF708 and Forteo in the second half of 2015, and we anticipate study results in the second half of 2016.

•	Continuing to develop our pipeline of product candidates and preclinical products under development. We are developing a pipeline of biosimilars both internally and in partnership with Strides Arcolab. We intend to independently advance our wholly owned products including: PF530, a biosimilar candidate to Betaseron, PF708, a therapeutic equivalent to Forteo, PF529 a biosimilar candidate to Neulasta and PF688, a biosimilar candidate to Cimzia. In collaboration with our partner Strides Arcolab, we intend to advance the preclinical and clinical development of biosimilars for human growth hormone (Genotropin, Humatrope, Nutropin), interferon-alpha (Pegasys) and pegaspargase (Oncaspar). In addition, we plan to evaluate new product candidates to add to our pipeline.

•	Developing vaccine programs primarily with non-dilutive government funding and other third-party grants. Using our Pfēnex Expression Technology®, we are developing Px563L as a next generation anthrax vaccine candidate that we believe will address the limitations of the existing approved product including compliance, cost and fulfillment of the Strategic National Stockpile. We have completed a preclinical study of Px563L and initiated a Phase 1a trial in 2015. The development of Px563L is funded through BARDA under a cost plus fixed fee development contract valued at up to approximately $143.5 million, of which Pfenex has already recorded $2.3 million as revenue through
December 31, 2015. We are developing Px533 as a novel malaria vaccine. The development of Px533 has been funded by NIH. Clinical development of Px533 is controlled by NIAID.

Industry Overview

Biosimilar Opportunity

We believe the emerging biosimilar market will be substantial due to the large number of blockbuster biologic products that are expected to lose patent protection in the coming years, the abbreviated global biosimilar regulatory pathways and an increasing mandate for lower drug costs by governments and private payors. According to BCC Research, the 2014 global biologics market represented over $234 billion in product sales, with virtually the entire market comprised of branded products. Also, it has been reported that the global biosimilars market is expected to reach $6.2 billion by 2020 from $2.3 billion in 2015, at a compound annual growth rate of 22.1% from 2015 to 2020. We expect the biologics market to shift toward biosimilars over the coming years, much like generic small molecule drugs which now account for an estimated 88% of the dispensed prescription small molecule drug market in the United States. Currently, few biologics are off-patent; however, in 2015, approximately $24 billion of aggregate estimated product sales from 2013 lost patent protection worldwide. This number will increase every year as several large market biologic products are expected to lose patent protection. By 2020, IMS Health estimates that approximately $71 billion of aggregate 2014 product sales are expected to become available to biosimilars in the EU and US, representing 11 products where intellectual property rights are expected to expire.

Current Biosimilar Market and Support

Biosimilars have been approved and marketed in several large markets, including the United States, European Union, Russia, Japan, Canada, India, China and Brazil. The biosimilar market is most mature in the European Union, where the regulatory pathway has been defined since 2005. Many countries in the region look to biosimilars as an opportunity for cost savings, resulting in the higher growth rate of the biosimilar market compared to the branded biologics market. In addition, the use of biosimilars has expanded access in several countries, where policy makers and payors are driving use of these products relative to the branded products. While the specific nature of competition, pricing and adoption is different from country to country, there has been a trend towards adoption of biosimilars across Europe. For example, in the United Kingdom, 83% of the total granulocyte colony stimulating factor, or G-CSF, market, is now biosimilar and has resulted in significant increases in patient access. More broadly, the European Union average biosimilar volume penetration of G-CSF has reached 71%. Similarly, Germany has seen a significant increase in adoption of erythropoietin (EPO). Payors have instituted biosimilar quotas, endorsed biosimilars with physician education, and conducted seminars as well as implemented utilization review of physician work to be consistent with the objectives of the health care system; as a result, biosimilar EPO has over 50% market share in the German EPO market. Efforts in Hungary have shown similar results, where biosimilar G-CSF and EPO represent over 90% of market share; Denmark payors, considering a number of factors, have awarded tenders to the biosimilar somatotropin, resulting in an over 50% market share by volume. For somatotropin, EPO and filgrastim, discounts on biosimilars compared to the reference products ranged between 7% and 28% in European Union member states in 2014, and, according to IMS Health, biosimilars of these products represented approximately 23% to 81% of the volume in the largest five European Union member states in 2014. Finally, governments such as Norway are sponsoring clinical studies to drive use of biosimilar infliximab, and in France the legislature passed Article 47 of the Social Security Budget, allowing pharmacists to substitute biosimilar products for branded products if the prescription is for a naïve patient and there is no “do not substitute” marking by the physician. These data show significant government and payor support of the biosimilar market within Europe.

Regulatory Aspects of Biosimilar Products

Product development proceeds differently with biosimilars than with innovative biologic candidates. This is a result of abbreviated development requirements for the approval of biosimilars as compared to innovative biologic products. Because a biosimilar product may reference existing information regarding the safety, purity and potency of a previously approved biologic product, a biosimilar product application emphasizes analytical characterization to demonstrate similarity between the biosimilar and the reference product, which regulators have already found to be safe and effective. Additionally there are ongoing collaborative efforts between the FDA, Health Canada and the European Medicines Agency, or EMA, to harmonize requirements for biosimilar products. Emerging guidance in these geographies will allow the use of reference product sourced from other regions when supported with adequate scientific justification thus facilitating a common clinical data package that may address the requirements of these regions.

Key Aspects of the Biosimilar Application Approval Process in the United States

The Biologics Price Competition and Innovation Act, or BPCIA, was enacted in 2010, creating an abbreviated approval pathway for biosimilar products, referred to as the “351(k) pathway”. We believe the agency’s guidance to date provides the necessary clarity regarding approval requirements under the 351(k) pathway to permit the development of our biosimilar product candidates and the ultimate submission of applications for marketing approval for these product candidates. A biosimilar application must contain information demonstrating: (1) biosimilarity to the reference product through data derived from analytical studies, animal studies (including an assessment of toxicity), and clinical studies (including an assessment of immunogenicity and pharmacokinetics or pharmacodynamics), unless the FDA determines that such data are unnecessary, (2) sameness of strength, dosage form, and route of administration to the reference product, as well sameness of mechanism(s) of action (to the extent known), (3) approval of the reference product for the condition(s) of use prescribed, recommended, or suggested in the labeling indication(s) proposed for the biosimilar product, and (4) appropriate manufacturing, processing, packing, and holding facilities that meet the standards designed to ensure a safe, pure and potent medicine. Unless the FDA waives the requirement, clinical studies must be sufficient to show the safety, purity and potency of the proposed product for one or more “appropriate” conditions of use for which licensure is sought and for which the reference product is licensed. The first biosimilar in the United States, Zarxio® (filgrastim-sndz), was approved by the FDA in 2015.

Key Aspects of the Biosimilar Regulatory Pathway in the European Union

The biosimilar regulatory pathway in the European Union was established in 2005, and the European Union was the first jurisdiction to implement a formal regulatory pathway for biosimilars. Requirements for demonstrating biosimilarity between two biologic medicines were outlined by the EMA and CHMP in the Guideline on Similar Biological Products. Under these requirements, biosimilarity is demonstrated through comprehensive similarity studies covering quality, biological activity, safety and efficacy. Since then, the EMA has published two further overarching guidelines (the Guideline on similar biological medicinal products containing biotechnology-derived proteins as active substance—quality issues and the Guideline on similar biological medicinal products containing biotechnology-derived proteins as active substance: non-clinical and clinical issues) as well as various product specific guidelines (such as recombinant follicle-stimulating hormone, interferon beta, recombinant interferon alpha, monoclonal antibodies, recombinant erythropoietins, and recombinant human insulin). These guidelines are revised and updated regularly. The first biosimilar product, Omnitrope® (somatropin), was approved in 2006.

Biosimilar Exclusivities in the United States and the European Union

Under existing law, drug developers are permitted to research and develop biosimilars in certain territories, including the United States and specific territories in the European Union, where applicable patents in force may otherwise exclude such activity. However, the levels of sui generis data and market exclusivities in the United States and European Union differ (see table below). Of particular note is that in the United States, there is no additional second indication exclusivity for the innovator (which may add an additional year of exclusivity in the European Union if the competent authorities consider that the additional indication is of significant clinical benefit). In addition, the United States allows for the designation of a product as “interchangeable” with a reference product, meaning that the biosimilar may be substituted by a pharmacist for the reference product without the intervention of the health care provider who prescribed the reference product, unless the prescription states no substitution. The first product determined to be interchangeable with a particular reference product is entitled to a period of exclusivity that delays the determination that a subsequent product is interchangeable with the reference product. The European Union framework does not recognize exclusivity rights on the basis of interchangeability.

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

Our Products

The development of our own portfolio of products has been enabled by our successful history of meeting analytically rigorous client specifications of protein quality, yield and potency using our Pfēnex Expression Technology®. Our pipeline includes 12 product candidates and preclinical products under development in various stages of development. Details of our pipeline are included below.

Biosimilar and Next Generation Candidates

PF582 – Ranibizumab

PF582, our most advanced product candidate which is partnered with Pfizer, is a biosimilar product candidate to Lucentis (ranibizumab), indicated for the treatment of visual impairment due to neovascular, or wet, age-related macular degeneration (AMD), macular edema following retinal vein occlusion, diabetic macular edema and diabetic retinopathy in patients with diabetic macular edema.

Market Overview

Lucentis achieved approximately $4.5 billion in global product sales in 2014. By the second quarter of 2018, markets with 2014 Lucentis sales of approximately $600 million are expected to lose patent protection, and become available for biosimilars. Additionally, by the second quarter of 2020, markets with an additional $2.2 billion in 2014 Lucentis sales are expected to lose patent protection and become available for biosimilars, and after January 2022 markets with an additional $1.6 billion in 2014 sales are also expected to lose patent protection. Approximately $50 million in 2014 sales come from markets for which accurate patent expiration dates are not available. Given the characteristics of the patient populations for each of its three approved indications, we believe ranibizumab has attractive long-term growth prospects. In addition, we believe, the market is underpenetrated for the approved indications allowing future growth opportunities particularly for lower cost biosimilars.

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

Preclinical Development

We have completed extensive bioanalytical similarity studies comparing PF582 to multiple lots of United States and European Union sourced Lucentis, as well as comparability studies between multiple lots of PF582 at the pilot scale and current Good Manufacturing Practice, or cGMP, commercial scale. We have also completed a preclinical study using an animal model that demonstrated, when injected into animal eyes, PF582 and Lucentis yielded similar tolerability and pharmacological profiles. Based on our analytical and preclinical data package, the FDA granted us a Biosimilar Initial Advisory Meeting which was held in January 2014 to discuss the data we had generated to date, our Comparative Clinical Trial design and our strategy for the comparison of European Union and United States licensed reference products. In the subsequent meeting minutes, the FDA indicated that our analytical data appear acceptable to support the development of PF582 as a biosimilar candidate to Lucentis.

Clinical Development

We have completed the enrollment of 25 patients in a randomized Phase 1b/2a trial in New Zealand to evaluate the safety and efficacy of PF582 compared to Lucentis for the treatment of wet AMD. Our collaboration partner, Pfizer, is responsible for clinical studies. We believe positive results from the global comparative clinical trial will provide sufficient data for Pfizer to seek and secure marketing approval in our target markets. Assuming marketing authorization is obtained, Pfizer will be responsible for manufacturing and global commercialization of PF582 upon successful receipt of marketing approval.

PF530 – Interferon beta-1b

PF530 is an Interferon beta-1b biosimilar candidate to the reference product Betaseron, a prescription medicine used to treat patients with relapsing forms of multiple sclerosis. Multiple sclerosis is a debilitating disease in which the body’s immune system breaks down the protective sheath, or myelin, that covers nerves, causing interference in communication between the brain, spinal cord, and other areas of the body. In February 2015, we notified Strides Arcolab that we were removing PF530 Interferon beta-1b from the JDLA to allow Pfenex to advance the molecule independently as a wholly owned product candidate.

Market Overview

Multiple sclerosis affects more than an estimated 2.3 million people worldwide and is increasing in prevalence and incidence. The global multiple sclerosis market is expected to grow from $14.4 billion in product sales in 2012 to an estimated $21 billion by 2022. Interferon beta products are the standard of care for first line treatment options in the management of patients with Relapsing Remitting Multiple Sclerosis (RRMS). Betaseron sales were approximately $0.9 billion in 2015, according to IMS Health data.

Preclinical Development

We have analyzed multiple lots of Betaseron sourced from the United States, which has allowed us to compare PF530 to the reference product which we believe establishes analytical similarity between PF530 and Betaseron. Consistent with established EMA guidance for Interferon beta-1b biosimilar development candidates, based on our extensive in vitro bioassays and quality assessment, we have not conducted, and do not plan to conduct, preclinical animal studies. We believe that we have developed a manufacturing process that will allow us to produce PF530 for both clinical and commercial purposes.

Clinical Development

We completed a pilot Phase 1 trial in the first half of 2015 in Australia. The study enrolled 12 subjects who received an initial dose of either PF530 or reference product to assess the safety, PK and PD parameters. After a subsequent wash out period, subjects were crossed over to receive the other product. There were no clinically significant differences in safety or tolerability between PF530 and the reference product. There were also no statistically significant differences in PK and PD parameters between the groups administered PF530 versus the reference product. Following our August 2015 meeting with the FDA, we intend to pursue an abbreviated development path for PF530, consisting of a PK/PD study in healthy subjects and an immunogenicity trial in multiple sclerosis patients, pending the agency’s review of additional bioanalytical data. We expect to supplement our bioanalytical package in further discussions with the FDA in 2016, and we anticipate clinical trial start in the second half of 2016.

PF708 – Teriparatide

PF708 is a peptide product candidate that is being developed as a therapeutic equivalent to the reference listed drug Forteo, an injectable prescription medicine marketed by Eli Lilly for the treatment of osteoporosis patients at high risk of fractures. Teriparatide is a shortened version of the naturally occurring parathyroid hormone (amino acids 1-34) that promotes bone growth. To date, we have demonstrated production of teriparatide in quantities that we believe predict a competitive cost of goods. We initiated cGMP manufacturing in 2015. Despite Forteo’s status as a biologic peptide currently manufactured in E. coli, due to its size (less than or equal to 40 amino acids), it is considered a small molecule. As a result, we are developing PF708 pursuant to the Section 505(b)(2) regulatory pathway in the United States.

Market Overview

The global osteoporosis market represents a significant opportunity, with product sales that are estimated to grow to approximately $5.2 billion in the United States, Japan and the five major European Markets in 2021. Treatment with teriparatide is the only treatment approach that promotes bone growth currently available for the treatment of osteoporosis. According to the National Institutes of Health (NIH), it is estimated that approximately 44 million Americans either have osteoporosis or are at increased risk due to low bone mass (osteopenia). Forteo (marketed as Forsteo in Europe), is the only product currently approved that builds bone primarily by increasing the activity of osteoblasts (cells that deposit bone). Worldwide sales of Forteo were approximately $1.4 billion in 2015, according to Eli Lilly.

Preclinical Development and Clinical Development

We have performed an extensive bioanalytical comparative analysis of PF708 and Forteo. Based on what we believe to be equivalent results to date, we have not conducted preclinical in vivo studies for safety or efficacy purposes prior to initiating clinical investigation. We have also completed an initial assessment of the PF708 and Forteo injection pens, and we believe that the two injection devices are functionally equivalent. We commenced a pharmacokinetic bioequivalence study in the United States in the second half of 2015 to support the potential licensure of PF708 under the Section 505(b)(2) regulatory pathway.

Preclinical Products Under Development

In addition to our product candidates, we also have a number of preclinical products under development. We are currently in process development for PF529 – peg-filgrastim a biosimilar candidate to the reference product Neulasta. We are also currently in process development for PF690 – pegaspargase a biosimilar candidate to the reference product Oncaspar. We are in formulation development for PF726- peg-interferon beta, which is being evaluated as a next generation biologic for the treatment of relapsing multiple sclerosis. We are also in process development for PF444-human growth hormone, and PF688-certolizumab-pegol, which are being developed as biosimilars of Genotropin, and Cimzia, respectively.

Vaccines

Our Pfēnex Expression Technology® has allowed us to build a portfolio of vaccine and vaccine antigen candidates to address infectious diseases. Capitalizing on our ability to rapidly identify production strains for vaccine antigens, we have developed a portfolio of antigens that have historically been difficult to produce in traditional protein production systems, thereby enabling us to pursue infectious disease vaccine development. Our vaccine pipeline includes the following product candidate:

Px563L

Px563L is a novel anthrax vaccine candidate based on a recombinant modified form (mutant) of the protective antigen from Bacillus anthracis (anthrax). We are developing Px563L in response to the United States government’s unmet demand for increased quantity, stability and dose sparing regimens of anthrax vaccine. We believe that Px563L can address each of these demands. We have completed preclinical assessment of Px563L and initiated a Phase 1a trial in healthy subjects in 2015. The development of Px563L is funded by the U.S. Department of Health and Human Services through BARDA under a contract providing up to $143.5 million in funding.

Market Overview

In October 2001, letters contaminated with anthrax spores were delivered to government officials and members of the media in the United States. As a result of these attacks, 22 people became infected with anthrax and five people died. In response to this and other terrorist attacks around the world, the biodefense market has grown dramatically. Since 2005, the United States Department of Health and Human Services, or HHS, has been securing medical countermeasures for the Strategic National Stockpile. From September 30, 2011 through December 31, 2013, HHS has purchased approximately 18 million doses of the anthrax vaccine, BioThrax. Current government procurement contracts for BioThrax are approximately $250 million annually with pricing of approximately $27 per dose. In addition to HHS purchases, the federal government spends billions of dollars in biodefense through NIAID and Office of Public Health Preparedness and Response. In 2013, the Pandemic and All-Hazards Preparedness Reauthorization Act, or PAHPRA, which was originally passed in 2006 to improve the United States’ public health and medical preparedness and response capabilities for emergencies, authorized $2.8 billion for the procurement of countermeasures for biological, chemical, radiological and nuclear attacks. If successful with clinical development, we intend to enter into a procurement relationship with the US federal government to supply a next generation recombinant protective antigen (rPA) based anthrax vaccine to the Strategic National Stockpile.

Preclinical and Clinical Development Strategy

In preclinical animal studies, Px563L has resulted in a greater immune response than the only available anthrax vaccine, BioThrax, and has the potential to provide longer protective immunity with fewer vaccinations. Through the application of our Pfēnex Expression Technology® we have developed a robust production strain for manufacturing that has demonstrated an ability to produce large amounts of mutant recombinant protective antigen, or mrPA. In addition, we have developed a production process for the large scale manufacturing of bulk mrPA. We filed the Investigational New Drug (“IND”) application for Px563L in the second half of 2014, and we initiated a Phase 1a study in healthy subjects in the second half of 2015.

Protein Production

Utilizing our Pfēnex Expression Technology®, we provide protein production and process development services to third parties on a fee for service basis in support of the development of novel biopharmaceuticals. Pursuant to a license agreement, the third-party licenses a production strain from us and then pays us an up-front payment, milestone payments based upon clinical progression and regulatory filings, and a royalty based on product net sales. Our protein production efforts enable us to maximize the utilization of our Pfēnex Expression Technology®, expand our institutional knowledge and generate revenue.

Reagent Proteins

Utilizing our Pfēnex Expression Technology®, we supply preclinical and cGMP-grade CRM197 to the biopharmaceutical and vaccine development community. The product is sold on a dollar per gram basis. We currently have seven supply agreements for the supply of cGMP CRM197.

Collaborations, Joint Development, and Licenses

Pfizer

In February 2015, we entered into a Collaboration Agreement with Pfizer pursuant to which we and Pfizer will collaboratively develop PF582 for retinal diseases. Under the terms of the Collaboration Agreement, Pfizer received exclusive licenses and rights and assumed responsibility for clinical studies, manufacturing and commercialization of PF582 globally, and is obligated to use commercially reasonable efforts to manufacture and commercialize PF582. In consideration for the exclusive license and other rights contained in the Collaboration Agreement, we are eligible to receive up to $342 million in one-time payments, including a non-refundable payment of $51 million, which was received in March of 2015, and up to $291 million upon the successful achievement of certain pre-commercial and commercial milestones, and double digit escalating royalties on annual sales of PF582. The Collaboration Agreement also includes an obligation for each of us and Pfizer to offer the other an opportunity to co-develop any other ophthalmic biological product that inhibits vascular endothelial growth factor A, or VEGF-A.

We and Pfizer have established an executive steering committee with equal representation to review and oversee the collaboration, including approval of any development plans. Each party has ultimate decision making authority with respect to a specified limited set of issues, and for all other issues, including material changes to the development plan, the matter must be resolved by consensus or by an expedited arbitration process. Subject to the oversight of that committee, Pfizer will control and implement at its expense the strategies for obtaining and litigating third-party patent clearances and determining timing for market entry for PF582 in all markets.

We and Pfizer will each bear fifty percent of the costs of completing clinical development for PF582, with our share capped at $20 million, $10 million of which will be setoff as a credit against royalties payable to us, unless the Collaboration Agreement is terminated prior to such setoff, in which case, any amounts not setoff would be payable by us in accordance with an agreed upon payment structure.

Unless terminated earlier, the Collaboration Agreement will continue for twenty years from the first commercial sale of PF582. In the event of an assignment of the Collaboration Agreement, any entity to whom the agreement is assigned will be obligated to assume the responsibilities of the assigning party.

Strides Arcolab

In December 2012, we entered into a JDLA with Strides Arcolab, to develop biosimilar products according to development plans to be mutually agreed upon by us and Strides Arcolab. Under such development plans, we will generally be responsible for establishing and characterizing a research cell bank of the protein production strain and developing a manufacturing process and analytical methods, while Strides Arcolab will generally be responsible for developing master and working cell banks for the applicable protein production strain, developing a formulation for the applicable biosimilar product, manufacturing the biosimilar for Phase 1 trials, conducting preclinical and Phase 1 trials and managing regulatory matters. Each of Strides Arcolab and us will bear our own costs for the aforementioned development activities. Each of Strides Arcolab and us must use commercially reasonable efforts to accomplish the objectives set forth in the development plan for each biosimilar product and certain milestones set forth in the JDLA. Except pursuant to the JDLA during its term, neither we nor Strides Arcolab may develop, manufacture, supply or commercialize any product that is being or has been developed under the agreement or assist any third party to do the same.

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

In February 2015, we notified Strides Arcolab that we were removing PF530 Interferon beta-1b, PF726 PEGylated Interferon beta-1b and PF529 PEGylated filgrastim from the JDLA. We intend to independently advance these candidates as wholly owned products.

Currently there are three biosimilar candidates for development under the JDLA and potential further development and commercialization by the JV:

•	PEGylated interferon alpha-2a (a biosimilar candidate to Roche’s Pegasys);

•	Human growth hormone (a biosimilar candidate to Pfizer Inc.’s Genotropin); and

•	Pegaspargase (a biosimilar candidate to Baxalta Inc.’s Oncaspar).

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

The U.S. Department of Health and Human Services

In July 2010, we entered into a contract with BARDA, a division of the Office of the Assistant Secretary for Preparedness and Response in the U.S. Department of Health and Human Services, to develop a production strain and process for the production of bulk recombinant Protective Antigen, or rPA, from anthrax. Under the contract, we agreed to provide protein production and process development services to BARDA. The contract was amended several times and BARDA exercised options to extend the term of the contract. In December 2014, we filed the investigational new drug, or IND, application for Px563L. BARDA extended the contract and provided additional funding, increasing the total contract to $25.2 million. Through December 31, 2015, $24.8 million had been recorded as revenue under this contract.

In August 2015, we entered into a five year, cost plus fixed fee contract valued at up to $143.5 million with BARDA for the advanced development of Px563L, which is a mutant recombinant protective antigen anthrax vaccine. The contract consists of a 30 month base period with total funding up to $15.9 million that will fund activities related to cGMP manufacturing of drug product and a Phase 1a clinical study. In addition to the base period, there are eight option periods, with potential additional funding of up to $127.6 million that will fund activities including completion of a Phase 1b clinical study, a Phase 2 clinical study and non-clinical efficacy studies, as well as manufacturing technology transfer and optimization, process and analytical method validation and consistency lot manufacture. Pfenex believes the successful completion of the activities under this contract could lead to a procurement contract for supply of Px563L to the Strategic National Stockpile. Through December 31, 2015, $2.3 million had been recorded as revenue under this contract.

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

The National Institute of Allergy and Infectious Diseases (NIAID)

In September 2012, we entered into a contract with NIAID for the development of a next generation anthrax vaccine. Under the contract, which was amended in April 2013 and November 2013, we have agreed to provide services to NIAID for approximately twenty five months under a cost plus fixed fee contract with a total value of approximately $2.2 million. In addition to the base period, NIAID has thirteen options to extend the term of the contract, with payments totaling approximately $22.9 million. NIAID exercised the first option effective January 2015.

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

Leidos, Inc. (formerly SAIC, Inc.)

In September 2009, we entered into an agreement with Leidos to evaluate the development of a malaria antigen using our protein production technology and to provide production and support services for manufacturing of the malaria vaccine. The original contract was amended multiple times in 2010 through 2014 to increase the scope of services we provide. Under the contract, we were paid a fixed fee of approximately $8.4 million for services performed over the five year term. We recognized revenue as we performed the services. The term of the agreement was completed in September 2014 and we are no longer providing services under this agreement.

Customers

As of December 31, 2015, we had generated only limited revenue from government contracts, service agreements, collaboration agreements, and reagent protein product sales. Our total revenue was $9.6 million, $10.6 million and $11.9 million in 2015, 2014 and 2013, respectively. In 2015, 2014 and 2013, a significant portion of our revenue was derived from developing proprietary vaccine candidates for government agencies. In 2013, we received a significant portion of our revenue from reagent protein product sales.

For the year ended December 31, 2015, BARDA and Pfizer each accounted for more than 10% of our revenue. For the year ended December 31, 2014, BARDA, NIAID and Boehringer Ingelheim International GmbH (“BII”) each accounted for more than 10% of our revenue. For the year ended December 31, 2013, BARDA and Leidos each accounted for more than 10% of our revenue. Additionally, one other entity accounted for more than 10% of our revenue in 2013; however, this was the result of a one-time transaction that is not expected to provide significant revenue going forward.

Government Regulation

Government authorities in the European Economic Area, at European Union and national Member State level, and in United States, at the federal, state and local level, extensively regulate, among other things, the research, development, testing, manufacturing, labeling, packaging, promotion, advertising, storage, distribution, marketing, post-approval monitoring and reporting, and export and import of drugs and biologics such as those we are developing. We, along with third-party contractors, will be required to navigate the various preclinical, clinical and commercial approval requirements of the governing regulatory agencies of the countries in which we wish to conduct studies or seek approval or licensure of our product candidates. The process of obtaining regulatory approvals and the subsequent compliance with appropriate federal, state, local, and foreign statutes and regulations require the expenditure of substantial time and financial resources.

European Economic Area Regulation

In the European Economic Area, or EEA, comprising the European Community (European Union) plus Iceland, Liechtenstein and Norway, the information that must be submitted to the EMA or to the competent authorities in the relevant European Union Member States varies depending on whether the biological medicinal product is a new product, whose quality, safety and efficacy has not previously been demonstrated in humans or a product whose known biological active substance and certain other properties are similar to those of a previously authorized (reference) biological medicinal product. The European Directive 2001/83/EC as amended defines a medicinal product as any substance or combination of substances:

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

More concretely, the requirements for centralized marketing authorization of a new biological medicinal product in the EEA generally include but are not limited to:

•	submission of the results of pharmaceutical (physico-chemical, biological or microbiological) tests and preclinical (toxicological and pharmacological) tests through laboratory tests and animal studies in compliance with Good Laboratory Practice, or GLP;

•	submission to the competent authorities of a Clinical Trial Application, or CTA, which must become effective before human clinical trials may begin and must include the protocol, Investigator’s Brochure, Investigational Medicinal Product-related data, and independent Ethics Committee approval;

•	submission of the results of adequate and well-controlled clinical trials to establish the quality, safety and efficacy of the product for each indication;

•	a statement to the effect that clinical trials carried outside the European Union meet the ethical requirements of Directive 2001/20/EC;

•	submission of an application for marketing authorization to the EMA or to the competent authorities of the relevant EU Member States;

•	establishment of the applicant in the EEA;

•	description of the qualitative and quantitative particulars of all constituents of the medicinal product;

•	evaluation of the potential environmental risks posed by the medicinal product;

•	description of the manufacturing method, description of the control measures employed by the manufacturer, and a document showing that the manufacturer is authorized in his own country to produce medicinal products;

•	a summary of product characteristics, therapeutic indications, adverse reactions, dosage, pharmaceutical form, route of administration and expected shelf life;

•	additional information for specific classes of medicinal products, such as a Vaccine Antigen Master File documentation for vaccine products;

•	a summary of the pharmacovigilance system, the risk management plan describing the risk-management system, and proof that the applicant has the services of a qualified person responsible for pharmacovigilance as well as the necessary means for fulfilling the EU pharmacovigilance obligations including the notification of any adverse reaction suspected of occurring either in the EEA or in a third country; and

•	review by EMA’s CHMP or the competent authorities in the relevant European Union Member States and approval of the marketing authorization application.

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

Accelerated Review

Under the Centralized Procedure in the European Union, the maximum timeframe for the evaluation of a marketing authorization application is 210 days (excluding clock stops, when additional written or oral information is to be provided by the applicant in response to questions asked by the EMA’s CHMP). Accelerated evaluation might be granted by the CHMP in exceptional cases, when a medicinal product is expected to be of a major public health interest, particularly from the point of view of therapeutic innovation. In this circumstance, EMA ensures that the opinion of the CHMP is given within 150 days, excluding clock stops.

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

European Union legislation provides (with respect to reference products for which a marketing authorization was applied for after October 30, 2005 under the Decentralized, Mutual Recognition and national procedures, or after November 20, 2005, for products authorized under the Centralized Procedure) for an eight year period of data protection and ten year period of market exclusivity for medicinal products which received marketing authorization in accordance with, respectively, Directive 2001/83/EC as amended or Regulation (EC) No 726/2004 as amended. The provisions also state that if, during the first eight years of authorization, the holder obtains an authorization for one or more new therapeutic indications which are deemed to have significant clinical benefit as compared to existing therapies, the original market exclusivity can be extended to a maximum of 11 years. The data and market exclusivity periods start from the date of the initial authorization, which for reference medicinal products authorized through the Centralized Procedure is the date of notification of the marketing authorization decision to the marketing authorization holder of the reference product.

Post-Approval Requirements

Once granted, initial marketing authorization of a medicinal product is valid for five years. The authorization may be renewed after five years on the basis of a reevaluation of the risk-benefit balance. At that point, once renewed, the marketing authorization is valid indefinitely or, if justified on grounds of pharmacovigilance, may be restricted to an additional five year authorization period.

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

EEA regulations also stipulate that regulators, such as the Competent Authorities of the EEA Member States, independently or coordinated by the EMA, may carry out repeated or unannounced inspections of the medicinal product manufacturer or at the premises of the marketing authorization holder, regarding compliance with cGMP principles and guidelines. Compliance issues identified at our facilities or at third-party manufacturers may disrupt clinical or commercial production or distribution or require substantial resources to correct. This may result in the delay of clinical trials or commercial product launch. Discovery or problems with the product or the failure to comply with applicable requirements may result in restrictions on a product, the manufacturer or the holder of a marketing authorization, including withdrawal or recall of the product from the market or other EMA or EEA Competent Authority initiated action that could delay or prohibit future marketing. Additionally, new government regulations may be established that could delay or prevent regulatory approval of our products under development.

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

The information that must be submitted to the FDA in order to obtain approval to market a new biologic varies depending on whether the application for the biological product is submitted under section 351(a) or section 351(k) of the PHSA. Any proposed biologic, including a new product whose safety, purity and potency has not previously been demonstrated in humans, may follow the Biologics License Application, or BLA, route as defined by section 351(a). However, a proposed biologic whose active ingredient(s) and certain other properties are highly similar (biosimilar) to those of a previously approved biologic may follow an abbreviated licensure pathway as defined by section 351(k) of the PHSA. The FDA, under the authority of the Secretary of Health and Human Services, reviews and ultimately approves applications for biological products submitted under either pathway.

In addition, in the FDA’s 2015 guidance document “Biosimilars: Questions and Answers Regarding Implementation of the Biologics Price Competition and Innovation Act of 2009,” the FDA clarified that it intends to regulate any polymer composed of 40 or fewer amino acids, and any polymer made entirely by chemical synthesis and composed of fewer than 100 amino acids, as drugs under the Federal Food, Drug, and Cosmetic Act, or FFDCA, and its implementing regulations, rather than as biologics under the PHSA, unless the polymer otherwise meets the statutory definition of a biological product. The process required by the FDA before a drug may be marketed in the United States generally involves the submission to the FDA of a New Drug Application, or NDA. The results of preclinical studies and clinical trials, along with information regarding the manufacturing process, analytical tests conducted on the chemistry of the drug, proposed labeling and other relevant information are submitted to the FDA as part of an NDA, and FDA review and approval of the NDA is necessary prior to any commercial marketing or sale of the drug in the United States. However, under the Hatch-Waxman Act, a pharmaceutical manufacturer may file an abbreviated new drug application, or ANDA, seeking approval of a generic copy of an approved branded product. Additionally, a pharmaceutical manufacturer may, under Section 505(b)(2) of the FFDCA, file an NDA that relies on studies not conducted by the applicant, or for which the applicant has not obtained a right of reference.

Drugs and biologics are also subject to other federal, state, and local statutes and regulation. If we fail to comply with applicable FDA or other requirements at any time during the drug development process, clinical testing, approval process or post-approval activities, we may become subject to administrative or judicial sanctions. These sanctions could include the FDA’s refusal to approve pending applications, license suspension or revocation, withdrawal of an approval, warning letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, civil penalties or criminal prosecution. Any FDA enforcement action could have a material adverse effect on us.

BLA/NDA Approval Process

The process generally required by the FDA before a biologic or drug product candidate may be marketed in the United States involves the following:

•	completion of preclinical laboratory tests and animal studies performed in accordance with the FDA’s current GLP regulations;

•	submission to the FDA of an IND which must become effective before human clinical trials may begin and must be updated annually;

•	approval by an independent institutional review board, or IRB, or ethics committee at each clinical site before the trial is initiated;

•	performance of adequate and well-controlled clinical trials to establish the safety, purity and potency of the proposed biologic, and the safety and efficacy of the proposed drug for each indication;

•	preparation of and submission to the FDA of a BLA or NDA after successful completion of all pivotal clinical trials;

•	satisfactory completion of an FDA Advisory Committee review, if applicable;

•	a determination by the FDA within 60 days of its receipt of an NDA or BLA to file the application for substantive review;

•	satisfactory completion of an FDA pre-approval inspection of the manufacturing facility or facilities at which the proposed product is produced to assess compliance with cGMP and to assure that the facilities, methods and controls are adequate to preserve the biological product’s continued safety, purity and potency; and

•	FDA review and approval of the BLA or NDA prior to any commercial marketing or sale of the biologic product in the United States.

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

•	Phase 1. The investigational product is initially introduced into healthy human subjects or patients with the target disease or condition. These studies are designed to evaluate the safety, dosage tolerance, metabolism and pharmacologic actions of the investigational product in humans, the side effects associated with increasing doses, and, if possible, to gain early evidence on effectiveness.

•	Phase 2. The investigational product is administered to a limited patient population to evaluate dosage tolerance and optimal dosage, identify possible adverse side effects and safety risks, and preliminarily evaluate efficacy.

•	Phase 3. The investigational product is administered to an expanded patient population, generally at geographically dispersed clinical study sites to generate enough data to statistically evaluate dosage, clinical effectiveness and safety, to establish the overall benefit-risk relationship of the investigational product, and to provide an adequate basis for product labeling and approval.

•	Phase 4. In some cases, the FDA may condition approval of an NDA or BLA for a product candidate on the sponsor’s agreement to conduct additional clinical studies after approval. In other cases, a sponsor may voluntarily conduct additional clinical studies after approval to gain more information about the product. Such post-approval studies are typically referred to as Phase 4 clinical trials.

A pivotal trial is a clinical study that is designed to generate substantial evidence of product’s safety and efficacy that adequately meets regulatory agency requirements to justify the approval of the product. Generally, pivotal trials are Phase 3 trials, but the FDA may accept results from Phase 2 trials if the trial design provides a well-controlled and reliable assessment of clinical benefit, particularly in situations where there is an unmet medical need and the results are sufficiently robust.

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

Once an NDA or BLA has been submitted, the FDA’s goal is to review the application within ten months after it accepts the application for filing, or, if the application relates to an unmet medical need in a serious or life-threatening indication, six months after the FDA accepts the application for filing. The review process is often significantly extended by FDA requests for additional information or clarification. The FDA reviews a BLA to determine, among other things, whether a product is safe, pure and potent and the facility in which it is manufactured, processed, packed, or held meets standards designed to assure the product’s continued safety, purity and potency. Similarly, the FDA reviews an NDA to determine, among other things, whether the proposed product is safe and effective for its intended use, and whether the product is being manufactured in accordance with cGMP to assure and preserve the product’s quality and purity.

Before approving a BLA or NDA, the FDA typically will inspect the facility or facilities at which the product is manufactured. The FDA will not approve the application unless it determines that the manufacturing processes and facilities are in compliance with cGMP requirements and adequate to assure consistent production of the product within required specifications. Additionally, before approving a BLA or NDA, the FDA will typically inspect one or more clinical sites to assure compliance with cGCP. If the FDA determines that the application, clinical data, manufacturing process or manufacturing facilities are not acceptable, it will outline the deficiencies in the submission and often will request additional testing or information. Notwithstanding the submission of any requested additional information, the FDA ultimately may decide that the application does not satisfy the regulatory criteria for approval.

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

•	restrictions on the marketing or manufacturing of the product, complete withdrawal of the product from the market or product recalls;

•	adverse publicity, fines, warning letters or holds on post-approval clinical trials;

•	refusal of the FDA to approve pending applications or supplements to approved applications, or suspension or revocation of product license approvals;

•	product seizure or detention, or refusal to permit the import or export of products; or

•	injunctions or the imposition of civil or criminal penalties.

The FDA strictly regulates marketing, labeling, advertising, and promotion of products that are placed on the market. Drugs and biologics may be promoted only for the approved indications and in accordance with the provisions of the approved label. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses, and a company that is found to have improperly promoted off-label uses may be subject to significant enforcement action and liability.

Abbreviated Licensure Pathway of Biological Products as Biosimilar or Interchangeable

The Patient Protection and Affordable Care Act, or PPACA, or Affordable Care Act, or ACA, signed into law on March 23, 2010, includes a subtitle called the Biologics Price Competition and Innovation Act of 2009, or BPCIA, which amended the PHSA and created an abbreviated approval pathway for biological products shown to be highly similar to an FDA-licensed reference biological product. The BPCIA attempts to minimize duplicative testing, and thereby lower development costs and increase patient access to affordable treatments. An application for licensure of a biosimilar product under section 351(k) of the PHSA must include information demonstrating biosimilarity based upon the following, unless the FDA determines otherwise:

•	analytical studies demonstrating that the proposed biosimilar product is highly similar to the approved product notwithstanding minor differences in clinically inactive components;

•	animal studies (including the assessment of toxicity); and

•	a clinical study or studies (including the assessment of immunogenicity and pharmacokinetics or pharmacodynamics) sufficient to demonstrate safety, purity and potency in one or more conditions for which the reference biologic product is licensed and intended to be used.

In addition, an application submitted under the 351(k) pathway must include information demonstrating that:

•	the proposed biosimilar product and reference product utilize the same mechanism of action for the condition(s) of use prescribed, recommended, or suggested in the proposed labeling, but only to the extent the mechanism(s) of action are known for the reference product;

•	the condition or conditions of use prescribed, recommended, or suggested in the labeling for the proposed biosimilar product have been previously approved for the reference product;

•	the route of administration, the dosage form, and the strength of the proposed biosimilar product are the same as those for the reference product; and

•	the facility in which the biological product is manufactured, processed, packed and held meets standards designed to assure that the biological product continues to be safe, pure, and potent.

Biosimilarity, as defined in PHSA §351(i), means that the biological product is highly similar to the reference product notwithstanding minor differences in clinically inactive components; and that there are no clinically meaningful differences between the biological product and the reference product in terms of the safety, purity, and potency of the product.

In addition, section 351(k)(4) of the PHSA provides for a designation of “interchangeability” between the reference and biosimilar products, whereby the biosimilar may be substituted for the reference product without the intervention of the health care provider who prescribed the reference product. To date, the FDA has not approved any biosimilar product as being interchangeable to the reference product. The higher standard of interchangeability must be demonstrated by information sufficient to show that:

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

In addition, the holder of an approved BLA or §351(k) application is required to timely report certain adverse reactions and production problems involving its product to the FDA to provide updated safety and efficacy information and to comply with requirements concerning advertising and promotional labeling for the product. Quality control and manufacturing procedures must also continue to conform to cGMPs after approval and the FDA periodically inspects manufacturing facilities to assess compliance with cGMPs.

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

Following this last list exchange, the reference product sponsor has thirty days to bring an infringement action for each patent on both lists. Alternatively, if the parties successfully negotiate an agreement regarding the patents that will form the basis for an infringement action, the reference product sponsor has thirty days after such agreement to bring an infringement action for each of the negotiated patents. Within thirty days of being served with a complaint in the infringement action, the applicant must provide notice to the FDA, and the FDA will publish notice of the complaint in the Federal Register. Unlike the Hatch-Waxman Act, under which a reference product sponsor must list its patents in the Orange Book, and the FDA will suspend its review for thirty months if a reference product sponsor files a patent infringement suit, the BPCIA does not direct the FDA to suspend review of the biosimilar product application as a result of the patent dispute.

For patents that are issued or licensed after the reference product sponsor has identified its initial list, the reference product sponsor may supplement its initial list with the additional patents within thirty days of the new patents’ issuance or licensing. The biosimilar applicant must then respond within thirty days with a statement of the factual and legal basis for its opinion that the patent is invalid, unenforceable, or will not be infringed, or that the applicant does not intend to begin marketing its product prior to the patent’s expiration. However, these patents do not become subject to the additional negotiation and list exchange procedures of the BPCIA, but rather are subject to preliminary injunction (PI) procedures. The BPCIA requires the biosimilar applicant to provide 180-day notice to the reference product sponsor of the applicant’s intent to market the biosimilar product, and the reference product sponsor may then seek a PI on any patents there were included on any of the patent lists initially exchanged between the parties, but excluded from the patent list agreed to during negotiations or from the lists that were exchanged as a result of the parties’ failure to reach an agreement. Both parties must reasonably cooperate to expedite discovery as is needed in connection with the PI motion.

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

The FDA has approved one application submitted under the 351(k) pathway to date, Zarxio (filgrastim-sndz), which was approved on March 6, 2015. Thus, no typical review period for a biosimilar application has yet been established. However, the FDA aims to review 70%, 80%, 85%, and 90% of original (rather than resubmitted) biosimilar applications within ten months of receipt in fiscal years 2014, 2015, 2016, and 2017 respectively. The FDA did complete review of the Zarxio application within 10 months of a BLA filing (May 8, 2014). While it may be possible for a biosimilar applicant and reference product sponsor to settle any patent disputes prior to approval, patent litigation may delay the ability of a biosimilar applicant to sell commercial product in the United States, as was the case with Zarxio, which was launched in September 2015.

505(b)(2) New Drug Applications

The provisions of Section 505(b)(2) of the FFDCA were created, in part, to help avoid unnecessary duplication of studies already performed on a previously approved (“reference” or “listed”) drug; the section gives the FDA express permission to rely on data not developed by the NDA applicant. Indeed, a new drug application filed under Section 505(b)(2) is one for which one or more of the investigations relied upon by the applicant for approval were not conducted by or for the applicant and for which the applicant has not obtained a right of reference or use from the person by or for whom the investigations were conducted. We are pursuing a Section 505(b)(2) regulatory strategy for our PF708 product candidate and we plan to reference the Forteo (teriparatide) listed drug which is marketed by Eli Lilly for the treatment of osteoporosis.

The owner of an NDA for a branded drug product may list with the FDA certain patents whose claims allegedly cover the applicant’s branded product. Each of the patents listed in the application for the drug is then published in the Orange Book. Any applicant who files a 505(b)(2) new drug application referencing a drug listed in the Orange Book must certify to the FDA that: (1) no patent information on the drug product that is the subject of the application has been submitted to the FDA, referred to as a Paragraph I Certification; (2) such patent has expired, referred to as a Paragraph II Certification; (3) the date on which such patent expires, referred to as a Paragraph III Certification; or (4) such patent is invalid or will not be infringed upon by the manufacture, use or sale of the drug product for which the application is submitted, referred to as a Paragraph IV Certification. The applicant may also elect to submit a “section viii” statement certifying that its proposed label does not contain, or carves out, any language regarding the patented method-of-use rather than certify to a listed method-of-use patent. An applicant submitting a Paragraph IV Certification must provide notice to each owner of the patent that is the subject of the certification and to the holder of the approved branded drug to which the 505(b)(2) application refers. If the reference branded drug holder and patent owners assert a patent challenge directed to one of the Orange Book listed patents within 45 days of the receipt of the Paragraph IV Certification notice, the FDA is prohibited from approving the 505(b)(2) application until the earlier of 30 months from the receipt of the Paragraph IV Certification, expiration of the patent, settlement of the lawsuit, or a decision in the infringement case that is favorable to the applicant.

Additionally, a 505(b)(2) application also will not be approved until any applicable non-patent exclusivity listed in the Orange Book for the NDA branded reference drug has expired as described in further detail below. Market and data exclusivity provisions under the FFDCA can delay the submission or the approval of certain applications for competing products. In addition to patent exclusivity, the holder of the NDA for a reference listed drug may be entitled to a period of non-patent exclusivity, during which the FDA cannot approve another drug application that relies on the listed drug. For example, a pharmaceutical manufacturer may obtain five years of non-patent exclusivity upon NDA approval of a new chemical entity, or NCE, which is a drug that contains an active moiety that has not been approved by the FDA in any other NDA. An “active moiety” is defined as the molecule or ion responsible for the drug substance’s physiological or pharmacologic action. During the five year exclusivity period, the FDA cannot accept for filing any application for the same active moiety and that relies on the FDA’s findings regarding that drug; the FDA may accept an application for filing after four years if the follow-on applicant makes a Paragraph IV Certification. A drug may obtain a three year period of exclusivity for a particular condition of approval, or change to a marketed product, such as a new formulation for a previously approved product, if one or more new clinical trials, other than bioavailability or bioequivalence studies, was essential to the approval of the application and was conducted or sponsored by the applicant. Should this occur, the FDA would be precluded from approving any ANDA that references such product until after that three year exclusivity period has run. However, unlike NCE exclusivity, the FDA can accept an application and begin the review process during the entire exclusivity period.

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

The Animal Rule

In the case of product candidates that are intended to treat certain rare life-threatening diseases, such as our anthrax vaccine product candidates, conducting controlled clinical trials to determine efficacy may be unethical or unfeasible. Under regulations issued by the FDA in 2015, often referred to as the “Animal Rule,” the approval of such products can be based on clinical data from trials in healthy human subjects that demonstrate adequate safety and efficacy data from adequate and well-controlled animal studies. Among other requirements, the animal studies must establish that the drug or biological product is reasonably likely to produce clinical benefits in humans. Because the FDA must agree that data derived from animal studies may be extrapolated to establish safety and effectiveness in humans, seeking approval under the Animal Rule may add significant time, complexity and uncertainty to the testing and approval process. In addition, products approved under the Animal Rule are subject to additional requirements including post-marketing study requirements, restrictions imposed on marketing or distribution or requirements to provide information to patients.

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

The United States government, state legislatures and foreign governments have shown significant interest in implementing cost containment programs to limit the growth of government-paid health care costs, including price controls, restrictions on reimbursement and requirements for substitution of therapeutic equivalent products for branded prescription drugs. By way of example, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, collectively, Affordable Care Act, contains provisions that may reduce the profitability of drug products, including, for example, increased the minimum rebates owed by manufacturers under the Medicaid Drug Rebate Program, extended the rebate program to individuals enrolled in Medicaid managed care plans, addressed a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected, established mandatory discounts for certain Medicare Part D beneficiaries and annual fees based on pharmaceutical companies’ share of sales to federal health care programs. Adoption of government controls and measures, and tightening of restrictive policies in jurisdictions with existing controls and measures, could limit payments for pharmaceuticals.

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

Because of the breadth of these laws and the narrowness of the statutory exceptions and safe harbors available, it is possible that some of our future business activities could be subject to challenge under one or more of such laws. In addition, the Affordable Care Act broadened the reach of the fraud and abuse laws by, among other things, amending the intent requirement of the federal Anti-Kickback Statute and certain criminal healthcare fraud statutes. Pursuant to the statutory amendment, a person or entity no longer needs to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation. In addition, the Affordable Care Act provides that the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the False Claims Act, or FCA, (discussed below) or the civil monetary penalties statute.

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

Hazardous Materials

Our research and development processes may involve the controlled use of hazardous materials and chemicals. We are subject to federal, state and local laws and regulations governing the use, manufacture, storage, handling and disposal of hazardous materials and waste products. We cannot predict how changes in laws or development of new regulations will affect our business operations or the cost of compliance.

Competition

The development and commercialization of protein therapeutics is highly competitive. While we believe that our Pfēnex Expression Technology®, knowledge, experience and scientific resources provide us with competitive advantages, we face potential competition from many different sources, including major pharmaceutical, generic pharmaceutical, specialty pharmaceutical and biotechnology companies. In the event that we and our collaboration partners were to market and sell any of our biopharmaceutical products, we would face competition from the companies producing branded reference drugs, as well as any other firms developing the biosimilars that would compete with the product candidates in our pipeline and other novel products with similar indications. For example PF582 may compete with products by Roche, as the reference product sponsor, Sandoz International GmbH, or Sandoz, a subsidiary of Novartis AG, Formycon AG, and bioeq GmbH as biosimilar companies and Ophthotech Corporation as a developer of novel products. Additionally, PF582 and Lucentis compete with globally marketed products including Eylea and Avastin (off label). Similarly, PF530, our Interferon beta-1b biosimilar candidate, may face competition from Bayer, Biocad Biopharmaceutical Company and Biogen IDEC; PF708, our teriparatide505(b)(2) candidate, may face competition from the reference product sponsor, Eli Lilly, or other competition from companies like Teva and Gedeon Richter Plc., and from Amgen Inc. and Radius Health, Inc. as developers of novel products. Key competitive factors affecting the success of our lead biosimilar candidates, if approved, are likely to be price, the level of biosimilar and novel product competition and the availability of coverage and reimbursement from government and other third-party payors.

Similarly, our novel vaccine development programs face substantial competition from major pharmaceutical and other biotechnology companies that are actively working on improved and novel vaccines. We believe that our primary competitors include Emergent BioSolutions, Inc. and Altimmune, Inc. These companies are receiving funding from BARDA for the development of next generation anthrax vaccines. All of our novel vaccine efforts will face competition for limited government funding from other non-vaccine defensive measures as well, including medical countermeasures for biological, chemical and nuclear threats, diagnostic testing systems and other emergency preparedness countermeasures.

Further, many of our competitors, either alone or with their strategic partners, have substantially greater financial, technical and human resources than we do and significantly greater experience in the discovery and development of product candidates, obtaining FDA and other regulatory approvals of treatments and commercializing those treatments. Accordingly, our competitors may be more successful than we are in obtaining approval for treatments and achieving widespread market acceptance. Our competitors’ treatments may be more effective or more effectively marketed and sold than any treatment we may commercialize and may render our treatments obsolete or non-competitive before we can recover the expenses of developing and commercializing any of our product candidates.

Mergers and acquisitions in the biotechnology and pharmaceutical industries may result in even more resources being concentrated among a smaller number of our competitors. These competitors also compete with us in recruiting and retaining qualified scientific and management personnel and establishing clinical study sites and subject registration for clinical studies, as well as in acquiring technologies complementary to or necessary for our programs. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies.

Sales and Marketing

In light of our stage of development, we have not yet established commercial organization or distribution capabilities. Except for our agreements with Pfizer and Strides Arcolab with respect to certain product candidates, we generally expect to retain commercial rights for our product candidates. In particular, we intend to use an internal sales force to commercialize products for which we may receive marketing approvals in territories in which we believe it is possible to access the market through a focused, specialty sales force.

If PF582 receives marketing approval, Pfizer, our collaboration partner, will assume responsibility for the manufacturing and commercialization of PF582 globally. For products being developed as part of our joint venture with Strides Arcolab we have joint responsibility for worldwide commercialization. Given the initial emerging markets focus for those products, we generally expect to jointly seek collaboration, distribution and/or marketing arrangements with third parties.

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

We are the owner or licensee of a portfolio of patents and patent applications and possess substantial know-how and trade secrets which protect various aspects of our business. As of December 31, 2015, we were the sole owner of a patent portfolio that consisted of a total of 16 U.S. issued patents and nine U.S. pending patent applications that provide material coverage for our platform technology and our lead product candidates as well as foreign granted and pending patent applications which are counterparts to certain of the foregoing U.S. patents and patent applications. Our U.S. issued patents expire during the time period beginning in 2026 and ending in 2033. Our owned and exclusively licensed patent portfolio includes claims directed to:

•	methods for bacterial protein production and methods for rapid screening of an array of expression systems

•	P. fluorescens promoter sequences and secretion leader sequences

•	auxotrophic marker systems for antibiotic free maintenance of expression plasmids in high cell density cultures,

•	improved incorporation of non-natural amino acids

•	expression of classes of proteins such as cytokines

•	antibody derivatives

•	microbial toxins in P. fluorescens

•	methods and expression strains for production and/or purification of soluble full length human cytokines, Interferon beta and G-CSF

•	vaccine antigens recombinant anthrax protective antigen, microbial toxins and toxoids, and the malarial vaccine candidate antigen P. falciparum circumsporozoite protein (CSP).

Pursuant to the technology licensing agreement, The Dow Chemical Company, or TDCC, and Dow Global Technologies LLC, or DGTI, also grant to us non-exclusive licenses to U.S. patents and applications and their foreign counterparts covering methods and technologies for recovery of proteins and peptides from

P. fluorescens cells. In conjunction with the licenses granted by TDCC and DGTI to us under the technology licensing agreement, we also entered into a grant-back and technology license agreement, pursuant to which we granted to TDCC exclusive and non-exclusive licenses under certain patent rights and know-how relating to our Pfēnex Expression Technology® to use certain biological materials to make, use and commercialize products in certain fields of use that do not include human therapeutics. See “Business—Collaborations, Joint Development and Licenses” for a detailed description of our agreements with TDCC and DGTI.

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

Environmental matters

Our research and development and manufacturing activities and our third-party manufacturers’ and suppliers’ activities involve the controlled storage, use and disposal of hazardous materials owned by us, including, small quantities of acetonitrile, methanol, ethanol, ethidium bromide and compressed gases, and other hazardous compounds. We and our manufacturers and suppliers are subject to laws and regulations governing the use, manufacture, storage, handling and disposal of these hazardous materials. In some cases, these hazardous materials and various wastes resulting from their use are stored at our and our manufacturers’ facilities pending their use and disposal. We seek to comply with applicable laws regarding the handling and disposal of such materials. Given the small volume of such materials used or generated at our facilities, we do not expect our compliance efforts to have a material effect on our capital expenditures, earnings, and competitive position. However, we cannot eliminate the risk of accidental contamination or discharge and any resultant injury from these materials. We do not currently maintain separate environmental liability coverage and any such contamination or discharge could result in significant cost to us in penalties, damages, and suspension of our operations.

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

Manufacturing

We do not own or operate facilities for cGMP manufacturing of any products. Although we intend to rely on contract manufacturers, we have personnel with experience in the development of United States and European Union cGMP-compliant processes and management of Contract Manufacturing Organizations (“CMOs”), to oversee the technology transfer to the manufacturers of PF582, PF530, PF708, Px563L, Px533 and future products that we may develop. Our manufacturing processes employ standard equipment common to CMOs. Our processes also use common and widely available materials, and our well-established manufacturing procedures are robust, scalable, and readily transferable to support our clinical development programs and commercialization of our products. We believe that there are alternate sources of supply that can satisfy our clinical and commercial requirements, although we cannot be certain that identifying and establishing relationships with such sources, if necessary, would not result in significant delay or material additional costs. For a discussion of risks related to our sources and availability of supplies, please see “Risk Factors – Risks Relating to our Reliance on Third Parties – We rely on third-party suppliers, and in some instances a single third-party supplier, for the manufacture and supply of certain materials in our protein production services, and these suppliers could cease to manufacture the materials, go out of business or otherwise not perform as anticipated.”

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

PF582. In February 2015, we entered into a Collaboration Agreement with Pfizer pursuant to which we and Pfizer will collaboratively develop PF582 for retinal diseases. Under the terms of the Collaboration Agreement, Pfizer received exclusive licenses and rights and assumed responsibility for the manufacturing and commercialization of PF582 globally, and is obligated to use commercially reasonable efforts to manufacture and commercialize PF582 in certain major markets once we receive marketing approval.

Px563L. In July 2015, we entered into a contract manufacturing agreement for the cGMP fill and finish of Px563L drug product for use in the Phase 1a clinical trial that was initiated in December 2015. All manufacturing costs are funded by BARDA, pursuant to the contract awarded to us in August 2015.

Seasonality

Our revenues are not seasonal in nature.

U.S. Government Contracts

Revenue from U.S. Government contracts varies by year. A portion of our government business is subject to renegotiation of profits or termination of contracts or subcontracts at the election of the U.S. Government. In addition to contract terms, we must comply with procurement laws and regulations relating to the formation, administration, and performance of U.S. Government contracts. Failure to comply with these laws and regulations could lead to the termination of contracts at the election of the government or the suspension or debarment from U.S. Government contracting or subcontracting. U.S. Government revenue as a percentage of our total revenue was approximately 48%, 74% and 59% for fiscal years 2015, 2014 and 2013, respectively. For further discussion of risks related to government contracting, see the discussion in Item 1A, “Risk Factors” in this Form 10-K.

Employees

We believe that our success will depend greatly on our ability to identify, attract and retain capable employees. As of December 31, 2015, we had 50 employees, including a total of 13 employees who hold M.D. and/or Ph.D. degrees. Our employees are not represented by any collective bargaining unit, and we believe our relations with our employees are good.

Backlog

We have no material backlog of orders.

Research and development

Over the last three fiscal years, we have invested over $27.8 million in principal research and development programs ($18.2, $4.1 and $5.5 million for the years ended 2015, 2014 and 2013, respectively). Please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report on Form 10-K for additional information related to research and development expenditures.

Geographic Information

With the exception of $0.1 million of long-lived assets held by a third-party vendor in India for manufacturing purposes, during 2015 all of our long-lived assets were located within the United States. During 2014 and 2013, all of our long-lived assets were located within the United States. Approximately 12% of our 2015 revenue, 18% of our 2014 revenue and 29% of our 2013 revenue came from international markets. Please see Note 1 to our audited financial statements included in Item 8 of this Annual Report on Form 10-K for additional information related to our U.S. and non-U.S. revenue.

Corporate Information

We were founded in November 2009 as a Delaware corporation spun out of Dow. Our principal executive offices are located at 10790 Roselle St., San Diego, California 92121 and our telephone number is (858) 352-4400. Our website is www.pfenex.com. We make available on our website, free of charge, our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and any amendments to those reports, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the

Securities and Exchange Commission, or SEC. Our SEC reports can be accessed through the investor relations page of our website located at http://pfenex.investorroom.com/. Additionally, a copy of this Annual Report on Form 10-K is located at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. Information on the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330.

We webcast our earnings calls and certain events we participate in or host with members of the investment community on our investor relations page of our website. Corporate governance information, including our board committee charters, code of ethics and conduct, and corporate governance principles, is also available on our investor relations page of our website located at http://pfenex.investorroom.com/corporate-governance. In addition, we use our website (http://www.pfenex.com/), our investor relations website (http://pfenex.investorroom.com/), press releases, SEC filings, public conference calls, corporate Twitter account (https://twitter.com/pfenex), Facebook page (https://www.facebook.com/Pfenex-Inc-105908276167776/timeline/), and LinkedIn page (https://www.linkedin.com/company/pfenex-inc) in order to achieve broad, non-exclusionary distribution of information to the public. We encourage our investors and others to review the information we make public in these locations as such information could be deemed to be material information. Please note that this list may be updated from time to time.

The contents of our website and the information we post through social media are not a part of, and are not incorporated by reference into, this Annual Report on Form 10-K or any other report or document we file with the SEC, and any references to our website and social media sites are intended to be inactive textual references only.

Pfenex™, the Pfenex logo and other trademarks or service marks of Pfenex appearing in this Annual Report on Form 10-K are the property of Pfenex Inc. Trade names, trademarks and service marks of other companies appearing in this Annual Report on Form 10-K are the property of their respective holders.

Executive Officers

The following table identifies certain information about our executive officers as of March 2, 2016.

Name	Age	Position
Bertrand C. Liang	53	Director, President, Chief Executive Officer, and Secretary
Paul A. Wagner	45	Chief Financial Officer
Patricia Lady	57	Chief Accounting Officer
Patrick K. Lucy	48	Chief Business Officer
Hubert C. Chen	47	Chief Medical Officer
Henry W. Talbot	64	Vice President, Operations

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

RISK FACTORS

Investing in our common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described below, together with all of the other information in this Annual Report on Form 10-K, before making an investment decision. The risks and uncertainties described below may not be the only ones we face. If any of the risks actually occur, our business, financial condition, operating results, cash flows and prospects could be materially and adversely affected. In that event, the market price of our common stock could decline, and you could lose part or all of your investment.

Risks Relating to our Financial Condition and Need for Additional Capital

We have a limited operating history and expect to generate significant losses for the foreseeable future. If we do not generate significant revenue, we will not be profitable.

With the exception of one year, we have incurred annual net operating losses since inception, and to date have generated only limited revenue from government contracts, service agreements, collaboration agreements, and reagent protein product sales. We have recorded net losses of $28.2 million, $9.8 million and $4.1 million for the years ending December 31, 2015, 2014 and 2013, respectively, and had an accumulated deficit of $141.5 million and net working capital of $98.8 million as of December 31, 2015. We have funded our operations primarily through the sale and issuance of common stock in our initial public offering, our recent follow-on offering in April 2015, the sale and issuance of convertible preferred stock, our prior credit facility, and revenue from government contracts, service agreements, collaboration agreements and reagent protein product sales. As of December 31, 2015, we had capital resources consisting of cash and cash equivalents of $106.2 million. The sale and issuance of common stock in our initial public offering in July 2014, and the exercise of the underwriters’ option to purchase additional shares in August 2014, provided net proceeds of approximately $52.6 million before offering expenses of approximately $2.0 million. In April 2015, we completed a follow-on offering in which we raised additional net proceeds of approximately $37.4 million.

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

We will require substantial additional funds to obtain regulatory approval for and commercialize our three most advanced biosimilar and therapeutic equivalent product candidates and any future product candidates and, if additional capital is not available, we may need to limit, scale back or cease our operations.

Since our inception, most of our resources have been dedicated to the preclinical and clinical development of our three most advanced biosimilar and therapeutic equivalent product candidates, PF582, PF530 and PF708. In the near term, we will incur substantial costs upon commencement of our comparative clinical study for PF582 with Hospira, Inc., or Hospira, a subsidiary of Pfizer Inc. (collectively with Hospira, “Pfizer”). We believe that we will continue to expend substantial resources for the foreseeable future for the preclinical and clinical development of our current product pipeline, and the development of any other indications and product candidates we may choose to pursue, either alone or with our strategic collaboration partners. These expenditures will include costs associated with research and development, conducting preclinical studies and clinical trials, and manufacturing and supply as well as marketing and selling any products approved for sale. In addition, other unanticipated costs may arise. Because the outcome of any clinical trial is highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of PF582, PF530, PF708 and our pipeline of other product candidates and preclinical products under development.

We believe that our available cash and cash equivalents, including the proceeds from our initial public offering, or IPO, in 2014 and our follow-on offering in April 2015, and any revenue from our government contracts, service agreements, collaboration agreements, and reagent protein product sales will allow us to fund our operations for at least the next 12 to 18 months. In addition, we may seek additional capital due to favorable market conditions or strategic considerations; even if we believe we have sufficient funds for our current or future operating plans. Our future capital requirements may vary depending on the following:

•	the continued progress in our research and development programs, including completion of our preclinical studies and clinical trials;

•	the time and costs involved in obtaining regulatory and marketing approvals in multiple jurisdictions for our product candidates that successfully complete clinical trials;

•	the cost of manufacturing and commercialization activities, if any;

•	the cost associated with establishing collaborations with third parties for the development and commercialization of our product candidates, or otherwise building and maintaining a sales, marketing and distribution infrastructure to commercialize any products for which we may obtain marketing approval;

•	the cost of litigation, including potential patent litigation with reference product sponsor companies or others who may hold patents; and

•	the potential acquisition and in-licensing of other technologies, products or assets.

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

Risks Relating to our Business and our Industry

If an improved version of a reference product, such as Lucentis, Betaseron or Forteo, is developed, or if the market for a reference product significantly declines, sales or potential sales of our biosimilar and therapeutic equivalent product candidates may suffer.

Reference product sponsor companies may develop improved versions of a reference product as part of a life cycle extension strategy, and may obtain approval of the improved version under a supplemental biologics license application. If a reference product sponsor company succeeds in obtaining an approval of an improved product, it may capture a significant share of the collective reference product market and significantly reduce the market for the reference product, and thereby the potential size of the market for our biosimilar and therapeutic equivalent product candidates. In addition, the improved product may be protected by additional patent rights.

Additionally, competition in the pharmaceutical market is intense. Reference products face competition on numerous fronts as technological advances are made that may offer patients a more convenient form of administration or increased efficacy, or as new products are introduced. As new products are approved that compete with the reference product to our biosimilar and therapeutic equivalent product candidates, such as Lucentis, Betaseron or Forteo, sales of the reference products may be significantly and adversely impacted and may render the reference product obsolete. If the market for the reference product is impacted, we in turn may lose significant market share or market potential for our products and product candidates. As a result, the value of our product pipeline could be negatively impacted and our business, prospects and financial condition could suffer.

Our product candidates, if approved, will face significant competition from the reference products and from other biosimilars and therapeutic equivalent products of the reference products. Our failure to effectively compete may prevent us from achieving significant market penetration and expansion.

We expect to enter highly competitive pharmaceutical markets. Successful competitors in the pharmaceutical market have the ability to effectively discover, obtain patents, develop, test and obtain regulatory approvals for products, as well as the ability to effectively commercialize, market and promote approved products, including communicating the effectiveness, safety and value of products to consumers and medical professionals. Numerous companies, universities, and other research institutions are engaged in developing, patenting, manufacturing and marketing of products competitive with those that we are developing. Many of these potential competitors, such as Bayer AG, Novartis AG, Genentech, Inc. a wholly-owned member of the Roche Group, and Eli Lilly and Company, or Eli Lilly, are large, experienced companies that enjoy significant competitive advantages, such as substantially greater financial, research and development, manufacturing, personnel and marketing resources. Recent and potential future merger and acquisition activity in the biotechnology and pharmaceutical industries are likely to result in even more resources being concentrated among a smaller number of our competitors. These companies also maintain greater brand recognition and more experience and expertise in undertaking preclinical testing and clinical trials of product candidates, and obtaining U.S. Food and Drug Administration, or FDA, and other regulatory approvals of products. Established pharmaceutical companies may also invest heavily to accelerate discovery and development of novel compounds that could make our product candidates obsolete.

In addition, our biosimilar and therapeutic equivalent products may face competition from companies that develop and commercialize biosimilars and therapeutic equivalent products that compete directly with our products. See “Risks Related to Government Regulation — If other biosimilars of Lucentis or Betaseron or other therapeutic equivalent products to Forteo are approved and successfully commercialized before PF582, PF530 or PF708, our business would suffer.”

Use of our product candidates could be associated with side effects or adverse events.

Use of our product candidates could be associated with side effects or adverse events which can vary in severity (from minor reactions to death) and frequency (infrequent or prevalent). Side effects or adverse events associated with the use of our product candidates may be observed at any time, including in clinical trials or when a product is commercialized, and any such side effects or adverse events may negatively affect our and our collaboration partners’ ability to obtain and maintain regulatory approval or market our product candidates. Side effects such as toxicity or other safety issues associated with the use of our product candidates could require us or our collaboration partners to perform additional studies or halt development or sale of these product candidates or expose us to product liability lawsuits which will harm our business. We may be required by regulatory agencies to conduct additional animal or human studies regarding the safety and efficacy of our product candidates which we have not planned or anticipated. There can be no assurance that we will resolve any issues related to any product-related adverse events to the satisfaction of the FDA or any regulatory agency in a timely manner or ever, which could harm our business, prospects and financial condition.

In addition, if we and our collaboration partners are successful in commercializing PF582, PF530 and PF708 or any other product candidates the FDA, European Medicines Agency, or EMA, European Economic Area Competent Authorities, or EEA Competent Authorities, and other foreign regulatory agency regulations require that we timely report certain information about adverse medical events if those products may have caused or contributed to those adverse events. The timing of our obligation to report would be triggered by the date we become aware of the adverse event as well as the nature of the event. We or our collaborators may fail to report adverse events we become aware of within the prescribed timeframe. We or our collaborators may also fail to appreciate that we or our collaborators have become aware of a reportable adverse event, especially if it is not reported to us as an adverse event or if it is an adverse event that is unexpected or removed in time from the use of our products. If we or our collaborators fail to comply with our reporting obligations, the FDA, the EMA, EEA Competent Authorities, or other foreign regulatory agencies could take action including criminal prosecution, the imposition of civil monetary penalties, seizure of our products, or delay in approval or clearance of future products.

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

Two collaboration partners accounted for more than 10% of our 2015 and 2013 revenue, and three collaboration partners accounted for more than 10% of our revenue in 2014. Pfizer and the Biomedical Advanced Research and Development Authority, or BARDA, each accounted for more than 10% of our revenue in 2015. BARDA, the National Institute of Allergy and Infectious Diseases, or NIAID and Boehringer Ingelheim International GmbH each accounted for more than 10% of our revenue in 2014. In 2013, BARDA and Leidos, Inc., or Leidos, each accounted for more than 10% of our revenue. Additionally, there was one additional entity accounting for more than 10% of our revenue in 2013; however, this was the result of a one-time transaction and is not expected to provide significant revenue going forward.

We have also entered into an agreement with Pfizer to develop and commercialize PF582. The prospects for this product candidate depend in part on the expertise, development and commercial skills, and financial strength of Pfizer.

The loss of any key collaboration partner or any significant adverse change in the size or terms of a contract with a key collaboration partner could significantly reduce our revenue over the short term. Moreover, having our revenue concentrated among a limited number of entities creates a concentration of financial risk for us, and in the event that any significant collaboration partner is unable to fulfill its payment obligations to us, our operating results and cash position would suffer. See “Risks Relating to our Reliance on Third Parties — We are substantially dependent on the expertise of Pfizer and Strides Arcolab to develop and commercialize some of our product candidates. If we fail to maintain our current strategic relationship with Pfizer and Strides Arcolab, our business, commercialization prospects and financial condition may be materially adversely affected.”

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

As of December 31, 2015, we had 50 full-time employees. Our management and personnel, systems and facilities currently in place may not be adequate to support this future growth. Therefore, we will need to continue to expand our managerial, operational, finance and other resources to manage our operations and clinical trials, continue our development activities and commercialize our product candidates, if approved. In order to effectively execute our growth strategy, we will be required to:

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

Our current contracts with BARDA and NIAID are cost plus fixed fee contracts and potential future contracts with the U.S. government may also be structured this way. Under our cost plus fixed fee contract, we are allowed to recover our approved costs plus a fixed fee. The total price on a cost plus contract is based primarily on allowable costs incurred, but generally is subject to contract funding limitations. U.S. government regulations require us to notify our customer of any cost overruns or underruns on a cost plus contract. If we incur costs in excess of the funding limitation specified in the contract, we may not be able to recover those cost overruns.

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

Furthermore, we are required to enter into agreements and subcontracts with third parties, including suppliers, consultants and other third-party contractors in order to satisfy our contractual obligations pursuant to our agreements with the United States government. Negotiating and entering into such arrangements can be time-consuming and we may not be able to reach agreement with such third parties. Any such agreement must also be compliant with the terms of our government contract. Any delay or inability to enter into such arrangements or entering into such arrangements in a manner that is non-compliant with the terms of our contract, may result in violations of our contract.

We may not have the right to prohibit the U.S. government from using certain technologies developed by us, and we may not be able to prohibit third-party companies, including our competitors, from using those technologies in providing products and services to the U.S. government. The U.S. government generally takes the position that it has the right to royalty-free use of technologies that are developed under U.S. government contracts.

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

Our business involves the use of hazardous materials and we, our collaboration partners, and our third-party manufacturers and suppliers must comply with environmental laws and regulations, which can be expensive and restrict how we do business.

Our research and development and manufacturing activities and our third-party manufacturers’ and suppliers’ activities involve the controlled storage, use and disposal of hazardous materials owned by us, including small quantities of acetonitrile, methanol, ethanol, ethidium bromide and compressed gases, and other hazardous compounds. We and our collaboration partners, manufacturers and suppliers are subject to laws and regulations governing the use, manufacture, storage, handling and disposal of these hazardous materials. In some cases, these hazardous materials and various wastes resulting from their use are stored at our and our manufacturers’ facilities pending their use and disposal. We cannot eliminate the risk of contamination, which could cause an interruption of our commercialization efforts, research and development efforts and business operations, environmental damage resulting in costly clean-up and liabilities under applicable laws and regulations governing the use, storage, handling and disposal of these materials and specified waste products.

Although we believe that the safety procedures utilized by us and our third-party manufacturers for handling and disposing of these materials generally comply with the standards prescribed by these laws and regulations, we cannot guarantee that this is the case or eliminate the risk of accidental contamination or injury from these materials. In such an event, we may be held liable for any resulting damages and such liability could exceed our resources and state or federal or other applicable authorities may curtail our use of certain materials and interrupt our business operations.

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

Changes in accounting principles, or interpretations thereof, could have a significant impact on our financial position and results of operations.

We prepare our consolidated financial statements in accordance with accounting principles generally accepted in the United States of America, referred to as GAAP. These principles are subject to interpretation by the SEC and various bodies formed to interpret and create appropriate accounting principles. A change in these principles can have a significant effect on our reported results and may even retroactively affect previously reported transactions. Additionally, the adoption of new or revised accounting principles may require that we make significant changes to our systems, processes and controls.

For example, the U.S.-based Financial Accounting Standards Board, referred to as FASB, is currently working together with the International Accounting Standards Board, referred to IASB, on several projects to further align accounting principles and facilitate more comparable financial reporting between companies who are required to follow GAAP under SEC regulations and those who are required to follow International Financial Reporting Standards outside of the United States. These efforts by the FASB and IASB may result in different accounting principles under GAAP that may result in materially different financial results for us in areas including, but not limited to, principles for recognizing revenue and lease accounting. Additionally, significant changes to GAAP resulting from the FASB’s and IASB’s efforts may require that we change how we process, analyze and report financial information and that we change financial reporting controls.

It is not clear if or when these potential changes in accounting principles may become effective, whether we have the proper systems and controls in place to accommodate such changes and the impact that any such changes may have on our financial position and results of operations.

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

For the products included in the Joint Development & License Agreement, or JDLA, Strides Arcolab is responsible for development expenses up to Phase 3, at which time we will share in expenses and revenue going forward. Additionally, we will transfer the development, manufacture and commercialization of the products to a joint venture company jointly owned by us and Strides Arcolab upon completion of Phase 1 trials.

The prospects for the product candidates depend on the expertise, development and commercial skills, and financial strength of Pfizer and Strides Arcolab. Our collaborations with Pfizer or Strides Arcolab may not be successful, and we may not realize the expected benefits from such collaborations, due to a number of important factors, including but not limited to the following:

•	Pfizer or Strides Arcolab may terminate their agreements with us prior to completing development or commercialization of our product candidates, in whole or in part, adversely impacting our potential approval and revenue from licensed products;

•	the timing and amount of any payments we may receive under these agreements will depend on, among other things, the efforts, allocation of resources, and successful commercialization of the relevant product candidates by Pfizer or Strides Arcolab, as applicable, under our agreements;

•	the timing and amounts of expense reimbursement that we may receive are uncertain; or

•	Pfizer or Strides Arcolab may change the focus of their development or commercialization efforts or pursue or emphasize higher priority programs.

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

We, our CRO and our collaborators are required to comply with Good Clinical Practice, or GCP, which are regulations and guidelines enforced by regulatory authorities around the world for products in clinical development. Regulatory authorities enforce these GCP regulations through periodic inspections of clinical trial sponsors, principal investigators and clinical trial sites. If we, our CRO or our collaborators fail to comply with applicable GCP regulations, the clinical data generated in clinical trials may be deemed unreliable and submission of marketing applications may be delayed or the regulatory authorities may require us to perform additional clinical trials before accepting our applications for review or approving marketing applications. We cannot assure that, upon inspection, a regulatory authority will determine that any of our clinical trials comply or complied with applicable GCP regulations. In addition, clinical trials must be conducted with product produced under current Good Manufacturing Practices, or cGMP, regulations, which are enforced by regulatory authorities. Any failure to comply with these regulations may require us to repeat clinical trials, which would delay the regulatory approval process. Moreover, our business may be implicated if our CRO violates federal or state fraud and abuse or false claims laws and regulations or healthcare privacy and security laws.

Comparative clinical trials, such as the trial planned for PF582, require a substantial number of patients that can form the basis for generating statistically significant results. Delays in site initiation or unexpectedly low patient enrollment rates may delay the results of the clinical trial. CROs may also generate higher costs than anticipated. As a result, our results of operations and the commercial prospects for our product candidates would be harmed, our costs could increase, and our ability to generate revenue could be delayed. Further, if our relationship with our CRO is terminated, we may be unable to enter into arrangements with an alternative CRO on commercially reasonable terms, or at all. Switching or adding CROs can involve substantial cost and require extensive management time and focus. In addition, there is a natural transition period when a new CRO commences work. As a result, delays may occur, which can materially impact our ability to meet our desired clinical development timelines. Although we carefully manage our relationship with our CROs, there can be no assurance that we will not encounter such challenges or delays in the future or that these delays or challenges will not have a material adverse impact on our business, prospects, financial condition or results of operations.

We rely on third parties, and in some cases a single third party, to manufacture nonclinical and clinical supplies of our product candidates and to store critical components of our product candidates for us. Our business could be harmed if those third parties fail to provide us with sufficient quantities of product candidates, or fail to do so at acceptable quality levels or prices.

We do not currently have the infrastructure or capability internally to manufacture supplies of our product candidates for use in clinical studies, and we lack the resources and the capability to manufacture any of our product candidates on a clinical or commercial scale. We rely on third-party manufacturers, including our collaboration partners, Pfizer and Strides Arcolab, to manufacture our product candidates for preclinical and clinical studies. Successfully transferring complicated manufacturing techniques to manufacturing organizations and scaling up these techniques for commercial quantities will be time consuming and we may not be able to achieve such transfer. Moreover, the market for contract manufacturing services for protein therapeutics is highly cyclical, with periods of relatively abundant capacity alternating with periods in which there is little available capacity. If our need for contract manufacturing services increases during a period of industry-wide production capacity shortage, we may not be able to produce our product candidates on a timely basis or on commercially viable terms. Although we generally do not begin a clinical study unless we believe we have a sufficient supply of a product candidate to complete such study, any significant delay or discontinuation in the supply of a product candidate for an ongoing clinical study due to the need to replace a third-party manufacturer could considerably delay completion of our clinical studies, product testing, and potential regulatory approval of our product candidates, which could harm our business and results of operations.

Reliance on third-party manufacturers entails additional risks, including reliance on the third party for regulatory compliance and quality assurance, the possible breach of the manufacturing agreement by the third party, and the possible termination or nonrenewal of the agreement by the third party at a time that is costly or inconvenient for us. In addition, third-party manufacturers may not be able to comply with cGMP, or similar regulatory requirements outside the United States. Our failure, or the failure of our third-party manufacturers, to comply with applicable regulations could result in sanctions being imposed on us, including fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of products, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect supplies of our product candidates or any other product candidates or products that we may develop. Any failure or refusal to supply the components for our product candidates that are being developed could delay, prevent or impair clinical development or commercialization efforts. If our manufacturers were to breach or terminate their manufacturing arrangements with us, the development or commercialization of the affected products or product candidates could be delayed, which could have an adverse effect on our business. Any change in our manufacturers could be costly because the commercial terms of any new arrangement could be less favorable and because the expenses relating to the transfer of necessary technology and processes could be significant.

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

We rely on third-party suppliers, and in some instances a single third-party supplier, for the manufacture and supply of certain materials in our protein production services, and these suppliers could cease to manufacture the materials, go out of business or otherwise not perform as anticipated.

We rely on third-party suppliers for our protein production services and in some instances a single third-party supplier, for the manufacture and supply of certain materials. We currently rely, and expect to continue to rely, on a single-source supplier for the manufacture and supply of CRM197. To meet these demands, our supplier is in the process of increasing production capacity, and we also have established a repository in the United States that is capable of storing a safety supply of CRM197 and the CRM197 cell bank. Furthermore, we have taken steps to identify alternate sources of supply sufficient to support future needs; however, there may be delays in switching to these alternative suppliers if our contract with primary sources are terminated without notice. Regardless of the foregoing alternative measures, we cannot guarantee that we will have an adequate supply of CRM197. If we are unable to secure adequate quantities of CRM197 from our primary supplier, from potential secondary suppliers or from our safety supply, we may be required to identify additional suppliers. If we are required to engage additional suppliers, we may not be able to enter into an alternative supply arrangement on commercially reasonable terms, or at all. Even if we are able to identify additional suppliers and enter into agreements on commercially reasonable terms, we may incur delays associated with identifying and qualifying additional suppliers and negotiating the terms of any supply contracts. These delays could adversely impact our business and negatively affect profitability of our protein production services.

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

We are also at risk that our collaborations or other arrangements may not be successful. Factors that may affect the success of our collaborations include the following:

•	our collaboration partners may incur financial and cash flow difficulties that force them to limit or reduce their participation in our joint projects;

•	our collaboration partners may be pursuing alternative technologies or developing alternative products that are competitive to our technology and products, either on their own or in partnership with others;

•	our collaboration partners may terminate their collaboration with us, which could make it difficult for us to attract new partners or adversely affect perception of us in the business and financial communities; and

•	our collaboration partners may pursue higher priority programs or change the focus of their development programs, which could affect their commitment to us.

If we cannot maintain successful collaborations, our business, financial condition and operating results may be adversely affected.

If we are unable to maintain our commercial supply agreements with key customers purchasing CRM197 or if third-party distributors of our reagent proteins fail to perform as expected, sales revenue could decline.

We primarily sell CRM197 directly to biopharmaceutical companies and currently have several commercial supply agreements in place for long-term supply of CRM197. To establish and maintain relationships with customers, we believe we need to maintain adequate supplies of CRM197, remain price competitive, comply with regulatory regulations and provide high quality products. If we are unable to establish and maintain arrangements for the sale of CRM197, our revenue and profits would decline.

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

We collaborate with several companies and institutions with respect to research and development matters. Also, we rely on numerous third parties to provide us with materials that we use to develop our technology. If we cannot successfully negotiate sufficient ownership, licensing and/or commercial rights to any inventions that result from our use of any third-party collaborator’s materials, or if disputes arise with respect to the intellectual property developed with the use of a collaborator’s materials, or data developed in a collaborator’s study, our ability to capitalize on the market potential of these inventions or developments may be limited or precluded altogether.

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

Patents granted by the European Patent Office may be opposed by any person within nine months from the publication of their grant and, in addition, may be challenged before national courts at any time. Furthermore, even if they are unchallenged, our patents and patent applications may not adequately protect our intellectual property or prevent others from designing around our claims. If the breadth or strength of protection provided by the patents and patent applications we hold, license or pursue with respect to our product candidates is threatened, it could threaten our ability to commercialize our product candidates. In addition, recent changes to the patent laws of the United States provide additional procedures for third parties to challenge the validity of issued patents based on patent applications filed after March 15, 2013. If the breadth or strength of protection provided by the patents and patent applications we hold or pursue with respect to our current or future product candidates is challenged, then it could threaten our ability to commercialize our current or future product candidates, and could threaten our ability to prevent competitive products from being marketed. Further, if we encounter delays in our clinical trials, the period of time during which we could market our current or future product candidates under patent protection would be reduced. Since patent applications in the United States and most other countries are confidential for a period of time after filing, we cannot be certain that we were the first to either (i) file any patent application related to our product candidates, or (ii) invent any of the inventions claimed in our patents or patent applications. Furthermore, for applications filed before March 16, 2013, or patents issuing from such applications, an interference proceeding can be provoked by a third party, or instituted by the United States Patent and Trademark Office, or USPTO, to determine who was the first to invent any of the subject matter covered by the patent claims of our applications and patents. As of March 16, 2013, the United States transitioned to a “first-to-file” system for deciding which party should be granted a patent when two or more patent applications are filed by different parties claiming the same invention. A third party that files a patent application in the USPTO before us could therefore be awarded a patent covering an invention of ours even if we had made the invention before it was made by the third party.

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

Competitors may infringe our intellectual property, including our patents or the patents of our licensors. In addition, one or more of our third-party collaborators may have submitted, or may in the future submit, a patent application to the USPTO without naming a lawful inventor that developed the subject matter in whole or in part while under an obligation to execute an assignment of rights to us. As a result, we may be required to file infringement or inventorship claims to stop third-party infringement, unauthorized use, or to correct inventorship. This can be expensive, particularly for a company of our size, and time-consuming. Any claims that we assert against perceived infringers could also provoke these parties to assert counterclaims against us alleging that we infringe their intellectual property rights. In addition, in an infringement proceeding, a court may decide that a patent of ours is not valid or is unenforceable, or may refuse to stop the other party from using the technology at issue on the grounds that our patent claims do not cover its technology or that the factors necessary to grant an injunction against an infringer are not satisfied.

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

The research, development, testing, manufacturing, labeling, packaging, approval, promotion, advertising, storage, marketing, distribution, post-approval monitoring and reporting, and export and import of drug and biologic products are subject to extensive regulation by the FDA and other regulatory authorities in the United States, by the EMA and EEA Competent Authorities in the EEA, and by other regulatory authorities in other countries, which regulations differ from country to country. Neither we nor any collaboration partner is permitted to market PF582, PF530, PF708 or any future product candidates in the United States until approval from the FDA is received, or in the EEA until we receive EU Commission or EEA Competent Authority approvals. The time required to obtain approval from regulatory authorities is unpredictable, typically takes many years following the commencement of clinical trials, and depends upon numerous factors, including the substantial discretion of such regulatory authorities. In addition, approval policies, regulations, or the type and amount of clinical data necessary to gain approval may change during the course of a product candidate’s clinical development and may vary among jurisdictions, which may cause delays in the approval or the decision not to approve an application. We and our collaboration partners have not submitted any market application to regulatory authorities or obtained regulatory approval for any product candidate and it is possible that none of our existing product candidates or any product candidates we may seek to develop in the future will ever obtain regulatory approval.

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

This lengthy approval process as well as the unpredictability of future clinical trial results may result in our failing to seek or obtain regulatory approval to market PF582, PF530, PF708 or any other product candidates, which would significantly harm our business, results of operations and prospects. Moreover, any delays in the commencement or completion of clinical testing could significantly impact our product development costs and could result in the need for additional financing.

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

We have invested a significant portion of our time, financial resources and efforts in the development of our three most advanced product candidates, PF582, PF530 and PF708. The clinical and commercial success of our product candidates will depend on a number of factors, including the following:

•	timely completion of preclinical studies and all necessary clinical trials, including our comparative clinical trial for PF582, our Phase 1 study for PF530, and our bioequivalence study for PF708, which may be significantly slower or cost more than we currently anticipate and will depend substantially upon the accurate and satisfactory performance of third-party contractors, including our collaborators;

•	timely receipt of necessary marketing approvals from the FDA, the EU Commission, and similar foreign regulatory authorities;

•	maintaining an acceptable safety and adverse event profile of our products following approval;

•	achieving and maintaining compliance with all regulatory requirements applicable to our product candidates or any approved products;

•	making arrangements with third-party manufacturers for, or establishing, commercial manufacturing capabilities;

•	launching commercial sales of our products, if and when approved, whether alone or in collaboration with others;

•	obtaining and maintaining patent and trade secret protection and regulatory exclusivity, where available, for our product candidates;

•	the availability, perceived advantages, relative cost, relative safety and relative efficacy of alternative and competing treatments;

•	acceptance of our products, if and when approved, by patients, the medical community and third-party payors; and

•	the ability to raise additional capital on acceptable terms to achieve our goals.

If we and our collaboration partners are unable to seek and obtain regulatory approval for any of these product candidates in a timely manner or at all, we may never realize revenue from these products and we may have to curtail our other product development programs. As a result, our business, financial condition and results of operations would be materially harmed.

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

The BPCIA sets forth patent disclosure and briefing that are demanding, time-sensitive and, to date, have been the subject of only a single appellate court decision. The following is an overview of the patent exchange and patent briefing procedures set forth in the BPCIA:

•	Disclosure of the Biosimilar Application. Within 20 days after the FDA publishes a notice that its application has been accepted for review, a 351(k) biosimilar applicant must provide a copy of its application to the originator.

•	Identification of Pertinent Patents. Within 60 days of the date of receipt of the application the originator must identify patents owned or controlled by the originator which it believes could be asserted against the biosimilar applicant.

•	Statement by the Biosimilar Applicant. Following the receipt of the originator’s patent list, the biosimilar applicant must state either that it will not market its product until the relevant patents have expired or alternatively provide its arguments that the patents are invalid, unenforceable or would not be infringed by the proposed biosimilar product candidate. The biosimilar applicant may also provide the originator with a list of patents it believes the brand-name firm could assert against the reference product.

•	Statement by the Originator. In the event the biosimilar applicant has asserted that the patents are invalid, unenforceable or would not be infringed by the proposed follow-on product, the originator must provide the biosimilar applicant with a response within 60 days. The response must provide the legal and factual basis of the opinion that such patent will be infringed by the commercial marketing of the proposed biosimilar.

•	Patent Resolution Negotiations. If the originator provides its detailed views that the proposed biosimilar would infringe valid and enforceable patents, then the parties are required to engage in good faith negotiations to identify which of the discussed patents will be the subject of a patent infringement action. If the parties agree on the patents to be litigated, the brand-name firm must bring an action for patent infringement within 30 days.

•	Simultaneous Exchange of Patents. If those negotiations do not result in an agreement within 15 days, then the biosimilar applicant must notify the originator of how many patents (but not the identity of those patents) that it wishes to litigate. Within five days, the parties are then required to exchange lists identifying the patents to be litigated. The number of patents identified by the originator may not exceed the number provided by the biosimilar applicant. However, if the biosimilar applicant previously indicated that no patents should be litigated, then the originator may identify one patent.

•	Commencement of Patent Litigation. The originator must then commence patent infringement litigation within 30 days. That litigation will involve all of the patents on the originator’s list and all of the patents on the follow-on applicant’s list. The follow-on applicant must then notify the FDA of the litigation. The FDA must then publish a notice of the litigation in the Federal Register.

•	Notice of Commercial Marketing. The BPCIA requires the biosimilar applicant to provide notice to the originator 180 days in advance of its first commercial marketing of its proposed follow-on biologic. The originator is allowed to seek a preliminary injunction blocking such marketing based upon any patents that either party had preliminarily identified, but were not subject to the initial phase of patent litigation. The litigants are required to “reasonably cooperate to expedite such further discovery as is needed” with respect to the preliminary injunction motion.

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

We are aware that some biosimilar companies, namely Sandoz International GmbH, or Sandoz, a subsidiary of Novartis AG, and Celltrion, Inc. have engaged in legal challenges against originators to establish their right to bring declaratory judgment actions against such originators outside the complex framework of the BPCIA patent exchange rules in order to challenge the validity of the originators’ patents prior to the filing of any biosimilar regulatory application. For example, in the Sandoz case against the originator Amgen (relating to Sandoz’ proposed etanercept (Enbrel) biosimilar) the federal district court ruled that Sandoz did not have the right to bring a declaratory judgment action against Amgen to challenge the validity of certain Amgen-controlled patents directed to Enbrel, but instead determined that Sandoz must use the patent exchange mechanism established in the BPCIA. Sandoz appealed this decision to the United States Court of Appeals for the Federal Circuit, and on December 5, 2014 the Federal Circuit Court ruled that Sandoz had not met the legal requirements to pursue a declaratory judgment action against Amgen. The Federal Circuit court did not address whether the patent resolution mechanism established in the BPCIA would preclude Sandoz from filing its declaratory judgment action against Amgen if and when it files an FDA application under the BPCIA for its etanercept biosimilar.

In October 2014, Amgen filed suit in federal district court against Sandoz alleging that Sandoz unlawfully refused to follow the patent resolution provisions of the BPCIA in connection with Sandoz’ July 2014 regulatory approval application under 351(k) for its Neupogen (filgrastim) biosimilar, Zarxio. Amgen is seeking declaratory and injunctive relief. In October 2014 Amgen also filed a Citizen’s Petition with the FDA asking that the FDA require biosimilar applicants to comply with the BPCIA by providing to the reference product sponsor a copy of the biosimilar application accepted for review, together with information that fully describes the manufacture of the proposed biosimilar product, within 20 days after being informed by the FDA that the biosimilar application has been accepted for review. On March 19, 2015, the district court refused Amgen’s request to enjoin Sandoz’ launch of Zarxio and ruled that the patent resolution provisions of the BPCIA (summarized in the prior eight bullet points) are optional insofar as it is permissible for a 351(k) applicant to decide not to provide its BLA and/or manufacturing information to the originator. The court also held that a biosimilar applicant need not wait until it receives BLA approval to provide the 180 prior day notice of commercial marketing set forth in the BPCIA provisions (see paragraph 8 above), but instead may provide such notice to the originator, if at all, prior to receiving FDA approval. On March 26, 2015, the FDA denied Amgen’s Citizen’s Petition. More recently, on

July 21, 2015, a divided panel of the Federal Circuit issued its first decision interpreting the BPCIA on appeal in the Amgen v. Sandoz case. The court held that a biosimilar applicant is not required to share its biosimilar application with the reference product sponsor or follow the patent dispute resolution procedures set forth in the BPCIA. However, the Federal Circuit appellate court also held that the biosimilar applicant must provide 180 days’ pre-marketing notice and cannot do so until after the FDA has “licensed” (approved) the biosimilar product. On February 16, 2016, Sandoz petitioned the Supreme Court for certiorari review of this latter holding.

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

Our ability to market our therapeutic equivalent products in the United States may be significantly delayed or prevented by the Hatch-Waxman patent dispute resolution mechanism, including a potential automatic 30 month stay.

The Hatch-Waxman Act. The provisions of Section 505(b)(2) of the Federal Food, Drug, and Cosmetic Act, or FFDCA, were created, in part, to help avoid unnecessary duplication of studies already performed on a previously approved (“reference” or “listed”) drug; the section gives the FDA express permission to rely on data not developed by the New Drug Application, or NDA, applicant. Indeed, an NDA filed under Section 505(b)(2) is one for which one or more of the investigations relied upon by the applicant for approval were not conducted by or for the applicant and for which the applicant has not obtained a right of reference or use from the person by or for whom the investigations were conducted. We are pursuing a Section 505(b)(2) regulatory strategy for our PF708 product candidate and we plan to reference the Forteo (teriparatide) listed drug which is marketed by Eli Lilly for the treatment of osteoporosis. It is possible that for one reason or another, we will not be able to establish that our PF708 product candidate is suitable for approval under the Section 505(b)(2) framework. In addition, to the extent we rely on certain data and information that was submitted to the FDA related to the safety of Forteo, the FDA may likely require any approved labeling for PF708 to include certain safety information that is included in the Forteo label, including warnings and other safety information.

The owner of an NDA for a branded drug product may list with the FDA certain patents whose claims allegedly cover the applicant’s branded product. Each of the patents listed in the application for the drug is then published in the Orange Book. Any applicant who files a 505(b)(2) NDA referencing a drug listed in the Orange Book must certify to the FDA that: (1) no patent information on the drug product that is the subject of the application has been submitted to the FDA, referred to as a Paragraph I Certification; (2) such patent has expired, referred to as a Paragraph II Certification; (3) the date on which such patent expires, referred to as a Paragraph III Certification; or (4) such patent is invalid or will not be infringed upon by the manufacture, use or sale of the drug product for which the application is submitted, referred to as a Paragraph IV Certification.

The applicant may also elect to submit a “section viii” statement certifying that its proposed label does not contain, or carves out, any language regarding the patented method-of-use rather than certify to a listed method-of-use patent. An applicant submitting a Paragraph IV Certification must provide notice to each owner of the patent that is the subject of the certification and to the holder of the approved branded drug to which the 505(b)(2) application refers. If the reference branded drug holder and patent owners assert a patent challenge directed to one of the Orange Book listed patents within 45 days of the receipt of the Paragraph IV Certification notice, the FDA is prohibited from approving the 505(b)(2) application until the earlier of 30 months from the receipt of the Paragraph IV Certification, expiration of the patent, settlement of the lawsuit, or a decision in the infringement case that is favorable to the applicant. In the event we commercially launch our PF708 product candidate at a time when one or more unexpired patents are listed in the Orange Book for a reference listed drug product, we see substantial risk that the Paragraph IV certification process, including the likelihood of imposition of a 30 month stay and necessity of defending against accusation of patent infringement, may significantly delay or defeat our ability to competitively market our PF708 product in the United States.

Non-Patent Exclusivity and Approval of Competing Products. Additionally, a 505(b)(2) application also will not be approved until any applicable non-patent exclusivity listed in the Orange Book for the NDA branded reference drug has expired as described in further detail below. Market and data exclusivity provisions under the FFDCA can delay the submission or the approval of certain applications for competing products. In addition to patent exclusivity, the holder of the NDA for a reference listed drug may be entitled to a period of non-patent exclusivity, during which the FDA cannot approve another drug application that relies on the listed drug. For example, a pharmaceutical manufacturer may obtain five years of non-patent exclusivity upon NDA approval of a new chemical entity, or NCE, which is a drug that contains an active moiety that has not been approved by the FDA in any other NDA. An “active moiety” is defined as the molecule or ion responsible for the drug substance’s physiological or pharmacologic action. During the five year exclusivity period, the FDA cannot accept for filing any application for the same active moiety and that relies on the FDA’s findings regarding that drug; the FDA may accept an application for filing after four years if the 505(b)(2) applicant makes a Paragraph IV Certification. A drug may obtain a three year period of exclusivity for a particular condition of approval, or change to a marketed product, such as a new formulation for a previously approved product, if one or more new clinical trials, other than bioavailability or bioequivalence studies, was essential to the approval of the application and was conducted or sponsored by the applicant. Should this occur, the FDA would be precluded from approving any ANDA that references such product until after that three year exclusivity period has run. However, unlike NCE exclusivity, the FDA can accept an application and begin the review process during the entire exclusivity period.

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

Patient enrollment is a significant factor in the completion of clinical trials and is affected by many factors, including the size and nature of the patient population, the proximity of patients to clinical sites, the eligibility criteria for the trial, the design of the clinical trial, competing clinical trials and clinicians’ and patients’ perceptions as to the potential advantages of the drug being studied in relation to other available therapies, including any new drugs or treatments that may be approved for the indications we are investigating.

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

The development, manufacture and commercialization of biosimilar and other therapeutic equivalent products pose unique risks, and our failure to successfully introduce biosimilar and other therapeutic equivalent products could have a negative impact on our business and future operating results.

We are actively working to develop multiple biosimilar and other therapeutic equivalent products, including our three most advanced product candidates, PF582, PF530 and PF708. The cost to develop each biosimilar and therapeutic equivalent product candidate could vary significantly and is highly dependent on the specific compound and the amount and type of clinical work that will be necessary for regulatory approval. There can be no assurance that our clinical work will be successful, or that regulatory authorities will not require additional clinical development beyond that which we have planned. For example, we intend to file a 351(k) regulatory application for PF530 with the FDA. If the FDA later determines that the 351(k) regulatory pathway is not suitable for PF530, then we may be required to undertake preclinical and clinical testing and analysis under the traditional full-scale BLA regulatory framework. Such additional testing and analysis would be time consuming, costly, and could adversely affect our operating results by significantly delaying our introduction of PF530. Additionally, we may enter into alliances and collaborations to fund biosimilar and therapeutic equivalent product research and development activities, and the success of any such biosimilar or therapeutic equivalent product program may depend on our ability to realize the benefits under such arrangements. Due to events beyond our control or the risks identified herein, we may be unable to fund all or some of our internal biosimilar and therapeutic equivalent product research and development initiatives, which would have an adverse impact on our strategy and growth initiatives.

We intend to pursue market authorization globally when commercially appropriate. The European Union has, since October 2005, had a regulatory framework for the approval of biosimilar products and, as of December 31, 2015, has approved 21 biosimilar medicinal products (2 of which were subsequently withdrawn).

Since December 31, 2015, another biosimilar was approved for Benepali (etanercept). In the United States an abbreviated pathway for approval of biosimilar products was established by the BPCIA, enacted on March 23, 2010, as part of the Patient Protection and Affordable Care Act. The BPCIA established this abbreviated pathway under section 351(k) of the Public Health Service Act, or PHSA. Subsequent to the enactment of the BPCIA, the FDA issued draft guidance regarding the demonstration of biosimilarity as well as the submission and review of biosimilar applications. However, the first biosimilar was just approved by the FDA on March 6, 2015 and no biosimilar product that has been designed as interchangeable to the reference drug. Moreover, market acceptance of biosimilar products in the U.S. is unclear. Numerous states are considering or have already enacted laws that regulate or restrict the substitution by state pharmacies of biosimilars for biological products already licensed by the FDA pursuant to BLAs, or “reference products”. Market success of biosimilar products will depend on demonstrating to patients, physicians, payors, and relevant authorities that such products are safe and efficacious compared to other existing products.

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

Biosimilar products may also be subject to extensive patent clearances and patent infringement litigation, which will likely delay and could prevent the commercial launch of a product. Moreover, the BPCIA prohibits the FDA from accepting an application for a biosimilar candidate to a reference product within four years of the reference product’s licensure by the FDA. In addition, the BPCIA provides innovative biologics with twelve years of exclusivity from the date of their licensure, during which time the FDA cannot approve any application for a biosimilar candidate to the reference product. For example, the FDA may not be able to approve any application that we or our collaborators submit for PF582 until twelve years after the original BLA for Lucentis was approved. However, in his proposed budget for fiscal year 2014, President Obama proposed to cut this twelve year period of exclusivity down to seven years. He also proposed to prohibit additional periods of exclusivity due to minor changes in product formulations, a practice often referred to as “evergreening.” It is possible that Congress may take these or other measures to reduce or eliminate periods of exclusivity.

The BPCIA is complex and only beginning to be interpreted and implemented by the FDA. As a result, its ultimate impact, implementation, and meaning is subject to significant uncertainty. Future implementation decisions by the FDA could result in delays in the development or commercialization of our product candidates or increased costs to assure regulatory compliance, and could adversely affect our operating results by restricting or significantly delaying our ability to market new biosimilar products. In the EEA, holders of marketing authorizations of reference products (for which a marketing authorization was applied for under the centralized procedure after November 20, 2005, or under the Decentralized, Mutual Recognition and national procedures, after October 30, 2005) enjoy eight years of data exclusivity during which a follow-on product or biosimilar marketing authorization applicant cannot rely on the preclinical and clinical data included in the reference product’s dossier, and ten years of marketing exclusivity during which a follow-on product or biosimilar of the reference product cannot be placed in the EEA market. The marketing exclusivity period can be extended one additional year (to eleven years) if a second indication of the reference product with significant clinical benefit is approved during the eight year data exclusivity period. The data and marketing exclusivity periods start from the date of the initial authorization, which for reference medicinal products authorized through the Centralized Procedure is the date of notification of the marketing authorization decision to the marketing authorization holder of the reference product. Lucentis was granted a marketing authorization by the EU Commission through the EU centralized procedure on January 22, 2007.

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

In addition, the FDA may determine that a proposed biosimilar product is “interchangeable” with a reference product, meaning that the biosimilar product may be substituted by a pharmacist for the reference product without the intervention of the health care provider who prescribed the reference product, if the application includes sufficient information to show that the product is biosimilar to the reference product and that it can be expected to produce the same clinical result as the reference product in any given patient. If the biosimilar product may be administered more than once to a patient, the applicant must demonstrate that the risk in terms of safety or diminished efficacy of alternating or switching between the biosimilar and reference product is not greater than the risk of using the reference product without such alternation or switch. To make a final determination of biosimilarity or interchangeability, regulatory authorities may require additional confirmatory information beyond what we and our collaboration partners plan to initially submit in our applications for approval, such as more in-depth analytical characterization, animal testing, or further clinical studies. Provision of sufficient information for approval may prove difficult and expensive. We cannot predict whether any of our biosimilar product candidates will meet regulatory authority requirements for approval as a biosimilar or interchangeable product. To date, the FDA has not approved a biosimilar product as being interchangeable to the reference drug.

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

If other biosimilars of Lucentis or Betaseron or other therapeutic equivalent products to Forteo are approved and successfully commercialized before PF582, PF530 or PF708, our business would suffer.

Other companies may seek approval to manufacture and market biosimilar versions of Lucentis or Betaseron or therapeutic equivalent product versions of Forteo. If other biosimilars of Lucentis or Betaseron, or therapeutic equivalent product versions of Forteo, are approved and successfully commercialized before PF582, PF530 or PF708, we may never achieve significant market share for PF582, PF530 or PF708, our revenue would be reduced and, as a result, our business, prospects and financial condition could suffer. In addition, the first biosimilar determined to be interchangeable with a particular reference product for any condition of use is eligible for a period of market exclusivity that delays an FDA determination that a second or subsequent biosimilar product is interchangeable with that reference product for any condition of use until the earlier of: (1) one year after the first commercial marketing of the first interchangeable product; (2) 18 months after resolution of a patent infringement suit instituted under 42 U.S.C. § 262(l)(6) against the applicant that submitted the application for the first interchangeable product, based on a final court decision regarding all of the patents in the litigation or dismissal of the litigation with or without prejudice; (3) 42 months after approval of the first interchangeable product, if a patent infringement suit instituted under 42 U.S.C. § 262(l)(6) against the applicant that submitted the application for the first interchangeable product is still ongoing; or (4) 18 months after approval of the first interchangeable product if the applicant that submitted the application for the first interchangeable product has not been sued under 42 U.S.C. § 262(l)(6). A determination that another company’s product is interchangeable with Lucentis or Betaseron prior to approval of PF582 or PF530 may therefore delay the potential determination that PF582 or PF530 is interchangeable with the reference product, which may materially adversely affect our results of operations and delay, prevent or limit our ability to generate revenue.

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

Even if we and our collaboration partners obtain regulatory approval for our product candidates, any products we develop will be subject to ongoing regulatory review with respect to manufacturing, labeling, packaging, storage, advertising, promotion, sampling, record-keeping, conduct of post-marketing studies, and submission of safety, efficacy, and other post-market information, including both federal and state requirements in the United States and requirements of comparable foreign regulatory authorities. Manufacturers and manufacturers’ facilities are required to comply with extensive FDA and comparable foreign regulatory authority requirements, including ensuring that quality control and manufacturing procedures conform to cGMP. As such, we and our contract manufacturers will be subject to continual and unannounced review and inspections by the regulatory authorities governing the markets in which we wish to sell our products. Accordingly, we and others with whom we work must continue to expend time, money, and effort in all areas of regulatory compliance, including manufacturing, production, and quality control.

Any regulatory approvals that we and our collaboration partners receive for our product candidates may be subject to limitations on the approved indicated uses for which the product may be marketed or to the conditions of approval, or contain requirements for potentially costly post-marketing testing, including Phase 4 trials, and surveillance to monitor the safety and efficacy or the safety, purity, and potency of the product candidate. We will be required to immediately report any serious and unexpected adverse events and certain quality or production problems with our products to regulatory authorities along with other periodic reports. Any new legislation addressing drug or biologic product safety issues could result in delays in product development or commercialization, or increased costs to assure compliance. We and our collaboration partners will have to comply with requirements concerning advertising and promotion for our products. Promotional communications with respect to prescription drug and biologic products are subject to a variety of legal and regulatory restrictions and must be consistent with the information in the product’s approved label. As such, we will not be allowed to promote our products for indications or uses for which they do not have approval. The holder of an approved NDA, BLA, 351(k) application or marketing authorization application, or MAA, must submit new or supplemental applications and obtain approval for certain changes to the approved product, product labeling, or manufacturing process. We could also be asked to conduct post-marketing clinical studies to verify the safety and efficacy of our products in general or in specific patient subsets. An unsuccessful post-marketing study or failure to complete such a study could result in the withdrawal of marketing approval.

If a regulatory agency discovers previously unknown problems with a product, such as adverse events of unanticipated severity or frequency, or problems with the facility where the product is manufactured or disagrees with the promotion, marketing or labeling of a product, or if we or our collaboration partners fail to comply with applicable continuing regulatory requirements, such regulatory agency may impose restrictions on that product or us, including requiring withdrawal of the product from the market. If we or our collaboration partners fail to comply with applicable regulatory requirements, a regulatory agency or enforcement authority may subject us to administrative or judicially imposed sanctions or other actions, including, among other things:

•	adverse publicity, fines or warning letters;

•	civil or criminal penalties;

•	injunctions;

•	suspending or withdrawing regulatory approval;

•	suspending any of our ongoing clinical studies;

•	refusing to approve pending applications or supplements to approved applications submitted by us;

•	imposing restrictions on our operations, including closing our contract manufacturers’ facilities; or

•	seizing or detaining products, or requiring a product recall.

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

In addition, there has been a recent trend of increased federal and state regulation of payments made to physicians and other healthcare providers. The Affordable Care Act, among other things, imposed new reporting requirements on drug commercial manufacturers for payments made by them to physicians and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members. Failure to submit required information may result in civil monetary penalties of up to an aggregate of $150,000 per year (or up to an aggregate of $1 million per year for “knowing failures”), for all payments, transfers of value or ownership or investment interests that are not timely, accurately and completely reported in an annual submission. Drug manufacturers must submit reports by the 90th day of each calendar year. Certain states also mandate implementation of commercial compliance programs, impose restrictions on device manufacturer marketing practices and/or require the tracking and reporting of gifts, compensation and other remuneration to physicians.

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

If efforts by manufacturers of reference products to delay or limit the use of biosimilars and therapeutic equivalent products are successful, our sales of biosimilar and other therapeutic equivalent products may suffer.

Many manufacturers of reference products have increasingly used legislative, regulatory and other means in attempts to delay regulatory approval of and competition from biosimilars and therapeutic equivalent products. These efforts have included sponsoring legislation to prevent pharmacists from substituting biosimilars and therapeutic equivalent products for prescribed reference products or to make such substitutions more difficult by establishing notification, recordkeeping, and/or other requirements, as well as seeking to prevent manufacturers of biosimilars and therapeutic equivalent products from referencing the branded products in biosimilar and therapeutic equivalent product labels and marketing materials. If these or other efforts to delay or block competition are successful, we may be unable to sell our biosimilar and therapeutic equivalent product candidates, which could have a material adverse effect on our sales and profitability.

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

In addition, in the United States, the full impact of recent healthcare reform and other changes in the healthcare industry and in healthcare spending is currently unknown. In March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, collectively referred to as the Affordable Care Act, was enacted with a goal of reducing the cost of healthcare and substantially changing the way healthcare is financed by both government and private insurers. The Affordable Care Act, among other things, subjected biologic products to potential competition by lower-cost biosimilars and follow-on products, addressed a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected, increased the minimum Medicaid rebates owed by manufacturers under the Medicaid Drug Rebate Program and extended the rebate program to individuals enrolled in Medicaid managed care organizations, established annual fees and taxes on manufacturers of certain prescription drugs, and created a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 50% point-of-sale discounts off negotiated prices of applicable reference product drugs to eligible beneficiaries during their coverage gap period as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D.

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

Our stock is currently traded on NYSE MKT, but we can provide no assurance that we will be able to maintain an active trading market on NYSE MKT or any other exchange in the future. The trading volume of our stock tends to be low relative to our total outstanding shares, and we have several stockholders, including affiliated stockholders, who hold substantial blocks of our stock. As of December 31, 2015, we had 23,316,413 shares of common stock outstanding, and stockholders holding at least 5% of our stock, individually or with affiliated persons or entities, collectively beneficially owned or controlled approximately 55% of such shares. Sales of large numbers of shares by any of our large stockholders could adversely affect our trading price, particularly given our relatively small historic trading volumes. If stockholders holding shares of our common stock sell, indicate an intention to sell, or if it is perceived that they will sell, substantial amounts of their common stock in the public market, the trading price of our common stock could decline.

Since shares of our common stock were sold in our initial public offering in July 2014 at a price of $6.00 per share, our stock price has ranged from $5.28 to $24.41 through December 31, 2015. In addition to the factors discussed in this “Risk Factors” section and elsewhere in this annual report on Form 10-K factors that may cause volatility in our share price include:

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

Sales of a substantial number of shares of our common stock in the public market, or the perception that these sales might occur, could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. We are unable to predict the effect that sales may have on the prevailing market price of our common stock.

As of December 31, 2015, holders of approximately 4.6 million shares, or approximately 20%, of our outstanding shares, have rights, subject to some conditions, to require us to file registration statements covering the sale of their shares or to include their shares in registration statements or prospectus supplements that we file or have filed for ourselves or other stockholders. We also register the offer and sale of all shares of common stock that we may issue under our equity compensation plans.

Furthermore, certain of our executive officers have adopted, and other directors and executive officers may in the future adopt, written plans, known as “Rule 10b5-1 Plans,” under which they have contracted, or may in the future contract, with a broker to sell shares of our common stock on a periodic basis to diversify their assets and investments. Sales of substantial amounts of our common stock in the public markets, including, but not limited to, sales made by our executive officers and directors pursuant to Rule 10b5-1 Plans, or the perception that these sales could occur, could cause the market price of our common stock to decline.

We are an “emerging growth company,” and the reduced disclosure requirements applicable to emerging growth companies could make our common stock less attractive to investors.

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups, or JOBS, Act enacted in April 2012, and may remain an “emerging growth company” for up to five years following the completion of our initial public offering, although, if we have more than $1.0 billion in annual revenue, if the market value of our common stock that is held by non-affiliates exceeds $700 million as of December 31 of any year, or we issue more than $1.0 billion of non-convertible debt over a three year period before the end of that five year period, we would cease to be an “emerging growth company” as of the following December 31. For as long as we remain an “emerging growth company,” we are permitted and intend to rely on exemptions from certain disclosure requirements that are applicable to other public companies that are not “emerging growth companies.” These exemptions include:

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

No material weaknesses in internal control over financial reporting were identified in connection with our 2014 or 2015 audits. However, our independent registered public accounting firm did not perform an evaluation of our internal control over financial reporting during any period in accordance with the provisions of the Sarbanes-Oxley Act. Had our independent registered public accounting firm performed an evaluation of our internal control over financial reporting in accordance with the provisions of the Sarbanes-Oxley Act, additional control deficiencies amounting to significant deficiencies or material weaknesses may have been identified. We cannot be certain as to when we will be able to implement the requirements of Section 404 of the Sarbanes-Oxley Act. If we fail to implement the requirements of Section 404 in a timely manner, we might be subject to sanctions or investigation by regulatory agencies such as the SEC. In addition, failure to comply with Section 404 or the report by us of a significant deficiency or material weakness may cause investors to lose confidence in our financial statements, and the trading price of our common stock may decline. If we fail to remedy any significant deficiency or material weakness, our financial statements may be inaccurate, our access to the capital markets may be restricted and the trading price of our ordinary shares may suffer.

Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.

We have incurred substantial losses during our history and do not expect to become profitable in the near future, and we may never achieve profitability. To the extent that we continue to generate taxable losses, unused losses will carry forward to offset future taxable income, if any, until such unused losses expire. Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change,” generally defined as a greater than 50 percentage point change (by value) in its equity ownership by certain stockholders over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards, or NOLs, and other pre-change tax attributes (such as research tax credits) to offset its post-change income or taxes may be limited. We have determined that we had an ownership change in the past and may experience ownership changes in the future as a result of shifts in our stock ownership. As a result, if or when we earn net taxable income, our ability to use our pre-change NOLs to offset such taxable income may be subject to limitations. Similar provisions of state tax law may also apply to limit our use of accumulated state tax attributes. In addition, at the state level, there may be periods during which the use of NOLs is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed. As a result, even if we attain profitability, we may be unable to use a material portion of our NOLs and other tax attributes, which could adversely affect our future cash flows.

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

The Sarbanes-Oxley Act requires, among other things, that we assess the effectiveness of our internal control over financial reporting annually and the effectiveness of our disclosure controls and procedures quarterly. In particular, Section 404(a) of the Sarbanes-Oxley Act requires us to perform system and process evaluation and testing of our internal control over financial reporting to allow management to report on the effectiveness of our internal control over financial reporting. Section 404(b) of Sarbanes-Oxley Act, or

Section 404(b), also requires our independent registered public accounting firm to attest to the effectiveness of our internal control over financial reporting. As an “emerging growth company,” we are availing ourselves of the exemption from the requirement that our independent registered public accounting firm attest to the effectiveness of our internal control over financial reporting under Section 404(b). However, we may no longer avail ourselves of this exemption when we are no longer an “emerging growth company.” When our independent registered public accounting firm is required to undertake an assessment of our internal control over financial reporting, the cost of our compliance with Section 404(b) will correspondingly increase. Our compliance with applicable provisions of Section 404 will require that we incur substantial accounting expense and expend significant management time on compliance-related issues as we implement additional corporate governance practices and comply with reporting requirements.

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

As of December 31, 2015, our executive officers, directors and stockholders who owned more than 5% of our outstanding common stock and their respective affiliates beneficially owned or controlled approximately 55% of the outstanding shares of our common stock. Accordingly, these executive officers, directors and stockholders and their respective affiliates, acting as a group, have substantial influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets or any other significant corporate transactions. These stockholders may therefore delay or prevent a change of control of us, even if such a change of control would benefit our other stockholders. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.

Claims for indemnification by our directors and officers may reduce our available funds to satisfy successful third-party claims against us and may reduce the amount of money available to us.

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

As of December 31, 2015, we leased a total of approximately 46,959 square feet of office and laboratory space located at 10790 and 10788 Roselle Street, San Diego, CA 92121. The lease expires on March 31, 2024. We believe that our existing facilities are adequate to meet our business requirements for the foreseeable future and that additional space will be available on commercially reasonable terms, if required.

Item 3.	Legal Proceedings

In the normal course of business, we are from time to time involved in legal proceedings or potential legal proceedings, including matters involving employment, intellectual property, or others. Although the results of litigation and claims cannot be predicted with certainty, we currently believe that the final outcome of any currently pending matters would not have a material adverse effect on our business, operating results, financial condition, or cash flows. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources, and other factors.

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

Market Information and Holders of Record

Our common stock has been listed on the NYSE MKT under the symbol “PFNX” since July 24, 2014. Prior to that date, there was no public trading market for our common stock. The following table sets forth the high and low sales price per share of our common stock as reported on the NYSE MKT for the periods indicated:

	High	Low
Year Ended December 31, 2014:
Third Quarter (beginning July 24, 2014)	$7.45	$5.28
Fourth Quarter	8.53	6.27
Year Ended December 31, 2015:
First Quarter	$18.72	$6.40
Second Quarter	21.01	12.74
Third Quarter	24.41	14.15
Fourth Quarter	18.23	10.87

As of February 29, 2016, we had 29 holders of record of our common stock. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

Dividends

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

Stock Performance Graph

This performance graph shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the Exchange Act), or incorporated by reference into any filing of Pfenex Inc. under the Securities Act of 1933, as amended, or the Exchange Act.

The graph below shows the cumulative total stockholder return assuming the investment of $100 as of the close on July 24, 2014, the first day of trading for Pfenex Inc.’s common stock, (and the reinvestment of dividends thereafter) in each of (i) Pfenex Inc.’s common stock, and (ii) the ARCA Biotechnology Index. The comparisons in the graph below are based upon historical data and are not indicative of, or intended to forecast, future performance of our common stock or the index. The prices are as of the close of PFNX’s first trading day to the close at December 31, 2015.

Securities Authorized for Issuance Under Equity Compensation Plans

The information required by this Item regarding equity compensation plans is incorporated by reference to the information set forth in PART III Item 12 of this Annual Report on Form 10-K.

Recent Sales of Unregistered Securities and Use of Proceeds

(a) Sales of Unregistered Securities

None.

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

As previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014 and our subsequent Quarterly Reports on Form 10-Q, we expect that we will use up to $20 million of our proceeds from our IPO for the development of PF582 and the remainder to conduct clinical development of other product candidates and for general working capital purposes. This represents a change from our planned use of proceeds as described in our final prospectus filed with the SEC pursuant to Rule 424(b) on July 24, 2014.

In April 2015 we completed a follow-on offering in which we sold 2,610,000 shares of common stock at the public offering price of $15.50 per share. After deducting underwriting discounts and commissions and estimated offering expenses payable by us, the proceeds were approximately $37.4 million.

There has been no material change in the planned use of proceeds from our public offering as described in our final prospectus filed with the SEC on April 24, 2015 pursuant to Rule 424(b).

(c) Issuer Purchases of Equity Securities

We did not repurchase any shares of our common stock during the three months ended December 31, 2015.

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

The consolidated statements of operations data for the years ended December 31, 2015, 2014 and 2013 and the consolidated balance sheet data as of December 31, 2015 and 2014 are derived from our audited financial statements appearing in Item 8, “Financial Statements and Supplementary Data,” of this Annual Report on Form 10-K. The consolidated statements of operations data for the year ended December 31, 2012 and the consolidated balance sheet data as of December 31, 2013 and 2012 are derived from audited financial statements not included in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of the results to be expected in the future.

	2015	2014	2013	2012
	(in thousands, except for per share data)
Revenue	$9,583	$10,644	$11,914	$11,294
Expenses:
Cost of revenue(1)	4,640	7,233	6,423	7,253
Selling, general and administrative	14,598	9,003	6,698	6,876
Research and development(1)	18,183	4,125	5,490	1,792

Total expense	37,421	20,361	18,611	15,921

Loss from operations	(27,838)	(9,717)	(6,697)	(4,627)
Other income (expense)	74	(77)	(36)	(7)

Loss before income taxes	(27,764)	(9,794)	(6,733)	(4,634)
Income tax (expense) benefit	(452)	—	2,671	2,041

Net loss	$(28,216)	$(9,794)	$(4,062)	$(2,593)

Effective preferred stock dividends(2)	$—	$—	$(1,695)	$(1,589)

Net loss attributable to common stockholders	$(28,216)	$(9,794)	$(5,757)	$(4,182)

Basic and diluted net loss per share attributable to common stockholders(3)	$(1.26)	$(1.04)	$(3.76)	$(2.84)

Basic and diluted weighted-average shares used to compute net loss per share attributable to common stockholders	22,376	9,441	1,531	1,474

(1)	Please refer to Note 1 of our consolidated financial statements for an explanation of the method used to recognize cost of revenue and research and development expense.
(2)	The holders of our convertible preferred stock were entitled to cumulative dividends prior and in preference to our common stock. Because the holders of our convertible preferred stock were entitled to participate in dividends, net loss attributable to common stockholders was equal to net loss adjusted for convertible preferred stock dividends for the period. Immediately upon the closing of our IPO, all outstanding shares of our redeemable convertible preferred stock, or our convertible preferred stock, were automatically converted into an aggregate of 8,634,857 shares of common stock and these holders were issued 1,217,784 shares of common stock for the payment of all accrued and unpaid dividends through July 28, 2014 in connection with such conversion based on the initial public offering price of $6.00 per share and the offering closing on July 29, 2014. See Note 14 to our financial statements for a description of the method used to compute basic and diluted net loss per share attributable to common stockholders and for a description of convertible preferred stock, respectively. Please refer to Note 8 of our consolidated financial statements for an explanation of the cumulative preferred stock dividends.
(3)	All share, per-share and related information have been retroactively adjusted, where applicable, to reflect the impact of a 2.812-for-1 reverse stock split, which was effected on June 27, 2014.

Other Financial Data

	Years Ended December 31,
	2015	2014	2013	2012
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents and short-term investments	$106,162	$45,722	$5,204	$9,966
Accounts and unbilled receivables, net	2,683	1,584	3,461	2,703
Inventory	24	23	26	754
Restricted cash	3,959	3,955	4,029	1,501
Property and equipment, net	3,179	2,310	2,329	2,681
Goodwill and intangibles	11,409	11,940	12,470	13,001
Other	4,278	5,489	4,294	2,326

Total assets	$131,694	$71,023	$31,813	$32,932

Current liabilities, excluding debt	$6,883	$3,762	$4,757	$3,199
Deferred revenue	48,095	201	1,253	2,342
Debt	3,813	3,813	3,590	1,140
Other	1,722	3,373	3,484	3,611

Total liabilities	60,513	11,149	13,084	10,292
Redeemable convertible preferred stock	—	—	113,180	42,500
Stockholders’ equity (deficit)	71,181	59,874	(94,451)	(19,860)

Total liabilities, redeemable convertible preferred stock and stockholders’ equity	$131,694	$71,023	$31,813	$32,932

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K. In addition to historical financial information, the following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Statements containing words such as “may,” “believe,” “anticipate,” “expect,” “intend,” “plan,” “project,” “projections,” “business outlook,” “estimate,” or similar expressions constitute forward-looking statements. Our actual results could differ materially from those contained in or implied by any forward-looking statements. Factors that could cause or contribute to these differences include those discussed below, in the section captioned “Risk Factors,” and elsewhere in this Annual Report on Form 10-K.

Overview

We are a clinical-stage biotechnology company engaged in the development of biosimilar and therapeutic equivalent products to branded therapeutics and other high-value and difficult-to-manufacture proteins. Our lead product candidate is PF582, a biosimilar candidate to Lucentis (ranibizumab). Lucentis, marketed by Genentech, Inc., a wholly-owned member of the Roche Group and Novartis AG, for the treatment of patients with retinal diseases, achieved approximately $4.5 billion in global product sales in 2014. For PF582, we are conducting a Phase 1b/2a trial in patients with wet age-related macular degeneration, or wet AMD, with our collaboration partner, Hospira, Inc., or Hospira, a subsidiary of Pfizer Inc. (collectively with Hospira, “Pfizer”). Pfizer is responsible for manufacturing, clinical studies and commercialization of PF582 globally upon successful receipt of marketing approval.

Our next most advanced product candidates are PF530 and PF708. PF530 is a biosimilar candidate to Betaseron (Interferon beta-1b) (marketed as Betaferon outside the United States) that is marketed by Bayer AG for the treatment of multiple sclerosis and achieved over $0.9 billion in global product sales in 2015. We initiated a pilot Phase 1 clinical trial of PF530 in the first quarter of 2015 and enrolled 12 healthy subjects who received an initial dose of either PF530 or the reference product to assess pharmacokinetic (“PK”) and pharmacodynamic (“PD”) parameters. After a subsequent wash out period, subjects were crossed over to receive the other product. Based on the analysis of the trial PK and PD parameters, we announced in November 2015 that there were no statistically significant differences in PK and PD between the groups administered PF530 versus the reference product. While the study enrolled just 12 subjects and was therefore not powered for further statistical testing, this pilot PK/PD study has provided the necessary PK/PD variability information to advance PF530 clinical development. Following our discussions with the FDA, we intend to pursue an abbreviated development path for PF530 consisting of a pivotal PK/PD study in healthy subjects and an immunogenicity trial in multiple sclerosis patients, pending the agency’s review of additional bioanalytical data. In 2016, we expect to supplement our bioanalytical package and have additional discussions with the FDA to refine the study design. We expect to initiate the clinical program in the second half of 2016. PF708 is being developed as a therapeutically equivalent peptide to Forteo (teriparatide), marketed by Eli Lilly for the treatment of osteoporosis and achieved over $1.4 billion in global product sales in 2015. PF708 entered into a bioequivalence study at the end of 2015. In addition to our three most advanced product candidates, our pipeline includes four other biosimilar candidates as well as vaccines and next generation biologic candidates. To date, none of our product candidates have received marketing authorization from any regulatory agency, and therefore we have not received revenue from the sale of any of our product candidates.

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

Traditional techniques for protein production employ a trial and error approach to production organism, or strain, selection and process optimization, which is inherently inefficient and typically produces suboptimal results. This historically inefficient process provides barriers to create or replicate complex proteins, adds significant time to market and results in the high cost of goods typical of biologic therapeutics. Together, these limitations pose significant hurdles for companies interested in entering the market with biosimilar and therapeutic equivalents to branded products. Our platform utilizes a proprietary high throughput robotically-enabled parallel approach, which allows the construction and testing of thousands of unique protein production variables in parallel, thereby allowing us to produce and characterize complex proteins while reducing the time and cost of development and long-term production.

Our product candidate selection strategy is to focus on products with large addressable markets, which are expected to be free of intellectual property barriers in major markets over our projected approval timelines, and for which our Pfēnex Expression Technology ® enables efficient and large scale manufacturing. Our pipeline of product candidates and preclinical products under development includes four wholly-owned programs, one that is being developed in collaboration with Pfizer and three that are being developed in a joint venture with Strides Arcolab Limited, a specialty pharmaceutical company. In addition, we are also developing proprietary vaccine candidates that are being funded by the Department of Health and Human Services and the National Institutes of Health (NIH) within the United States government.

The 2014 global biologics market represented over $234 billion in product sales, according to BCC Research, with virtually the entire market comprised of branded products. We believe the emerging biosimilar market will be significant due to the large number of blockbuster products expected to lose patent protection in the next several years, abbreviated regulatory pathways for the approval of biosimilars and a mandate for lower drug costs by governments and private payers. A biosimilar is a biologic product that has been demonstrated to be highly similar to a biologic product that is already approved, referred to as a reference product, notwithstanding minor differences in clinically inactive components, and where there are no clinically meaningful differences between the reference product and the biosimilar in terms of the safety, purity, and potency of the product. By 2020, 11 biologic products representing approximately $71 billion of aggregate 2014 product sales are expected to lose patent protection and become available globally for biosimilars according to IMS Health. The market opportunities for our three most advanced product candidates are substantial. Lucentis achieved approximately $4.5 billion in global product sales in 2014. By the second quarter of 2018, markets with 2014 Lucentis sales of approximately $600 million are expected to lose patent protection, and become available to biosimilars. Additionally, by the second quarter of 2020, markets with an additional $2.2 billion in 2014 Lucentis sales are expected to lose patent protection and become available for biosimilars, and after January 2022 markets with an additional $1.6 billion in 2014 sales are expected to also lose patent protection. Approximately $50 million in 2014 sales come from markets for which accurate patent expiration dates are not available.

Betaseron achieved over $0.9 billion in product sales in 2015. Interferon beta-1b product sales in markets where no intellectual property barriers exist totaled in excess of $34 million in 2014 with other territories representing the balance of product sales expected to become available between 2017 and 2021. Forteo achieved product sales of approximately $1.4 billion in 2015. Almost half of these product sales came from the US alone, followed by Japan. Forteo is expected to lose patent protection in the US and Japan in 2019.

Our revenue for the years ended December 31, 2015, 2014, and 2013 was $9.6 million, $10.6 million, and $11.9 million, respectively. Our historical revenue has been primarily derived from monetizing our Pfēnex Expression Technology® through collaboration agreements, service agreements, government contracts and reagent protein product sales, which provide for various types of payments, including upfront payments, funding of research and development, milestone payments, intellectual property access fees and licensing fees. Currently, various government agencies are funding costs associated with our proprietary novel vaccine programs.

For PF582, we signed a Collaboration Agreement with Pfizer in which we are eligible to receive up to $342 million in one-time payments, including a non-refundable payment of $51 million, which was received in March of 2015 once the Collaboration Agreement received U.S. antitrust approval, and up to $291 million upon the successful achievement of certain pre-commercial and commercial milestones, and double digit escalating royalties on annual sales of PF582. We and Pfizer are each responsible for fifty percent of the costs of completing clinical development for PF582, with our share capped at $20 million, $10 million of which will be setoff as a credit against royalties payable to us, unless the Collaboration Agreement is terminated prior to such setoff, in which case, any amounts not setoff would be payable by us in accordance with an agreed upon payment structure.

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

As of December 31, 2015, we had an accumulated deficit of $141.5 million of which $89.8 million was attributable to recognizing the accretion in the redemption value of our convertible preferred stock. We recognized net losses of $28.2 million, $9.8 million and $4.1 million for the years ended December 31, 2015, 2014 and 2013, respectively. We expect to incur substantial and increasing losses for the next several years as we develop and advance our lead product candidates through clinical development, expand our research and development activities, and prepare for the potential commercial launch of our lead product candidates. As a result, our research and development expenses will increase materially as we incur further costs of development. We currently utilize third-party clinical research organizations, or CROs, to carry out our clinical development and we do not yet have an extensive sales organization. We will need substantial additional funding to support our operating activities, especially as we approach anticipated regulatory approval in Europe, the United States and other territories, and begin to establish our commercialization capabilities. Adequate funding may not be available to us on commercially reasonable terms, or at all. Since our inception, we have funded our operations primarily through the sale and issuance of common stock in our initial public offering, the sale and issuance of convertible preferred stock, borrowings under prior credit facilities, and revenue from our collaboration agreements, service agreements, government contracts and reagent protein product sales. We have devoted substantially all of our capital resources to the research and development of our product candidates and working capital requirements. Additionally, as we continue to focus our business on the development of our product pipeline, we anticipate allocating fewer resources to certain aspects of our protein production activities that currently generate our revenue, which we expect will result in a decline of service-related revenue.

Critical Accounting Policies, Significant Judgments and Use of Estimates

Our management’s discussion and analysis of financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States, or GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported revenue and expenses during the reporting periods. These items are monitored and analyzed by us for changes in facts and circumstances, and material changes in these estimates could occur in the future. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Changes in estimates are reflected in reported results for the period in which they become known. Actual results may differ materially from these estimates under different assumptions or conditions. The accompanying audited financial statements and related financial information should be read in conjunction with the audited financial statements and related footnotes included in our consolidated financial statements and the accompanying notes thereto in Item 8 of this Annual Report on Form 10-K, and the information contained in Item 7 of this Annual Report on Form 10-K “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Historical results are not necessarily indicative of future results.

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

We assess milestone fees on an individual basis and recognize revenue from nonrefundable milestone fees when the earnings process is complete and the payment is reasonably assured. Nonrefundable milestone fees related to arrangements under which we have continuing performance obligations are recognized as revenue upon achievement of the associated milestone, provided that (i) the milestone event is substantive and its achievability was not reasonably assured at the inception of the agreement, and (ii) the amount of the milestone payment is reasonable in relation to the effort expended or the risk associated with the milestone event. Where separate milestone payments do not meet these criteria, we recognize revenue using a contingency-adjusted performance model over the period of performance.

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

We estimate preclinical and clinical trial expenses based on the services performed, pursuant to contracts with research institutions and clinical research organizations that conduct and manage preclinical studies and clinical trials on our behalf. In accruing service fees, we estimate the time period over which services will be performed and the level of patient enrollment and activity expended in each period. If the actual timing of the performance of services or the level of effort varies from the estimate, we will adjust the accrual accordingly. Payments made to third parties under these arrangements in advance of the receipt of the related series are recorded as prepaid expenses until the services are rendered.

Stock-Based Compensation

Our board of directors adopted, and our stockholders approved, the 2009 Equity Incentive Plan (“2009 Plan”) in 2009. The 2009 Plan terminated in connection with our IPO in 2014 and, accordingly, no awards will be granted under the 2009 Plan following the IPO. However, the 2009 Plan will continue to govern outstanding awards granted thereunder. An aggregate of 1.1 million shares of common stock were reserved for issuance under the 2009 Plan. The 2009 Plan provided for the grant of incentive stock options and for the grant of nonstatutory stock options, restricted stock, restricted stock units, and stock appreciation rights to our employees, directors and consultants. As of December 31, 2015, awards covering 0.6 million shares of common stock were outstanding under the 2009 Plan.

In July 2014, the board of directors adopted a 2014 Equity Incentive Plan (“2014 Plan”) and our stockholders approved it. The 2014 Plan provides for the grant of incentive stock options, within the meaning of Section 422 of the Internal Revenue Code, to employees and any parent and subsidiary corporations’ employees, and for the grant of nonstatutory stock options, restricted stock, restricted stock units, stock appreciation rights, performance units and performance shares to employees, directors and consultants and parent and subsidiary corporations’ employees and consultants. As of December 31, 2015, options to purchase 1.0 million shares of our common stock were outstanding, and 0.8 million shares of common stock remained available for issuance. In addition, the shares reserved for issuance under the 2014 Plan include shares returned to the 2009 Plan as the result of expiration or termination of awards (provided that the maximum number of shares that may be added to the 2014 Plan pursuant to such previously granted awards under the 2009 Plan is 961,755 shares). The number of shares available for issuance under the 2014 Plan also includes an annual increase on the first day of each fiscal year beginning in 2015 and ending with and including the 2018 fiscal year, equal to the least of: (i) 1,356,219 shares; (ii) 2.5% of the outstanding shares of common stock as of the last day of the immediately preceding fiscal year; or (iii) such other amount as the board of directors may determine. For 2015, an additional 0.5 million shares were added to the 2014 Plan share reserve pursuant to the provision described above.

Stock options granted to date under the 2009 Plan and the 2014 Plan have a term of ten years from the date of grant, and generally vest over a four year period. However, in the event that an incentive stock option (“ISO”) granted to a participant who, at the time the ISO is granted, owns stock representing more than ten percent (10%) of the total combined voting power of all classes of our stock, the term of the ISO shall be five (5) years from the grant date or such shorter term as may be provided in the award agreement.

In July 2014, the board of directors adopted the 2014 Employee Stock Purchase Plan (“ESPP”) and the stockholders approved it. As of December 31, 2015, a total of 0.6 million shares of common stock were available for sale pursuant to the ESPP. In addition, the ESPP provides for annual increases in the number of shares available for sale under the ESPP on the first day of each fiscal year beginning in 2015, equal to the least of: (i) 355,618 shares; (ii) 1.5% of the outstanding shares of the common stock on the last day of the immediately preceding fiscal year; or (iii) such other amount as may be determined by the administrator. For 2015, an additional 0.3 million shares were added to the ESPP share reserve pursuant to the provision described above. As of December 31, 2015, 24,310 shares have been purchased under the ESPP.

As of December 31, 2015, there were no shares available for issuance under the 2009 Plan, 0.8 million shares available for issuance under the 2014 Plan and 0.6 million shares available for issuance under the ESPP. As of December 31, 2014, there were no shares available for issuance under the 2009 Plan, 1 million shares available for issuance under the 2014 Plan and 0.4 million shares available for issuance under the ESPP.

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

See Note 11 to our financial statements included elsewhere in this Annual Report on Form 10-K for information concerning certain of the specific assumptions used in applying the Black-Scholes option pricing model to determine the estimated fair value of employee stock options granted in 2015, 2014 and 2013. The Black-Scholes option pricing model requires the input of highly subjective assumptions, including the risk-free interest rate, the expected dividend yield of our common stock, the expected volatility of the price of our common stock, and the expected term of the option. These estimates involve inherent uncertainties and the application of management’s judgment. If factors change and different assumptions are used, our stock-based compensation expense could be materially different in the future.

Stock-based compensation expense associated with stock options was $1.8 million, $0.4 million and $52 thousand for the years ending December 31, 2015, 2014 and 2013, respectively. As of December 31, 2015, we had approximately $5.1 million of total unrecognized compensation expense, which we expect to recognize over a weighted-average period of approximately 2.9 years.

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

Other Information

Income Tax Matters

We file U.S. federal income tax returns and California, Massachusetts and Missouri state tax returns. To date, we have not been audited by the Internal Revenue Service or any state tax authority; however all tax years from and including 2010 remain open for examination by federal and state income tax authorities. We utilize the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement carrying amounts and tax basis of assets and liabilities using enacted tax rates in effect for years in which the temporary differences are expected to reverse. A deferred income tax asset or liability is computed for the expected future impact of differences between the financial reporting and income tax bases of assets and liabilities and for the expected future tax benefit, if any, to be derived from tax credits and loss carryforwards. Deferred income tax expense or benefit would represent the net change during the year in the deferred income tax asset or liability. Deferred tax assets, if any, are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

During the years ended December 31, 2015 and 2013, we recorded an income tax provision of $0.5 million and an income tax benefit of $2.7 million, respectively, which is principally attributable to U.S. federal and state income taxes. No income tax provision was recorded during the year ended December 31, 2014. Our practice is to recognize interest and/or penalties related to income tax matters in income tax expense. We had no accrual for interest or penalties on our consolidated balance sheets at December 31, 2015, 2014 and 2013.

As of December 31, 2015, we had federal and state research and development credits carryforwards of approximately $1.1 million and $0.1 million, respectively, to offset potential tax liabilities. We utilized all of our net operating loss carryforwards to offset federal alternative minimum tax and states taxes in 2015. We had zero federal net operating loss carryforwards and $12 thousand of state net operating loss carryforwards as of December 31, 2015. The state losses can be carried forward until 2034 unless utilized.

Pursuant to Internal Revenue Code (IRC) Sections 382 and 383, annual use of our net operating loss and research and development credit carryforwards may be limited in the event a cumulative change in ownership of more than 50% occurs within a three year period. We have completed an IRC Section 382/383 analysis regarding the limitation of net operating loss and research and development credit carryforwards and found that a greater than 50% cumulative change in ownership occurred in August of 2014 in conjunction with our initial public offering. We had significant built in gains; therefore all the pre-change net operating losses were available for utilization.

Results of Operations

Comparison of the years ended December 31, 2015, 2014 and 2013

The following table summarizes our net loss during the periods indicated.

	Years Ended December 31,			% change from 2014 to 2015	% change from 2013 to 2014
	2015	2014	2013
	(in thousands)
Revenue	$9,583	$10,644	$11,914	(10)%	(11)%
Cost of revenue	4,640	7,233	6,423	(36)%	13%

Gross profit	4,943	3,411	5,491	45%	(38)%
Operating expenses
Selling, general and administrative	14,598	9,003	6,698	62%	34%
Research and development	18,183	4,125	5,490	341%	(25)%

Total operating expense	32,781	13,128	12,188	150%	8%

Loss from operations	(27,838)	(9,717)	(6,697)	186%	45%
Other income (expense)	74	(77)	(36)	196%	114%

Net loss before income taxes	(27,764)	(9,794)	(6,733)	183%	45%
Income tax (expense) benefit	(452)	—	2,671	(100)%	(100)%

Net loss	$(28,216)	$(9,794)	$(4,062)	188%	141%

Revenue

Revenue decreased by $1.0 million, or 10%, from $10.6 million in 2014 to $9.6 million in 2015. The change in revenue was primarily due to a $2.9 million net decrease attributable to our Px563L product candidate under our government contracts, as the development phase was completed and manufacturing activity commenced late in 2015, as well as a $0.9 million reduction in protein services revenue, offset by $3.0 million in revenue recognized attributed to the portion of the $51 million upfront payment under our agreement with Pfizer. We expect revenue related to our protein production services to decline in the near-term as we shift our resources to developing our product pipeline.

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

Cost of Revenue

Cost of revenue decreased by $2.6 million, or 36%, to $4.6 million in 2015 compared to $7.2 million in 2014. This decrease was due primarily to a net decrease of $2.0 million in costs for our proprietary novel vaccine program Px563L which is funded by a government agency, as development was completed and the manufacturing phase began in late 2015, as well as decreased costs of $0.2 million attributable to reduced activity related to our Px533 product candidate and a $0.1 million decrease due to reduced activity in protein services work. Given the nature of the novel vaccine development process, these costs will fluctuate depending on stage of development.

Cost of revenue increased by $0.8 million, or 13%, to $7.2 million in 2014 compared to $6.4 million in 2013. This increase was due primarily to an increase of $2.3 million in development costs for our proprietary novel vaccine program Px563L which is funded by a government agency, offset by the lower cost of revenue associated with the one-time reagent sale to a single customer in 2013.

Selling, General and Administrative

Selling, general and administrative expenses increased by $5.6 million, or 62% to $14.6 million in 2015 compared to $9.0 million in 2014. The increase in selling, general and administrative was primarily due to hiring for compliance for public markets and an increase in activities associated with operating as a publicly-traded company. We expect general and administrative costs to continue to increase for activities associated with company operations. These increases will likely include the hiring of additional personnel. In addition, we intend to continue to incur increased internal and external business development costs to support our various product development efforts, which can vary from period to period.

Selling, general and administrative expenses increased by $2.3 million, or 34% to $9.0 million in 2014 compared to $6.7 million in 2013. The increase in selling, general and administrative was due to an increase in activities associated with operating as a publicly-traded company for the last five months of 2014.

Research and Development

Research and development expenses increased by approximately $14.1 million, or 341%, to $18.2 million in 2015 compared to $4.1 million in 2014. The increase in research and development expenses was due primarily to manufacturing and development activities to support upcoming clinical studies and US regulatory submissions, as well as initiation of process development and purchase of reference drug, offset by a decrease due to the Pfizer collaboration on PF582.

Research and development expenses decreased by approximately $1.4 million, or 25%, to $4.1 million in 2014 compared to $5.5 million in 2013. The decrease in research and development expenses was due primarily to a decrease in manufacturing activity, purchase of comparator material for a product candidate trial, offset by an increase in costs in other development programs.

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

We expect research and development expenses to increase as we advance our lead candidates and pipeline product candidates. For PF582, we and Pfizer will each bear fifty percent of the costs of completing clinical development, with our share capped at $20 million, $10 million of which will be setoff as a credit against royalties payable to us, unless the Collaboration Agreement is terminated prior to such setoff, in which case, any amounts not setoff would be payable by us in accordance with an agreed upon payment structure.

Liquidity and Capital Resources

The following table summarizes our cash, cash equivalents and marketable securities:

	December 31,
	2015	2014
	(in thousands)
Cash, cash equivalents and short-term investments	$106,162	$45,722

To date, we have funded our operations primarily through our initial public offering, collaboration agreements, our follow-on offering, the private placement of equity securities, service agreements, government contracts, reagent protein product sales and our prior credit facilities. At December 31, 2015, we had $106.2 million in cash, cash equivalents and short-term investments compared to $45.7 million as of December 31, 2014 and $4.0 million in restricted cash as collateral for lines of credit at December 31, 2015 and 2014. As of December 31, 2015 and 2014, we had $3.8 million drawn under our prior $3.9 million revolving credit facility.

The documents governing the prior credit facilities contained financial and other covenants. We were not in compliance with covenants pertaining to (i) the delivery of our 2012 audit report, which was delivered before May 15, 2014 along with our 2013 audit report, (ii) the pre-approval for certain capital expenditures, and (iii) the pre-approval required for entering into a lease for a commercial copier/printer. On April 2, 2014, we obtained from Wells Fargo a waiver for the covenants and confirmation that we may repurchase common stock up to a maximum of $0.5 million. In June 2014, we entered into an amendment to the credit facilities which allowed us to (i) make additional investments in fixed assets in any fiscal year, (ii) incur operating lease expenses in any fiscal year up to $0.6 million, and (iii) declare or pay any dividend or distribution either in cash, stock or any other property, or redeem, retire, repurchase or otherwise acquire any shares of any class of our stock in connection with our initial public offering. In December 2014, we entered into an amendment which increased the annual limit on operating lease expenses from $0.6 million to $0.9 million. In February 2016, we terminated the credit facility and repaid the amount outstanding using our restricted cash.

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

In February 2015, we entered into an agreement with Pfizer, in which comparative clinical trial costs for PF582 will be shared, and Pfizer will be responsible for manufacturing and commercializing the product. Under the terms of the collaboration, we received a non-refundable upfront payment of $51 million once the collaboration received antitrust approval, and we will be eligible to receive a combination of development and sales-based milestone payments up to an additional $291 million, and tiered double-digit royalty on net sales of the product. The agreement also allows for additional future product collaborations.

In April 2015, we completed our follow-on offering, in which we sold 2,610,000 shares of our common stock at a public offering price of $15.50 per share, resulting in net proceeds of approximately $38.0 million, after underwriting discounts and commissions but before offering expenses of approximately $0.6 million.

We believe that our existing cash and cash equivalents and our cash inflow from operations will be sufficient to meet our anticipated cash needs for at least the next 12 to 18 months. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. Further, our operating plan may change, and we may need additional funds to meet operational needs and capital requirements for product development and commercialization sooner than planned. We currently have no credit facility or committed sources of capital although we may receive milestone and other contingent payments under our current license and collaboration agreements. Our future capital requirements will depend on many factors, including the timing and extent of spending on our research and development efforts, the timing and success of our clinical trials, the cost and timing of regulatory clearances or approvals, the expansion of our sales and marketing activities, the introduction of new product candidates, and the future market acceptance of our product candidates.

We will need to raise additional capital to fund our operations in the near future. Funding may not be available to us on acceptable terms, or at all. If we are unable to obtain adequate financing when needed, we may have to delay, reduce the scope of or suspend one or more of our clinical trials, research and development programs or commercialization efforts. We may seek to raise any necessary additional capital through a combination of public or private equity offerings, debt financings, collaborations, strategic alliances, licensing arrangements and other marketing and distribution arrangements. To the extent that we raise additional capital through marketing and distribution arrangements or other collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish valuable rights to our product candidates, future revenue streams, research programs or product candidates or to grant licenses on terms that may not be favorable to us. If we do raise additional capital through public or private equity offerings, the ownership interest of our existing stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect our stockholders’ rights. If we raise additional capital through debt financing, we may be subject to covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends.

Cash Flows

The following table sets forth the primary sources and uses of cash and cash equivalents for each of the periods presented below.

	Years Ended December 31,
	2015	2014	2013
	(in thousands)
Net cash (used in) provided by:
Operating activities	$24,230	$(10,002)	$(4,601)
Investing activities	(1,470)	934	(2,357)
Financing activities	37,680	50,836	2,946

Net increase (decrease) in cash and cash equivalents	$60,440	$41,768	$(4,012)

Net cash provided by operating activities was $24.2 million for the year ended December 31, 2015 compared to net cash used of $10.0 million for the year ended December 31, 2014. Cash was provided mainly by the $51.0 million received from Pfizer in March 2015. This was offset by net losses associated with our research and development activities which we anticipate to continue for the foreseeable future due to ongoing activities with our lead product candidates and product pipeline. In addition, we increased our general and administrative costs as a result of activities associated with operating as a publicly-traded company, which we anticipate to continue for the foreseeable future.

Net cash used in operating activities was $10.0 million for the year ended December 31, 2014 compared to $4.6 million for the year ended December 31, 2013. The use of cash was primarily a result of net losses associated with our research and development activities.

Net cash used in investing activities was $1.5 million for the year ended December 31, 2015 compared to net cash provided of $0.9 million for the year ended December 31, 2014. No purchases of short-term investments were made in 2015 or 2014. We had no maturities of short-term investments in 2015, and $1.3 million in maturities of short-term investments in 2014. We used $1.5 million and $0.3 million in 2015 and 2014, respectively, to purchase property and equipment.

Net cash provided by investing activities was $0.9 million for the year ended December 31, 2014 compared to net cash used of $2.4 million for the year ended December 31, 2013. No purchase of short-term investments was made in 2014; in 2013 we used $5.5 million to purchase short-term investments. We had maturities of short-term investments of $1.3 million and $3.3 million in 2014 and 2013, respectively. We used $0.3 million and $0.1 million in 2014 and 2013, respectively, to purchase property and equipment.

Net cash provided by financing activities was $37.7 million for the year ended December 31, 2015 compared to net cash provided of $50.8 million for the year ended December 31, 2014. In 2015, we received net proceeds of approximately $38.0 million, after underwriting discounts and commissions but before offering expenses of approximately $0.7 million from our follow-on offering. We did not draw down on our prior revolving credit in 2015, but borrowed approximately $0.2 million in 2014. We received $342 thousand and $56 thousand in 2015 and 2014, respectively, for the issuance of common stock in connection with exercises of stock options.

Net cash provided by financing activities was $50.8 million for the year ended December 31, 2014 compared to net cash provided of $2.9 million for the year ended December 31, 2013. We borrowed approximately $0.2 million in 2014 and $2.5 million in 2013 under our prior revolving credit facility. In 2014 we received net proceeds of approximately $52.6 million, after underwriting discounts and commissions but before offering expenses of approximately $2.0 million from our IPO. We used approximately $131 thousand to repurchase 423,185 shares of common stock pursuant to the amended and restated subscription agreement, dated May 2, 2014, immediately prior to the completion of our IPO in 2014. We received $56 thousand and $24 thousand in 2014 and 2013, respectively, for the issuance of common stock in connection with exercises of stock options.

Off-Balance Sheet Arrangements

We have not engaged in any off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K, other than a joint venture agreement, or JVA, with Strides Arcolab, and the agreements containing indemnification provisions described below.

In March 2013, we and Strides Arcolab entered into the JVA. The JVA was established to provide a vehicle for the advancement of certain biosimilars successful in Phase 1 trials under a joint development and license agreement between us and Strides Arcolab. Under the terms of the JVA, both parties share equally in all decisions, and share revenue and expenses at a rate of 51% to Strides Arcolab and 49% to us. There has been no activity in the joint venture, or JV, to date. Once a biosimilar product successfully completes a Phase 1 trial and Strides Arcolab and we agree to contribute the biosimilar to the JV, the JV will incur activity.

In the normal course of business, we enter into contracts and agreements that contain a variety of representations and warranties and provide for indemnification, including our Strides Arcolab agreements described above. Our exposure under these agreements is unknown because it involves claims that may be made against us in the future, but have not yet been made. As of December 31, 2015, we have not paid any claims or been required to defend any action related to our indemnification obligations. However, we may record charges in the future as a result of these indemnification obligations.

Contractual Obligations and Commitments

The following summarizes our contractual obligations and commitments as of December 31, 2015:

Contractual Obligations (in thousands)	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Capital lease obligations	$94	$47	$47	$—	$—
Purchase obligations	1,659	1,659	—	—	—
Operating lease obligations	7,357	800	1,754	1,756	3,047

	$9,110	$2,506	$1,801	$1,756	$3,047

In September 2014, we amended our operating lease agreement for our offices and lab space to extend the term of the lease for an additional three years through March 31, 2024 and to lease additional facilities consisting of 7,315 square feet. Base rent payments for the new space commenced in December 2014 and increased total estimated rent payments over the life of the lease by approximately $1.5 million. In addition to the base rent, we are obligated to pay certain customary amounts for our share of operating expenses and tax obligations. In November 2015, we amended the lease agreement for our offices and lab space to lease additional facilities consisting of 16,811 square feet. Base rent payments for the new space will commence in March 2016 and June 2016 and will increase total estimated rent payments over the life of the lease by approximately $2.3 million.

In November and December 2014, we entered into two lease agreements for lab equipment. Both have three year terms. Combined future payments total $0.3 million.

Additionally, upon commencement of our comparative clinical study for PF582 with Pfizer, we will share the study costs, with our share capped at $20 million, $10 million of which will be setoff as a credit against royalties payable to us unless the collaboration agreement is terminated prior to such setoff. We will also share the costs of seeking regulatory approval of PF582 and a certain portion of other costs that are related to PF582 and that may begin after any filings for regulatory approval of PF582 would be made. These costs will be recorded as a liability when and if incurred. No obligation is recorded in the table above relating to the aforementioned agreements.

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

In May 2014, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, No. 2014-09 Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in ASC 605, Revenue Recognition. This ASU is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. The effective date will be the first quarter of fiscal year 2019 using one of two retrospective application methods. We are currently evaluating the impact of the adoption of this accounting standard update on our financial statements.

In November, 2015, the FASB issued ASU No. 2015-17 Income Taxes (Topic 740) Balance Sheet Classification of Deferred Taxes, which requires all deferred tax assets and liabilities to be classified as noncurrent on the balance sheet. The new accounting guidance is effective for annual reporting periods beginning after December 31, 2016 and interim periods therein. Early adoption is permitted as of the beginning of interim or annual reporting periods. We have adopted the standard prospectively in 2015 and no adjustment was made to prior periods.

In February 2016, the FASB issued ASU No. 2016-02 Leases (Topic 842), which requires lessees to recognize “right of use” assets and liabilities for all leases with lease terms of more than 12 months. The ASU requires additional quantitative and qualitative financial statement footnote disclosures about the leases, significant judgments made in accounting for those leases and amounts recognized in the financial statements about those leases. The effective date will be the first quarter of fiscal year 2020.We are currently evaluating the impact of the adoption of this accounting standard update on our financial statements.

Segment Information

We operate in one segment. Management uses one measurement of profitability and does not segregate its business for internal reporting. With the exception of $0.1 million of long-lived assets held by a third-party vendor in India for manufacturing purposes, during 2015 all of our long-lived assets were located within the United States. During 2014 and 2013, all of our long-lived assets were located within the United States.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risk in the ordinary course of our business. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of fluctuations in interest rates and foreign currency exchange rates. As of December 31, 2015, we did not hold or issue financial instruments for trading purposes.

Interest rate fluctuation risk

The primary objective of our investment activities is to preserve our capital to fund our operations. We also seek to maximize income from our cash and cash equivalents without assuming significant risk. To achieve our objectives, we invest our cash and cash equivalents in money market funds, treasury obligations, short term certificates of deposit and high-grade corporate securities, directly or through managed funds, with maturities of six months or less. As of December 31, 2015, we had cash and cash equivalents of $106.2 million consisting of cash of $3.4 million and investments of $102.8 million in highly liquid U.S. money market funds. In addition, we had $4.0 million in restricted cash all invested in highly liquid U.S. money market funds. A portion of our investments may be subject to interest rate risk and could fall in value if market interest rates increase. However, because our investments are primarily short-term in duration, we believe that our exposure to interest rate risk is not significant and a 100 basis point movement in market interest rates would not have a significant impact on the total value of our portfolio. We actively monitor changes in interest rates.

As of December 31, 2015, the total principal outstanding under our prior line of credit agreements was $3.8 million. The interest rates on our prior line of credit agreements bore interest at 2.00% above LIBOR or a fixed interest rate ranging from 2.25% to 2.375% as of that date. If overall interest rates had increased by 10% during the periods presented, our interest expense would not have been materially affected. In February 2016, the Company terminated the credit facility and repaid the amount outstanding using restricted cash.

Foreign currency exchange risk

We contract with clinical research organizations (“CROs”), investigational sites and suppliers in foreign countries. We are therefore subject to fluctuations in foreign currency rates in connection with these agreements. We have not entered into any material foreign currency hedging contracts although we may do so in the future. To date we have not incurred any material effects from foreign currency changes on these contracts. The effect of a 10% adverse change in exchange rates on foreign currency denominated cash and payables as of December 31, 2015 would not have been material. However, fluctuations in currency exchange rates could harm our business in the future.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Pfenex Inc.

San Diego, California

We have audited the accompanying consolidated balance sheets of Pfenex Inc. (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of operations, changes in redeemable convertible preferred stock and stockholders’ equity (deficit) and cash flows for each of the years ended December 31, 2015, 2014 and 2013. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule for each of the years ended December 31, 2015, 2014 and 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Pfenex Inc. as of December 31, 2015 and 2014, and the consolidated results of its operations and its cash flows for each of the years ended December 31, 2015, 2014 and 2013 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule for each of the years ended December 31, 2015, 2014 and 2013, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ HASKELL & WHITE LLP

HASKELL & WHITE LLP

San Diego, California

March 10, 2016

PFENEX INC.

Consolidated Balance Sheets

	December 31,
	2015	2014
	(in thousands)
Assets
Current assets
Cash and cash equivalents	$106,162	$45,722
Restricted cash	3,959	—
Accounts and unbilled receivables, net	2,683	1,584
Inventories	24	23
Income tax receivable	508	402
Deferred income taxes	—	3,281
Other current assets	1,694	1,753

Total current assets	115,030	52,765
Restricted cash	—	3,955
Deferred income taxes	1,955	—
Property and equipment, net	3,179	2,310
Other long term assets	121	53
Intangible assets, net	5,832	6,363
Goodwill	5,577	5,577

Total assets	$131,694	$71,023

Liabilities, Redeemable Convertible Preferred Stock and Stockholders’ Equity
Current liabilities
Accounts payable	$886	$1,129
Accrued liabilities	5,997	2,633
Current portion of deferred revenue	3,870	201
Line of credit obligation	3,813	3,813
Income tax payable	1,676	—

Total current liabilities	16,242	7,776
Deferred revenue, less current portion	44,225	—
Deferred tax liability	—	3,281
Other long-term liabilities	46	92

Total liabilities	60,513	11,149
Commitments and contingencies
Stockholders’ equity
Preferred stock, $0.001 par value, 10,000,000 shares authorized; no shares issued and outstanding
Common stock, par value $0.001, 200,000,000 shares authorized at December 31, 2015 and 2014, respectively, 23,316,413 and 20,405,066 shares issued and outstanding at December 31, 2015 and 2014, respectively	24	21
Additional paid-in capital	212,661	173,141
Accumulated deficit	(141,504)	(113,288)

Total stockholders’ equity	71,181	59,874

Total liabilities and stockholders’ equity	$131,694	$71,023

The accompanying notes are an integral part of these consolidated financial statements.

PFENEX INC.

Consolidated Statements of Operations

	Years Ended December 31,
	2015	2014	2013
	(in thousands except for per share data)
Revenue	$9,583	$10,644	$11,914
Cost of revenue	4,640	7,233	6,423

Gross profit	4,943	3,411	5,491

Operating expense
Selling, general and administrative	14,598	9,003	6,698
Research and development	18,183	4,125	5,490

Total operating expense	32,781	13,128	12,188

Loss from operations	(27,838)	(9,717)	(6,697)
Other income (expense), net	74	(77)	(36)

Net loss before income taxes	(27,764)	(9,794)	(6,733)
Income tax benefit (expense)	(452)	—	2,671

Net loss	$(28,216)	$(9,794)	$(4,062)

Effective preferred stock dividends	$—	$—	$(1,695)

Net loss attributable to common stockholders	$(28,216)	$(9,794)	$(5,757)

Net loss per common share basic and diluted	$(1.26)	$(1.04)	$(3.76)

Weighted-average common shares used to compute basic and diluted net loss per share	22,376	9,441	1,531

The accompanying notes are an integral part of these consolidated financial statements

PFENEX INC.

Consolidated Statements of Changes in Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(in thousands)

	Redeemable Convertible A-2 Preferred Stock		Redeemable Convertible A-1 Preferred Stock		Preferred Stock Series A-2		Preferred Stock Series A-1		Common Stock		Additional Paid in Capital	Accumulated Earnings (Deficit)	Total Stockholders’ Equity/ (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at January 1, 2013	3,556	$20,800	4,979	$21,700	—	$—	—	$—	1,480	$2	$—	$(19,862)	$(19,860)
Exercise of stock options									62		24		24
Vesting of common stock pursuant to restricted stock awards	—	—	—	—	—	—	—	—	—	—	73	—	73
Stock option expense	—	—	—	—	—	—	—	—	—	—	52	—	52
Accretion of redemption value	—	28,400		42,280							(149)	(70,529)	(70,678)
Net loss	—	—	—	—	—	—	—	—	—	—	—	(4,062)	(4,062)

Balance at December 31, 2013	3,556	$49,200	4,979	$63,980	—	$—	—	$—	1,542	$2	$—	$(94,453)	$(94,451)
Exercise of stock options	—	—	—	—	—	—	—	—	104	1	55	—	56
Stock option expense	—	—	—	—	—	—	—	—	—	—	404	—	404
Accretion of redemption value	—	200	—	560	—	—	—	—	—	—	(93)	(667)	(760)
Preferred stock dividends paid in common shares	—	—	—	—	—	—	—	—	1,218	1	7,306	(7,307)	—
Conversion of preferred stock to common stock	(3,556)	(49,400)	(4,979)	(64,540)	—	—	—	—	8,635	9	113,931	—	113,940
Issuance of common stock, net of discount	—	—	—	—	—	—	—	—	9,429	9	52,605	—	52,614
Repurchase of common stock	—	—	—	—	—	—	—	—	(423)	(1)	(130)	—	(131)
Offering costs	—	—	—	—	—	—	—	—	—	—	(2,003)	—	(2,003)
Common stock forfeiture	—	—	—	—	—	—	—	—	(100)	—	(1)	—	(1)
Beneficial dividend	—	—	—	—	—	—	—	—	—	—	1,067	(1,067)	—
Net loss	—	—	—	—	—	—	—	—	—	—	—	(9,794)	(9,794)

Balance at December 31, 2014	—	$—	—	$—	—	$—	—	$—	20,405	$21	$173,141	$(113,288)	$59,874
Exercise of stock options	—	—	—	—	—	—	—	—	277	—	201	—	201
ESPP – issuance of stock	—	—	—	—	—	—	—	—	24	—	140	—	140
Stock option expense	—	—	—	—	—	—	—	—	—	—	1,840	—	1,840
Issuance of common stock, net of discount	—	—	—	—	—	—	—	—	2,610	3	38,025	—	38,028
Offering costs	—	—	—	—	—	—	—	—	—	—	(686)	—	(686)
Net loss	—	—	—	—	—	—	—	—	—	—	—	(28,216)	(28,216)

Balance at December 31, 2015	—	$—	—	$—	—	$—	—	$—	23,316	$24	$212,661	$(141,504)	$71,181

The accompanying notes are an integral part of these consolidated financial statements

PFENEX INC.

Consolidated Statements of Cash Flows

	Years Ended December 31,
	2015	2014	2013
	(in thousands)
Cash flows from operating activities
Net loss	$(28,216)	$(9,794)	$(4,062)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation and amortization	541	465	462
Amortization of intangible assets	531	529	531
Deferred income taxes	(1,955)	—	(2,719)
Stock-based compensation expense	1,840	404	126
Loss on disposal of property and equipment	59	—	—
Losses and adjustments associated with assets held for sale	—	—	14
Changes in operating assets and liabilities
Accounts and unbilled receivables	(1,099)	1,877	(758)
Inventories	(1)	3	728
Other current assets	59	(1,469)	512
Notes receivable from related parties	—	95	—
Other long term assets	(68)	(17)	(2)
Accounts payable	(243)	(675)	(209)
Accrued liabilities	3,318	(365)	1,766
Deferred revenue	47,894	(1,051)	(1,090)
Income tax (receivable) payable	1,570	(4)	100

Net cash provided by (used in) operating activities	24,230	(10,002)	(4,601)

Cash flows from investing activities
Purchases of investments	—	—	(5,498)
Sales/maturities of investments	—	1,250	3,250
Acquisitions of property and equipment	(1,470)	(316)	(119)
Proceeds from sales of equipment and assets held for sale	—	—	10

Net cash provided by (used in) investing activities	(1,470)	934	(2,357)

Cash flows from financing activities
Borrowings under line of credit agreement	—	223	2,450
Sales/maturities of investments in pledged accounts	—	—	3,000
Restricted cash	(4)	74	(2,528)
Repurchase of common stock	—	(131)	—
Proceeds from exercise of stock options and other stock issuances	342	56	24
Proceeds from issuance of common shares from initial public offering	—	50,614	—
Proceeds from issuance of common shares from secondary offering	37,342	—	—

Net cash provided by financing activities	37,680	50,836	2,946

Net increase (decrease) in cash and cash equivalents	60,440	41,768	(4,012)
Cash and cash equivalents
Beginning of year	45,722	3,954	7,966

End of year	$106,162	$45,722	$3,954

Supplemental schedule of cash flow information
Cash paid for interest	$104	$91	$46
Cash paid for taxes	$942	$25	$45
Non-cash financing and investing transactions
Transfer of investments to pledged accounts	$—	$—	$3,000
Conversion of preferred stock to common stock	$—	$113,940	$—
Preferred stock dividends paid in common shares	$—	$7,307	$—
Beneficial dividend	$—	$1,067	$—
Reclass from permanent to temporary equity and accretion of preferred stock redemption value	$—	$760	$70,679
Capital lease obligation	$89	$130	$—

The accompanying notes are an integral part of these consolidated financial statements

PFENEX INC.

Notes to Consolidated Financial Statements

1. Organization and Summary of Significant Accounting Policies

Business Activities and Organization

Pfenex Inc. (“Company” or “Pfenex”) was incorporated in the state of Delaware in 2009. Pfenex is a clinical-stage biotechnology company engaged in the development of biosimilar and therapeutic equivalents to branded therapeutics and other high-value and difficult to manufacture proteins. The Company’s lead product candidate is PF582, a biosimilar candidate to Lucentis (ranibizumab). Lucentis is marketed by Genentech, Inc., a wholly-owned member of the Roche Group and Novartis AG, for the treatment of patients with retinal diseases. The Company is conducting a Phase 1b/2a trial in patients with wet age-related macular degeneration, or wet AMD, with its collaboration partner, Hospira, Inc. (“Hospira”), a subsidiary of Pfizer Inc. (collectively with Hospira, “Pfizer”). Pfizer is responsible for determining the need for and timing of any interim analysis for the Phase 1b/2a trial. The Company expects to commence a comparative clinical study with Pfizer in 2016. Pfizer will be responsible for the manufacturing and commercialization of PF582 globally upon successful receipt of marketing approval. The Company’s next most advanced product candidates are PF530 and PF708. PF530 is a biosimilar candidate to Betaseron (Interferon beta-1b), marketed by Bayer AG for the treatment of multiple sclerosis. The pilot Phase 1 study for PF530 was initiated in March 2015. PF708 is a therapeutic equivalent candidate to Forteo (teriparatide), marketed by Eli Lilly and Company, or Eli Lilly, for the treatment of osteoporosis. PF708 entered into a bioequivalence study at the end of 2015. In addition to the Company’s three lead product candidates, its pipeline includes four other biosimilar candidates as well as vaccine, therapeutic equivalent product candidates, and next generation biologic candidates. The Company filed the Investigational New Drug (“IND”) application for its recombinant anthrax vaccine at the end of 2014.

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

Initial Public Offering

In July 2014, the Company completed its initial public offering (“IPO”) in which 8,333,333 shares of common stock at a price of $6.00 per share were issued and sold. Additionally, the Company sold 1,095,751 shares of common stock pursuant to the underwriters’ option to purchase additional shares. The Company received aggregate proceeds of approximately $52.6 million from the sale of shares of common stock, net of underwriters’ discounts and commissions, but before deducting paid and unpaid offering expenses of approximately $2.0 million. In connection with the IPO, (i) all shares of the Company’s outstanding convertible preferred stock automatically converted into 8,634,857 shares of common stock; (ii) the Company issued 1,217,784 shares of common stock as payment of all accrued and unpaid dividends through July 28, 2014; (iii) the Company repurchased 423,185 shares of its common stock at a purchase price of $0.31 per share pursuant to the amended and restated subscription agreement, dated May 2, 2014, entered into with certain stockholders, including Signet Healthcare Partners Accredited Partnership III, LP and Signet Healthcare Partners QP Partnership III, LP; and (iv) certain members of the Company’s executive management team forfeited an aggregate of 100,000 shares of common stock.

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

Subsidiary—Pfenex Limited

The UK subsidiary was formed in December 2013 to assist with the Company’s international strategy at that time. In May 2015, the Company initiated the process to dissolve the subsidiary and finalized the dissolution in September 2015. Since its incorporation, there has been no activity in the subsidiary and therefore no intercompany relationship requiring inclusion in the accompanying consolidated financial statements.

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”). In the opinion of management, all adjustments considered necessary for a fair presentation have been included. These adjustments consist of normal and recurring accruals, as well as non-recurring charges.

Segments

The Company operates in one segment. Management uses one measurement of profitability and does not segregate its business for internal reporting. With the exception of $0.1 million of long-lived assets held by a third-party vendor in India for manufacturing purposes, during 2015 all of our long-lived assets were located within the United States. During 2014 and 2013, all of our long-lived assets were located within the United States.

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

Restricted Cash

As discussed in Note 6, the Company had a line of credit with Wells Fargo Bank, National Association (“Wells Fargo”) under which the Company could borrow up to $3.9 million. The line of credit was secured by a security interest of first priority in favor of Wells Fargo in all funds deposited into the Company’s money market account held at Wells Fargo. In February 2016, the Company terminated the credit facility and repaid the amount outstanding using its restricted cash.

Concentrations

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents, investments and accounts and unbilled receivables. The Company has established guidelines intended to limit its exposure to credit risk by placing investments with high credit quality financial institutions, diversifying its investment portfolio and placing investments with maturities that help maintain safety and liquidity. All cash and cash equivalents were held at three major financial institutions as of December 31, 2015 and 2014. For the Company’s cash position of $110.1 million as of December 31, 2015, which includes restricted cash of $4.0 million, the Company has exposure to credit loss for amounts in excess of insured limits in the event of non-performance by the institutions; however, the Company does not anticipate non-performance.

Additional credit risk is related to the Company’s concentration of receivables. As of December 31, 2015, receivables were concentrated among one customer representing 88% of total net receivables and two customers as of December 31, 2014, representing 95%. For the year ended December 31, 2015, revenue was concentrated among two customers, including the Company’s collaborative partner, representing 70% of total revenues. For the years ended December 31, 2014 and 2013, revenue was concentrated among three customers representing 82% and 68% of total revenues, respectively. There were no supplier concentrations.

A portion of revenue is earned from sales outside the United States. Non-U.S. revenue is denominated in U.S. dollars. A breakdown of the Company’s revenue from U.S. and non-U.S. sources for the years ended December 31, 2015, 2014 and 2013 is as follows:

	Years Ended December 31,
	2015	2014	2013
	(in thousands)
US Revenue	$8,399	$8,782	$8,435
Non-US Revenue	1,184	1,862	3,479

	$9,583	$10,644	$11,914

During the years ended December 31, 2015, 2014 and 2013, revenue earned from non-recurring sales in Japan, Germany and The Netherlands collectively accounted for approximately 8%, 10% and 15% of the Company’s revenue, respectively.

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

Accounts and Unbilled Receivables

Accounts receivable represent primarily commercial receivables associated with the Company’s service fees, license fees, product sales and receivables from U.S. government contracts. Accounts receivable amounted to $1.1 million and $1.9 million as of December 31, 2015 and 2014, respectively. Unbilled receivables represent reimbursable costs in excess of billings and, where applicable, accrued profit related to long-term government contracts for which revenue has been recognized, but the customer has not yet been billed. Unbilled receivables amounted to $2.0 million and $0.3 million as of December 31, 2015 and 2014, respectively.

The Company evaluates the collectability of its receivables based on a variety of factors, including the length of time the receivables are past due, the financial health of its customers and historical experience. Based upon the review of these factors, the Company recorded an allowance for doubtful accounts of $0.4 million and $0.6 million at December 31, 2015 and 2014, respectively.

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

Inventories

Inventories consist of finished goods and are valued at the lower of cost or market. The Company regularly reviews inventories on hand to identify any inventory that has become obsolete or has a cost basis in excess of its expected net realizable value, as well as any inventory quantities in excess of expected requirements. No write-downs were recorded during the years ended December 31, 2015 or 2014.

Property and Equipment

Property and equipment are stated at cost and depreciated using the straight-line method over the estimated useful lives of the assets ranging from five to ten years with the exception of leasehold improvements which are amortized over the shorter of the lease term or their estimated useful life.

Intangible Assets

Intangible assets include customer relationships, developed technology and trade names related to the Company’s asset acquisition and have been capitalized and amortized over the estimated useful life of 15 years, 20 years and 15 years, respectively.

Impairment of Long-Lived Assets Other Than Goodwill

The Company assesses potential impairments to its long-lived assets whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. If indicators of impairment exist, the Company assesses the recoverability of the affected long-lived assets by determining whether the carrying value of such assets can be recovered through undiscounted future operating cash flow expected to result from the use of the assets. If the carrying amount is not recoverable, the Company measures the amount of any impairment by comparing the carrying value of the asset to the present value of the expected future cash flows associated with the use of the asset. No impairment was noted as of the years ended December 31, 2015 and 2014.

Goodwill

Goodwill is the excess of purchase price over the aggregate fair values of tangible and intangible assets acquired, less liabilities assumed, in a business combination. The Company does not amortize goodwill. Instead, goodwill is tested for impairment annually and between annual tests if the Company becomes aware of an event or a change in circumstances that would indicate the carrying amount may be impaired. The Company performs its annual impairment testing as of December 31st of each year. The Company will first assess qualitative factors to determine whether the existence of events or circumstances suggests that it is more likely than not that goodwill is impaired. Unless it is more likely than not that goodwill is impaired, the Company does not perform the two-step impairment test. The Company’s determination as to whether, and, if so, the extent to which, goodwill becomes impaired is highly judgmental and based on assumptions regarding its projected future operating results, changes in the manner of its use of the acquired assets or its overall business strategy and regulatory, market and economic environment and trends. No impairment was noted as of December 31, 2015 and 2014.

Revenue

The Company’s revenue is related to the monetization of its protein production platform through collaboration agreements, service agreements, license agreements, government contracts and sales of reagent protein products which may provide for various types of payments, including upfront payments, funding of research and development, milestone payments, intellectual property access fees and licensing fees. The Company’s revenue generating agreements also include potential revenues for achieving milestones and for product royalties. The specifics of the Company’s significant agreements are detailed in Note 10—Significant Research and Development Agreements.

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

Upfront, nonrefundable licensing payments are assessed to determine whether or not the licensee is able to obtain standalone value from the license. Where the license does not have standalone value, non-refundable license fees are recorded as deferred revenue and recognized as revenue as the Company performs under the applicable agreement. Where the level of effort is relatively consistent over the performance period, the Company recognizes fixed or determined revenue on a straight-line basis over the estimated period of performance. Where the license has standalone value, the Company recognizes total license revenue at the time all revenue recognition criteria have been met.

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

The Company assesses milestone payments on an individual basis and recognizes revenue from nonrefundable milestone payments when the earnings process is complete and the payment is reasonably assured. Nonrefundable milestone payments related to arrangements under which the Company has continuing performance obligations are recognized as revenue upon achievement of the associated milestone, provided that (i) the milestone event is substantive and its achievability was not reasonably assured at the inception of the agreement, and (ii) the amount of the milestone payment is reasonable in relation to the effort expended or the risk associated with the milestone event. Where separate milestone payments do not meet these criteria, the Company recognizes revenue using a contingency-adjusted performance model over the period of performance. For the years ended December 31, 2015, 2014 and 2013, no revenue in connection with the achievement of milestones has been recognized.

The Company’s reagent protein products are comprised of internally developed reagent protein products and those purchased from original manufacturers for resale. Revenues for reagent product sales are reflected net of attributable sales tax. The Company generally offers a 30 day return policy. The Company recognizes reagent product revenue from product sales when it is realized or realizable and earned. Revenue is realized or realizable and earned when all of the following criteria are met: (1) persuasive evidence of an arrangement exists, (2) delivery has occurred or services have been rendered, (3) the Company’s price to the buyer is fixed or determinable, and (4) collectability is reasonably assured. Revenue from sales transactions where the buyer has the right to return the product is recognized at the time of sale only if (1) the Company’s price to the buyer is substantially fixed or determinable at the date of sale, (2) the buyer has paid the Company, or the buyer is obligated to pay the Company and the obligation is not contingent on resale of the product, (3) the buyer’s obligation to the Company would not be changed in the event of theft or physical destruction or damage of the product, (4) the buyer acquiring the product for resale has economic substance apart from that provided by the Company, (5) the Company does not have significant obligations for future performance to directly bring about resale of the product by the buyer, and (6) the amount of future returns can be reasonably estimated. As of December 31, 2015, the Company has had minimal product returns related to reagent protein product sales. However, given the nature of the products, the Company has recorded reserves of $1 thousand, $10 thousand and $18 thousand for warranty and return rights as of December 31, 2015, 2014 and 2013, respectively. The reserve is a component of accounts and unbilled receivables, net in the accompanying consolidated balance sheets.

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

Advertising

The Company expenses the cost of advertising when the advertising takes place. For each of the years ended December 31, 2015 and 2013, advertising expense was $0.2 million and $0.3 million, respectively. There was no advertising expense in 2014.

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

Research and Development Expenses

Research and development expenses are recognized as incurred and amounted to $18.2 million, $4.1 million and $5.5 million for the years ending December 31, 2015, 2014 and 2013, respectively.

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

The Company estimates the fair value of stock options and other equity-based compensation using a Black-Scholes option pricing model on the date of grant. The Black-Scholes valuation model requires multiple subjective inputs, which are discussed further in Note 11 — Stock-Based Compensation. The fair value of equity instruments expected to vest are recognized and amortized on a straight-line basis over the requisite service period of the award, which is generally four years; however, certain provisions in the Company’s equity compensation plan provides for shorter and longer vesting periods under certain circumstances.

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

Net Loss per Share of Common Stock

Basic net loss per common share is calculated by dividing the net loss attributable to common stockholders by the weighted-average number of common shares outstanding during the period, without consideration for potentially dilutive securities. For purposes of the diluted net loss per share calculation, redeemable convertible preferred stock, convertible notes payable, stock options and redeemable convertible preferred stock warrants are considered to be potentially dilutive securities. Because the Company has reported a net loss for the years ended

December 31, 2015, 2014 and 2013, diluted net loss per common share is the same as basic net loss per common share for those periods. For year ending December 31, 2013, the Company had total accumulated dividends related to preferred stock in the amounts of $6.3 million, which increased the net loss on a per share basis. There were no accumulated dividends related to preferred stock at December 31, 2015 or 2014. Immediately prior to the IPO, the Company issued shares of common stock in connection with the payment of all accrued and unpaid dividends on the preferred stock upon the conversion of the convertible preferred stock to common stock. See Note 8—Common Stock and Preferred Stock.

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09 Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in ASC 605, Revenue Recognition. This ASU is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. The effective date will be the first quarter of fiscal year 2019 using one of two retrospective application methods. The Company is currently evaluating the impact of the adoption of this accounting standard update on its financial statements.

In November 2015, the FASB issued ASU No. 2015-17 Income Taxes (Topic 740) Balance Sheet Classification of Deferred Taxes, which requires all deferred tax assets and liabilities to be classified as noncurrent on the balance sheet. The new accounting guidance is effective for annual reporting periods beginning after December 31, 2016 and interim periods therein. Early adoption is permitted as of the beginning of interim or annual reporting periods. The Company has adopted the standard prospectively in 2015 and no adjustment was made to prior periods.

In February 2016, the FASB issued ASU No. 2016-02 Leases (Topic 842), which requires lessees to recognize “right of use” assets and liabilities for all leases with lease terms of more than 12 months. The ASU requires additional quantitative and qualitative financial statement footnote disclosures about the leases, significant judgments made in accounting for those leases and amounts recognized in the financial statements about those leases. The effective date will be the first quarter of fiscal year 2020. The Company is currently evaluating the impact of the adoption of this accounting standard update on its financial statements.

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

Fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, a three-tier fair value hierarchy has been established, which prioritizes the inputs used in measuring fair value as follows:

•	Level 1—Observable inputs such as quoted prices in active markets for identical assets or liabilities. Level 1 assets at December 31, 2015 and December 31, 2014 included the Company’s cash, cash equivalents and investments in certificates of deposit. There were no Level 1 liabilities;

•	Level 2—Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly. The Company had no Level 2 assets or liabilities at December 31, 2015 or December 31, 2014; and

•	Level 3—Unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of assets or liabilities in which there is little or no market data. The Company had no Level 3 assets or liabilities at December 31, 2015 or December 31, 2014.

The fair value measurements of the Company’s cash equivalents and investments, which are measured at fair value on a recurring basis as of December 31, 2015 and 2014, were determined using the inputs described above and are as follows:

	Total	Fair Value Measurements at Reporting Data Using
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
December 31, 2015
Cash and money market funds	$110,120	$110,120	$—	$—

Total assets measured at fair value	$110,120	$110,120	$—	$—

December 31, 2014
Cash and money market funds	$49,677	$49,677	$—	$—

Total assets measured at fair value	$49,677	$49,677	$—	$—

3. Property and Equipment

Property and equipment consisted of the following:

	December 31,
	2015	2014
	(in thousands)
Furniture and equipment	$175	$157
Computers and IT equipment	267	190
Purchased software	728	686
Lab and research equipment	3,879	2,837
Leasehold improvements	463	348
Other fixed assets	65	35

Total property and equipment, gross	5,577	4,253
Less: accumulated depreciation and amortization	(2,398)	(1,943)

Total property and equipment, net	$3,179	$2,310

Total property and equipment assets under capital lease were $0.2 million as of December 31, 2015 and 2014. Accumulated depreciation related to assets under capital lease as of these dates were $19 thousand and $3 thousand, respectively. For the years ended December 31, 2015, 2014 and 2013, total depreciation and amortization expense was $0.5 million each year and is included in selling, general and administrative expenses and research and development in the accompanying consolidated statements of operations as follows:

	Years ended December 31,
	2015	2014	2013
	(in thousands)
Selling, general and administrative	$267	$366	$285
Research and development	274	99	177

Total depreciation and amortization expense	$541	$465	$462

4. Intangible Assets

Intangible assets consisted of the following:

	December 31,
	2015	2014
	(in thousands)
Customer relationships	$3,750	$3,750
Developed technology	4,400	4,400
Trade names	910	910

Gross intangible assets	9,060	9,060
Less: Accumulated amortization	(3,228)	(2,697)

Total intangible assets, net	$5,832	$6,363

Amortization expense was $0.5 million for each of the years ended December 31, 2015, 2014 and 2013. Amortization expense is included within selling, general and administrative expense in the accompanying consolidated statements of operations. As of December 31, 2015, estimated amortization expense for the next five years amounts to approximately $0.5 million per year.

5. Accrued Liabilities

Accrued liabilities consisted of the following:

	December 31,
	2015	2014
	(in thousands)
Accrued vacation	$438	$379
Deferred rent	380	247
Accrued bonuses	1,239	913
Other accrued employee-related liabilities	205	125
Accrued professional fees	447	221
Accrued supplier liability	90	198
Accrued subcontractor costs	2,913	292
Other accrued liabilities	285	258

Total accrued liabilities	$5,997	$2,633

6. Lines of Credit Obligation

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

In June 2014, January 2015 and March 2015, the LOCs were amended which allowed the Company to make additional investments in fixed assets; incur operating lease expenses in any fiscal year up to $0.6 million and then $0.9 million; declare or pay any dividend or distribution either in cash, stock or any other property, or redeem, retire, repurchase or otherwise acquire any shares of any class of its stock in connection with the

Company’s IPO; and extended the maturity date on both lines of credit to July 2015. In July 2015, the Company and Wells Fargo entered into the Amended and Restated Credit Agreement and the Amended and Restated Revolving Line of Credit Note (together, the “Amended Credit Facility”). The Amended Credit Facility replaced the LOCs and still provided the Company with a $3.9 million revolving line of credit which the Company could draw upon from time to time. The proceeds of the loans under the Amended Credit Facility could be used for working capital and general corporate purposes.

The Amended Credit Facility contained customary affirmative covenants, such as financial statement reporting requirements. The Amended Credit Facility also contained customary negative covenants that limited the ability of the Company to, among other things, pay cash dividends if a default was continuing or would occur as a result, incur debt, create liens and encumbrances, or redeem or repurchase stock for cash if a default was continuing or would occur as a result. Future U.S. subsidiaries were required to become subsidiary guarantors of all amounts owing under the Amended Credit Facility.

The Amended Credit Facility contained customary events of default, such as the failure to pay obligations when due, initiation of bankruptcy or insolvency proceedings, defaults on certain other indebtedness, change of control, and material breach of representations and warranties. Upon an event of default, the lender could, subject to customary cure rights, require the immediate payment of all amounts outstanding and foreclose on collateral.

The termination date of the Amended Credit Facility was July 1, 2018, when all outstanding loans would have become due and payable. Amounts outstanding under the Amended Credit Facility bore an interest at a rate equal to, at the Company’s option, (i) a fluctuating rate per annum equal to 2.25% above the overnight LIBOR Rate or (ii) a fixed rate per annum determined by Wells Fargo to be 2.00% above the LIBOR Rate in effect on the first day of each LIBOR Period.

As of December 31, 2015, the amount drawn down on the Amended Credit Facility was $3.8 million and bore a fixed interest rate of 2.3%. The Company recognized $90 thousand, $85 thousand and $43 thousand of interest expense related to the Amended Credit Facility and LOCs for each of the years ended December 31, 2015, 2014 and 2013, respectively.

In February 2016, the Company terminated the Amended Credit Facility and repaid the approximately $3.8 million outstanding under the Amended Credit Facility using its restricted cash.

7. Commitments and Contingencies

Collaborative Arrangement

In February 2015, the Company entered into a development and license agreement with Pfizer in which certain comparative clinical study costs for PF582 will be shared. Pfizer will be responsible for manufacturing and commercializing the product. Under the terms of the collaboration, the Company is eligible to receive up to $342 million in one-time payments, including a non-refundable payment for the license agreement of $51 million, which was received in March of 2015 upon receipt of antitrust approval, up to $291 million upon the successful achievement of certain pre-commercial and commercial milestones, and double digit escalating royalties on annual sales of PF582. Accordingly, the Company is recognizing the $51 million over the patent lives, which extend to 2028. In the year ended December 31, 2015, $3.0 million was recognized as license revenue.

Lease Agreements

In June 2010, the Company entered into an operating lease agreement (“Lease”) with a landlord for an initial term of 10 years, for its corporate headquarters comprised of one building located in San Diego, California. Occupation of the premises under the Lease began in April 2011. Under the terms of the Lease, the

Company pays annual base rent, subject to an annual fixed percentage increase, plus its share of common operating expenses. The annual base rent was subject to abatement of 50% for the first year of the lease. The Company recognizes rent expense on a straight-line basis over the lease term.

In September 2014, the Company amended its operating lease agreement to extend the term of the lease for an additional three years through March 31, 2024 and to lease additional facilities consisting of 7,315 square feet, resulting in a total increase in the estimated rent payments over the life of the lease by approximately $2.9 million. Base rent payments for the new space commenced in December 2014 and increased total estimated rent payments over the life of the lease by approximately $1.5 million. The extended term on the existing space increased total estimated rent payments by approximately $1.4 million. In addition to the base rent, the company is obligated to pay certain customary amounts for its share of operating expenses and tax obligations. In November 2015, the Company amended the lease agreement to lease additional facilities consisting of 16,811 square feet. Base rent payments for the new space will commence in March 2016 and June 2016 and will increase total estimated rent payments over the life of the lease by approximately $2.3 million.

Rent expense was $0.5 million for the year ended December 31, 2015 and $0.4 million for each of the years ended December 31, 2014 and 2013, which is included in selling, general and administrative and research and development expenses in the accompanying consolidated statements of operations as follows:

	Years Ended December 31,
	2015	2014	2013
	(in thousands)
Selling, general and administrative	$290	$279	$184
Research and development	248	99	175

Total rent expense	$538	$378	$359

In addition to the facilities lease, the Company has entered into operating and capital lease agreements for office and lab equipment that expire at various dates through December 2019.

As of December 31, 2015, the total estimated future annual minimum lease payment obligations under the Company’s non-cancelable leasing arrangements, including the facilities lease described above, are as follows:

	Payment Amounts
	Operating Leases	Capital Leases	Total
	(in thousands)
2016	$800	$47	$847
2017	906	47	953
2018	848	—	848
2019	873	—	873
2020	883	—	883
Thereafter	3,047	—	3,047

Total future minimum lease payments	$7,357	$94	$7,451

Indemnification

In the normal course of business, the Company enters into contracts and agreements that contain a variety of representations and warranties and provide for indemnification. The Company’s exposure under these agreements is unknown because it involves claims that may be made against the Company in the future, but have not yet been made. As of December 31, 2015, the Company has not paid any claims or been required to defend any action related to its indemnification obligations. However, the Company may record charges in the future as a result of these indemnification obligations.

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

Purchase Commitments

In connection with certain contractual obligations, the Company is obligated to make payments of up to $1.7 million over the next twelve months. This is primarily due to clinical studies and related manufacturing and development activities.

Contingencies

From time to time, the Company may be involved in legal proceedings, claims, and litigation in the ordinary course of business. At December 31, 2015 and 2014 there were no material legal proceedings.

8. Common Stock and Preferred Stock

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

Series A-1 and A-2 Redeemable Convertible Preferred Stock

The Series A-1 and A-2 preferred stock had a contingent redemption feature allowing redemption by the holders at any time after December 31, 2014 upon the affirmative vote of sixty-six and two thirds (66 2/3%) of the holders. As the event that would trigger the redemption of the redeemable convertible preferred stock was not solely within the Company’s control, the redeemable convertible preferred stock had been classified as mezzanine equity (outside of permanent equity) on the Company’s consolidated balance sheets. The shares were to be redeemed by paying cash in an amount per share equal to the greater of (i) the Series A original issue price and any Series A dividends accrued but unpaid, and (ii) the then-current fair market value of such shares.

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

As of December 31, 2013, no dividends had been declared or paid. Based on the IPO price of $6.00 per share and the offering closing on July 29, 2014, the Company issued 1.217,784 shares of common stock to holders of its outstanding preferred stock prior to the offering in satisfaction of these accrued dividends through July 28, 2014. Cumulative dividends as of July 28, 2014 and December 31, 2013 were as follows:

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

10. Significant Research and Development Agreements

The Company has two types of research and development agreements (i) those where it receives funding to advance its own products (“Funding Agreements”), and (ii) those where it co-develops or assists customers in developing their products (“Collaboration Agreements”).

Funding Agreements

Stelis Biopharma Private Limited, a subsidiary of Strides Arcolab Limited

In December 2012, the Company and Stelis Biopharma Private Limited (“Stelis”), entered into a Joint Development & License Agreement (“JDLA”), the purpose of which is to collaborate to develop certain therapeutic biosimilars through the completion of the first Phase 1 clinical trial. Under the terms of the agreement, Stelis is responsible for paying the costs associated with the Phase 1 trials and the manufacturing of the drug product for the trials. Stelis is obligated to reimburse the Company for any and all payments made to third-party service providers for Phase 1 trials. As of December 31, 2012 the total of all reimbursable costs was $0.2 million. These reimbursable costs were paid in full to Pfenex in 2013. In February 2015, the Company notified Stelis that it was removing PF530 Interferon beta-1b, PF726 PEGylated Interferon beta-1b and PF529 PEGylated filgrastim from the JDLA. In March 2013, the Company and Stelis entered into a joint venture agreement (“JVA”). The JVA was established to provide a vehicle for the advancement of biosimilars successful in Phase 1 trials under the JDLA. Under the terms of the JVA, both parties share equally in all decisions, and share revenue and costs 51% to Stelis and 49% to the Company. As of December 31, 2015, there was no investment in the joint venture by the Company, and there has been no activity in the joint venture (“JV”) to date. Once a biosimilar product successfully completes a Phase 1 trial and Stelis and the Company agree to contribute the biosimilar to the JV, the JV will incur activity.

The U.S. Department of Health and Human Services

In July 2010, the Company entered into a contract with the Biomedical Advanced Research and Development Authority (“BARDA”) within the Office of the Assistant Secretary for Preparedness and Response in the U.S. Department of Health and Human Services to develop a production strain and process for the production of bulk recombinant protective antigen (“rPA”) from anthrax. The arrangement is a cost plus fixed fee contract comprised of a base program and follow on options at BARDA’s election. At the inception of the contract, both BARDA and the Company entered into the arrangement with the expectation that BARDA would fund all costs of development and no costs in excess of the arrangement would be incurred by the Company. In December 2014, the Company filed the investigational new drug (“IND”) application for Px563L, BARDA extended the contract and provided additional funding, increasing the total contract to $25.2 million. The development contract was completed in August 2015.

In August 2015, the Company entered into a contract with BARDA for the advanced development of Px563L as a novel vaccine candidate for the prevention of anthrax infection (the “BARDA Advanced Development Agreement”). The BARDA Advanced Development Agreement is a cost plus fixed fee development contract valued at up to approximately $143.5 million, including an approximate 30 month base period of performance of approximately $15.9 million, and eight option periods valued at a total of approximately $127.6 million. The approximate 30 month base period of performance, which is the only performance period currently funded by BARDA, is from August 13, 2015 through February 12, 2018. Each additional option period, if exercised, would extend the period of performance and the entire contract period of performance would end on August 9, 2020.

Revenue is recognized in accordance with the authoritative guidance for revenue recognition including the authoritative guidance specific to federal government contractors. Reimbursable costs under this government contract primarily include direct labor, materials, subcontracts, accountable property and indirect costs. In addition, the Company receives a fixed fee under the BARDA contract, which is unconditionally earned as allowable costs are incurred and is not contingent on success factors. Reimbursable costs under this BARDA contract, including the fixed fee, are generally recognized as revenue in the period the reimbursable costs are incurred and become billable. The Company recorded revenues of $3.7 million, $6.6 million and $4.2 million for services performed in the years ended December 31, 2015, 2014 and 2013, respectively. Reimbursable costs related to fulfilling on this contract amounted to $2.9 million, $5.0 million and $2.3 million for the years ended December 31, 2015, 2014 and 2013, respectively, and are reflected in cost of revenue in the accompanying consolidated statements of operations. The billing of any overage in indirect cost rates over the approved provisional rates in the contract is not allowed. Any such overage is expensed as incurred. When and if final rates with Defense Contract Audit Agency are approved, the Company will recognize any change in revenue resulting from the rate change in the period such revised rates are approved and as such this would be considered a change in estimate. This agreement is subject to early termination and stop-work order in conformance with Federal Acquisition Regulations 52.249-6 and 52.242-15 whereupon BARDA may immediately terminate the agreement early for convenience, or request the Company to stop all or any part of the work for a period of at least 90 days. If BARDA is not adequately funded, there is a potential that some or all of the follow on options could be delayed or never elected.

The National Institute of Allergy and Infectious Diseases

In September 2012, the Company entered into a contract with the National Institute of Allergy and Infectious Diseases (“NIAID”) to provide services to advance vaccine components and technologies that accelerate the immune response for use in post-event settings following the intentional release of the NIAID Category A Priority Pathogen Bacillus anthracis or in response to naturally occurring outbreaks of infectious diseases caused by NIAID Category A Priority Pathogen B. anthracis. The arrangement is a cost plus fixed fee contract comprised of a base program and thirteen (13) follow on options at NIAID’s election. At the inception of the contract, both NIAID and the Company entered into the arrangement with the expectation that NIAID would fund all costs of development and no costs in excess of the arrangement would be incurred by the Company. The total amount of the contract including options is $22.9 million, with $2.2 million eligible for payment during the base program of approximately 14 months. The fixed fee is paid as specific activities are completed. NIAID exercised the first option period effective in January 2015, increasing the funding to $3.0 million. The contract has been extended through the end of March 2016.

Revenue is recognized in accordance with the authoritative guidance for revenue recognition including the authoritative guidance specific to federal government contractors. Reimbursable costs under this government contract primarily include direct labor, subcontracts and indirect costs. In addition, the Company receives a fixed fee under the NIAID contract, which is unconditionally earned as allowable costs are incurred and is not contingent on success factors. Reimbursable costs under this NIAID contract, including the fixed fee, are generally recognized as revenue in the period the reimbursable costs are incurred and become billable. The Company recorded revenues of $0.9 million, $1.0 million and $0.8 million for services performed in the years ended December 31, 2015, 2014 and 2013, respectively. Reimbursable costs related to fulfilling this contract amounted to $0.5 million, $0.5 million and $0.3 million for the years ended December 31, 2015, 2014 and 2013, respectively, and are reflected in cost of revenues in the accompanying consolidated statements of operations. The billing of any overage in indirect cost rates over the approved provisional rates in the contract is not allowed. Such overage is expensed as incurred. When and if final rates with Defense Contract Audit Agency are approved, the Company will recognize any change in revenue resulting from the rate change in the period such revised rates are approved and as such this would be considered a change in estimate. This agreement is subject to early termination and stop-work order in conformance with Federal Acquisition Regulations 52.249-6 and 52.242-15 wherein NIAID may immediately terminate the agreement early for convenience, or request the Company to stop all or any part of the work for a period of at least 90 days. If NIAID is not adequately funded, there is a potential that some or all of the follow on options could be delayed or never elected.

Collaboration Agreements

Pfizer

In February 2015, the Company entered into a Collaboration Agreement with Pfizer pursuant to which the Company and Pfizer will collaboratively develop PF582 for retinal diseases. Under the terms of the Collaboration Agreement, Pfizer received exclusive licenses and rights and assumed responsibility for clinical studies, manufacturing and commercialization of PF582 globally, and is obligated to use commercially reasonable efforts to manufacture and commercialize PF582. In consideration for the exclusive license and other rights contained in the Collaboration Agreement, the Company is eligible to receive up to $342 million in one-time payments, including a non-refundable payment of $51 million, which was received in March of 2015, and up to $291 million upon the successful achievement of certain pre-commercial and commercial milestones, and double digit escalating royalties on annual sales of PF582. The Collaboration Agreement also includes an obligation for each of the Company and Pfizer to offer the other an opportunity to co-develop any other ophthalmic biological product that inhibits vascular endothelial growth factor A, or VEGF-A.

The Company and Pfizer have established an executive steering committee with equal representation to review and oversee the collaboration, including approval of any development plans. Each party has ultimate decision making authority with respect to a specified limited set of issues, and for all other issues, including material changes to the development plan, the matter must be resolved by consensus or by an expedited arbitration process. Subject to the oversight of that committee, Pfizer will control and implement at its expense the strategies for obtaining and litigating third-party patent clearances and determining timing for market entry for PF582 in all markets.

The Company and Pfizer will each bear fifty percent of the costs of completing clinical development for PF582, with the Company’s share capped at $20 million, $10 million of which will be setoff as a credit against royalties payable to it, unless the Collaboration Agreement is terminated prior to such setoff, in which case, any amounts not setoff would be payable by the Company in accordance with an agreed upon payment structure.

Unless terminated earlier, the Collaboration Agreement will continue for twenty years from the first commercial sale of PF582. In the event of an assignment of the Collaboration Agreement, any entity to whom the agreement is assigned will be obligated to assume the responsibilities of the assigning party.

In 2015, the Company recognized $3.0 million in license revenue. As of December 31, 2015, $48.0 million was in deferred revenue.

Boehringer Ingelheim International GmbH

Effective December 2010, the Company entered into a three (3) year transaction agreement with Boehringer Ingelheim International GmbH (“BII”) to provide BII with access to the Company’s proprietary technology to express BII and BII’s clients’ proteins. During the collaboration, BII had the option to obtain a commercial license for up to four (4) designated proteins. All collaborations and licenses under the agreement are nonexclusive. Under the terms of the agreement, BII paid the Company an annual technology fee of $0.2 million and guaranteed a minimum fee of $0.6 million. Additionally, for providing protein expression services, BII paid the Company approximately $0.4 million per protein expression program with a guaranteed minimum of $1.05 million (“Service Guarantee”) during the term of the agreement.

The Company evaluated each of the deliverables included within the BII agreement and concluded the underlying deliverables met the criteria to be considered separate units of accounting; therefore, the annual technology maintenance fee was recognized in equal monthly installments over the related twelve annual month period, and revenue associated with the feasibility service fees was recognized as the services were performed.

The Company recorded license revenue associated with the BII annual technology maintenance fee of approximately $0.2 million for the year ending December 31, 2013. As a result of the expiration of the transaction agreement, no license revenue was recorded for the BII technology maintenance fee in 2014 or 2015. In fiscal year 2014 and 2013, the Company recognized feasibility revenue of $1.0 million and $5 thousand for services performed. As of December 31, 2013, the Company recorded deferred revenue of $1.0 million for Service Guarantee services to be performed. No deferred revenues were recorded as of December 31, 2014 or 2015. All performance obligations pursuant to the contract were completed during 2014.

11. Stock-Based Compensation

Stock Option Plan

The Company’s board of directors adopted, and the Company’s stockholders approved, the Company’s 2009 Equity Incentive Plan (“2009 Plan”) in 2009. The 2009 Plan terminated in connection with the Company’s IPO in 2014 and, accordingly, no awards will be granted under the 2009 Plan following the IPO. However, the 2009 Plan will continue to govern outstanding awards granted thereunder. An aggregate of 1.1 million shares of common stock was reserved for issuance under the 2009 Plan. The 2009 Plan provided for the grant of incentive stock options and for the grant of nonstatutory stock options, restricted stock, restricted stock units, and stock appreciation rights to the Company’s employees, directors and consultants. As of December 31, 2015, awards covering 0.6 million shares of common stock were outstanding under the 2009 Plan.

In July 2014, the board of directors adopted a 2014 Equity Incentive Plan (“2014 Plan”) and the Company’s stockholders approved it. The 2014 Plan provides for the grant of incentive stock options, within the meaning of Section 422 of the Internal Revenue Code, to employees and any parent and subsidiary corporations’ employees, and for the grant of nonstatutory stock options, restricted stock, restricted stock units, stock appreciation rights, performance units and performance shares to employees, directors and consultants and parent and subsidiary corporations’ employees and consultants. The shares available for issuance under the 2014 Plan include shares returned to the 2009 Plan as the result of expiration or termination of awards (provided that the maximum number of shares that may be added to the 2014 Plan pursuant to such previously granted awards under the 2009 Plan is 961,755 shares). The number of shares available for issuance under the 2014 Plan also includes an annual increase on the first day of each fiscal year beginning in 2015 and ending with and including the 2018 fiscal year, equal to the least of: (i) 1,356,219 shares; (ii) 2.5% of the outstanding shares of common stock as of the last day of the immediately preceding fiscal year; or (iii) such other amount as the board of directors may determine. As of December 31, 2015, a total of 837,893 shares of common stock were available for issuance pursuant to the 2014 Plan. As of December 31, 2015, awards covering 1.0 million shares of common stock were outstanding under the 2014 Plan.

Stock options granted to date under the 2009 Plan and the 2014 Plan have a term of ten years from the date of grant, and generally vest over a four year period. However, in the event that an incentive stock option (“ISO”) granted to a participant who, at the time the ISO is granted, owns stock representing more than ten percent (10%) of the total combined voting power of all classes of stock of the Company, the term of the ISO shall be five (5) years from the grant date or such shorter term as may be provided in the award agreement. In July 2014, the board of directors adopted the 2014 Employee Stock Purchase Plan (“ESPP”) and the stockholders approved it. As of December 31, 2015, a total of 637,383 shares of common stock were available for issuance under the ESPP. In addition, the ESPP provides for annual increases in the number of shares available for sale under the ESPP on the first day of each fiscal year beginning in 2015, equal to the least of: (i) 355,618 shares; (ii) 1.5% of the outstanding shares of the common stock on the last day of the immediately preceding fiscal year; or (iii) such other amount as may be determined by the administrator. As of December 31, 2015, 24,310 shares have been purchased under the ESPP.

Stock Options

Total stock-based compensation expense associated with stock options granted was $1.8 million, $0.4 million and $52 thousand for the years ending December 31, 2015, 2014 and 2013, respectively.

The exercise price of all options granted during the years ended December 31, 2015, 2014 and 2013 was equal to the estimated fair value of the underlying common stock on the date of grant. The fair value of each stock option granted is estimated on the grant date under the fair value method using the Black-Scholes model. The estimated fair values of the stock option, including the effect of estimated forfeitures, are then expensed over the requisite service period which is generally the vesting period. The following assumptions were used to estimate the fair value of stock options:

	Years Ended December 31,
	2015	2014	2013
Risk-free interest rate	1.3 – 1.9%	1.7 – 2.0%	1.2%
Expected volatility	49.8 – 68.2%	48.7 – 55.0%	54.4%
Expected dividend yield	0.0%	0.0%	0.0%
Expected life of options in years	6.0	5.3-6.1	6.1

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

The risk-free interest rate assumption is based upon observed interest rates during the period appropriate for the expected term of the options. The expected term of options granted represents the period of time the options are expected to be outstanding. With the exception of 1,217,784 shares of common stock issued in connection with the payment of all accrued and unpaid dividends on the preferred stock immediately prior to the completion of the Company’s IPO, the Company had never declared or paid dividends and has no plans to do so in the foreseeable future. Accordingly, the dividend yield assumption is based on the expectation that the Company will not pay dividends on its common stock in the future. Authoritative guidance requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The weighted-average grant date fair value of options granted during the year ended December 31, 2015, 2014 and 2013 was $5.91, $4.60 and $1.04 respectively. Total fair value of shares vested during the years ended December 31, 2015, 2014 and 2013 was $971 thousand, $137 thousand and $57 thousand, respectively.

Stock option transactions under the Plan during the years ended December 31, 2015, 2014 and 2013 are as follows:

	Number of Options (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2013	810	0.53
Granted	36	1.50
Exercised	(62)	0.39
Cancelled (forfeited)	(26)	0.89

Outstanding at December 31, 2013	758	0.57
Granted	611	8.89
Exercised	(105)	0.53
Cancelled (forfeited)	(32)	1.49

Outstanding at December 31, 2014	1,232	4.68
Granted	831	11.35
Exercised	(277)	0.73
Cancelled (forfeited)	(148)	7.31

Outstanding at December 31, 2015	1,638	$8.50	8.08	$7,962

Vested and expected to vest at December 31, 2015	1,528	$8.33	8.01	$7,637
Vested and exercisable at December 31, 2015	553	$3.91	6.15	$4,717

The Company received $201 thousand, $56 thousand and $24 thousand for the years ended December 31, 2015, 2014 and 2013, respectively, for options exercised. Options outstanding at December 31, 2015 have a weighted-average remaining contractual term of 8.1 years.

As of December 31, 2015, there was approximately $5.1 million of unrecognized compensation cost related to unvested stock option awards, and the weighted-average period over which this cost is expected to be recognized is 2.9 years.

The total aggregate intrinsic value, which is the amount, if any, by which the exercise price was exceeded by the estimated fair value of the Company’s common stock, of options exercised, was $4.7 million, $0.8 million and $89 thousand for the years ended December 31, 2015, 2014 and 2013, respectively.

In June 2014, the Company granted a total of 259,224 common stock options to purchase shares of the Company’s stock at an exercise price of $11.59 per share pursuant to the Plan. All of these options vest over four years.

12. Retirement Plan

The Company has a 401K Savings Plan (“401K”). The 401K is for the benefit of all qualifying employees and permits voluntary contributions by employees up to a maximum percentage allowable by current IRS regulations. The Company did not match employee contributions.

13. Income Taxes

The components of the income tax benefit (expense) are as follows:

	Years Ended December 31,
	2015	2014	2013
	(in thousands)
Income tax benefit (expense)
Current	$680	$1,047	$1,469
Deferred	(1,132)	(1,047)	1,202

Total benefit (expense)	$(452)	$—	$2,671

During the year ended December 31, 2015 the Company recorded an income tax provision of $0.5 million attributable to U.S. Federal alternative minimum tax and state income tax. For the year ended December 31, 2014 the Company recorded zero tax expense. During the year ended December 31, 2013, the Company recorded an income tax benefit of $2.7 million.

As of December 31, 2015, the Company had federal and state research and development credits carryforwards of approximately $1.1 million and $0.1 million, respectively, to offset potential tax liabilities. The Company utilized all of its net operating loss carryforwards to offset taxable income in 2015. The Company had no federal or California net operating loss carryforwards and $0.2 million of other state net operating loss carryforwards as of December 31, 2015. The state losses can be carried forward until 2034 unless utilized.

Pursuant to Internal Revenue Code (IRC) Sections 382 and 383, annual use of the Company’s net operating loss and research and development credit carryforwards may be limited in the event a cumulative change in ownership of more than 50% occurs within a three year period. The Company has completed an IRC Section 382/383 analysis regarding the limitation of net operating loss and research and development credit carryforwards and found that a greater than 50% cumulative change in ownership occurred in August of 2014 in conjunction with the Company’s initial public offering. The Company had significant built in gains therefore all the pre-change net operating losses were available for utilization.

Significant components of the Company’s deferred tax assets as of December 31, 2015 and 2014 are shown below. A valuation allowance of $14.4 million for the year ended December 31, 2015 has been established to offset deferred tax assets as realization of such assets is uncertain with the exception of $2.0 million related to deferred revenue. The future reversal of the deferred revenue is a future source of income when evaluating the deferred tax asset and valuation allowance.

	December 31,
	2015	2014
	(in thousands)
Deferred tax assets
Net operating losses	$12	$5,731
Deferred revenue	16,506	80
Other	2,604	1,837

Total deferred tax assets	19,122	7,648

Deferred tax liabilities
Depreciation and amortization	(757)	(731)
Intangible assets	(2,058)	(2,550)

Total deferred tax liabilities	(2,815)	(3,281)

Valuation allowance	(14,352)	(4,367)

Net deferred tax asset	$1,955	$—

The Company adopted the provisions of Accounting Standards Update 2015-17, Balance Sheet Classification of Deferred Taxes, effective December 31, 2015. Under the new guidance, companies are required to classify all deferred tax assets and liabilities as non-current. The guidance was adopted on a prospective basis, and prior period deferred tax assets and liabilities have not been retrospectively adjusted.

The provision for income taxes differs from the U.S. federal statutory tax rate primarily due to state and local income taxes, valuation allowance established, and research and development credits.

A reconciliation of the Company’s effective tax rate and federal statutory tax rate at December 31, 2015, 2014 and 2013 is as follows:

	December 31,
	2015		2014		2013
	(in thousands)
Federal income taxes	$9,440	34.00%	$(3,330)	34.00%	$2,278	34.00%
State income taxes	673	2.42%	(567)	5.78%	390	5.81%
Permanent items	(507)	(1.82)%	126	(1.29)%	(29)	(0.43)%
Valuation allowance	(9,984)	(35.96)%	3,994	(40.75)%	(374)	(5.58)%
Other	(74)	(0.27)%	(223)	2.26%	406	6.06%

Total income tax benefit (expense)	$(452)	(1.63)%	$—	0.00%	$2,671	39.86%

In accordance with authoritative guidance, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. The Company established an uncertain tax position with respect to its R&D credits as of December 31, 2015.

Following is a tabular reconciliation of the Unrecognized Tax Benefits (“UTB”) activity (excluding interest and penalties):

	December 31,
	2015	2014	2013
	(in thousands)
Beginning balance of unrecognized tax benefits	$—	$—	$—
Additions based on tax positions related to the current year	162	—	—
Additions based on tax positions of the prior year	139	—	—
Reductions for tax positions of the prior year	—	—	—
Settlements	—	—	—
Reductions due to lapse in statute of limitations	—	—	$—

Reductions for tax positions of the prior year	$301	$—	$—

As of December 31, 2015, if recognized, approximately $0.3 million would affect the effective tax rate if the Company did not have a valuation allowance.

The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. No accrued interest or penalties were included in its consolidated balance sheets at December 31, 2015, or 2014, and the Company did not recognize any interest and/or penalties in its consolidated statements of operations during the years ended December 31, 2015, 2014, or 2013.

The Company does not anticipate significant increases or decreases within the next 12 months with respect to its unrecognized tax benefit.

The Company is subject to income tax in the United States and various states. The Company currently has no years under examination by any jurisdiction; however, the Company is subject to income tax examination by federal and various state tax authorities for the years beginning in 2012 for federal and 2011 for state purposes.

14. Net Loss Per Share of Common Stock

The following table summarizes the computation of basic and diluted net loss per share attributable to common stockholders of the Company:

	December 31,
	2015	2014	2013
	(in thousands, except per share data)
Net loss	$(28,216)	$(9,794)	$(4,062)
Effective preferred stock dividend	—	—	(1,695)

Net loss plus preferred stock dividend—basic and diluted	$(28,216)	$(9,794)	$(5,757)

Weighted average shares used to compute basic and diluted net loss per share	22,376	9,441	1,531

Basic and diluted net loss per common share	$(1.26)	$(1.04)	$(3.76)

Basic net loss attributable to common stockholders per share is computed by dividing the net loss attributable to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted net loss attributable to common stockholders per share is computed by dividing the net loss attributable to common stockholders by the weighted-average number of common shares and dilutive common stock equivalents outstanding for the period, determined using the treasury-stock method and the as-if converted method, for convertible securities, if inclusion of these is dilutive. Because the Company has reported a net loss for the years ended December 31, 2015, 2014 and 2013, diluted net loss per common share is the same as basic net loss per common share for those periods.

The following potentially dilutive securities outstanding at the end of the periods presented have been excluded from the computation of diluted shares outstanding:

	December 31,
	2015	2014	2013
	(in thousands)
Options to purchase common stock	1,638	1,232	758
ESPP	33	45	—
Redeemable convertible preferred stock	—	—	8,635

15. Subsequent Events

In February 2016, the Company and Wells Fargo agreed to terminate the Amended Credit Facility (see Note 6 – Lines of Credit Obligation), and the Company repaid the approximately $3.8 million outstanding under the Amended Credit Facility using its restricted cash. The Company did not incur any termination penalties in connection with the termination of the Amended Credit Facility.

16. Quarterly Financial Data (unaudited)

The following is a summary of the quarterly results of the Company for the years ended December 31, 2015 and 2014 (unaudited):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year Ended December 31
	(in thousands, except for per share data)
2015
Revenues	$1,975	$2,290	$2,057	$3,261	$9,583
Cost of revenues	1,308	921	682	1,729	4,640

Gross profit	667	1,369	1,375	1,532	4,943
Operating expenses	6,700	7,298	8,955	9,828	32,781
Other income (expense)	80	(33)	(9)	36	74
Income tax expense	(19)	(21)	(1)	(411)	(452)

Net loss and net loss attributable to common stockholders	(5,972)	(5,983)	(7,590)	(8,671)	(28,216)

Net loss per share:
Basic and Diluted	$(0.29)	$(0.27)	$(0.33)	$(0.37)	$(1.26)
Shares used in the calculation of net loss per share:
Basic and Diluted	20,474	22,460	23,215	23,295	22,376
2014
Revenues	$2,558	$3,266	$2,801	$2,019	$10,644
Cost of revenues	1,908	2,544	1,579	1,202	7,233

Gross profit	650	722	1,222	817	3,411
Operating expenses	2,173	2,884	3,698	4,373	13,128
Other expense	(18)	(21)	(19)	(19)	(77)
Income tax benefit (expense)	(1)	—	—	1	—

Net loss	(1,542)	(2,183)	(2,495)	(3,574)	(9,794)

Effective preferred stock dividends(1)	(435)	(447)	—	—	—

Net loss attributable to common stockholders	(1,977)	(2,630)	(2,495)	(3,574)	(9,794)

Net loss per share:
Basic and Diluted	$(1.28)	$(1.67)	$(0.16)	$(0.18)	$(1.04)
Shares used in the calculation of net loss per share:
Basic and Diluted	1,548	1,571	15,319	20,388	9,441

(1)	The holders of the Company’s convertible preferred stock were entitled to cumulative dividends prior and in preference to its common stock. Because the holders of its convertible preferred stock were entitled to participate in dividends, net loss attributable to common stockholders was equal to net loss adjusted for convertible preferred stock dividends for the period. Immediately upon the closing of the Company’s IPO, all outstanding shares of its redeemable convertible preferred stock, or its convertible preferred stock, were automatically converted into an aggregate of 8,634,857 shares of common stock and these holders were issued 1,217,784 shares of common stock for the payment of all accrued and unpaid dividends through July 28, 2014 in connection with such conversion based on the initial public offering price of $6.00 per share and the offering closing on July 29, 2014. See Note 14 to the Company’s financial statements for a description of the method used to compute basic and diluted net loss per share attributable to common stockholders and for a description of convertible preferred stock, respectively. Please refer to Note 8 of the Company’s consolidated financial statements for an explanation of the cumulative preferred stock dividends.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2015, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Annual Report on Internal Control Over Financial Reporting and Attestation Report of the Registered Public Accounting Firm

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Management conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on the assessment, management has concluded that its internal control over financial reporting was effective as of December 31, 2015 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP. Our independent registered public accounting firm, Haskell & White, LLP, is not required to and has not issued an attestation report as of December 31, 2015 due to a transition period established by the rules of the SEC for newly public companies that have not lost their “emerging growth company” status as defined in the JOBS Act.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls

Management recognizes that a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud or error, if any, have been detected. These inherent limitations include the realities that judgments in decision making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Item 9B.	Other Information

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated herein by reference from our definitive proxy statement relating to our 2016 annual meeting of shareholders. The definitive proxy statement will be filed with the Securities and Exchange Commission within 120 days after the end of the 2015 fiscal year.

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

The information required by this item is incorporated herein by reference from our definitive proxy statement relating to our 2016 annual meeting of shareholders. The definitive proxy statement will be filed with the Securities and Exchange Commission within 120 days after the end of the 2015 fiscal year.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated herein by reference from our definitive proxy statement relating to our 2016 annual meeting of shareholders. The definitive proxy statement will be filed with the Securities and Exchange Commission within 120 days after the end of the 2015 fiscal year.

Item 13.	Certain Relationships and Related Transactions and Director Independence

The information required by this item is incorporated herein by reference from our definitive proxy statement relating to our 2016 annual meeting of shareholders. The definitive proxy statement will be filed with the Securities and Exchange Commission within 120 days after the end of the 2015 fiscal year.

Item 14.	Principal Accountant Fees and Services

The information required by this item is incorporated herein by reference from our definitive proxy statement relating to our 2016 annual meeting of shareholders. The definitive proxy statement will be filed with the Securities and Exchange Commission within 120 days after the end of the 2015 fiscal year.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) The following documents are filed as part of this report:

1. Financial Statements

See Index to Financial Statements at Item 8 herein.

2. Financial Statement Schedules

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

	Years Ended December 31,
	2015	2014	2013
	(in thousands)
Allowance for Doubtful Accounts:
Beginning balance	$585	$44	$16
Charged to costs and expenses	—	559	44
Reductions and write-offs	(177)	(18)	(16)

Ending balance	$408	$585	$44

All other schedules have been omitted because they are not required, not applicable, or the required information is otherwise included.

3. Exhibits

The documents listed in the Exhibit Index of this Annual Report on Form 10-K are incorporated by reference or are filed with this report, in each case as indicated therein (numbered in accordance with Item 601 of Regulation S-K).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 10, 2016.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Bertrand C. Liang Bertrand C. Liang	President, Chief Executive Officer, Secretary and Director (Principal Executive Officer)	March 10, 2016

/s/ Paul A. Wagner Paul A. Wagner	Chief Financial Officer (Principal Financial Officer)	March 10, 2016

/s/ Patricia Lady Patricia Lady	Chief Accounting Officer (Principal Accounting Officer)	March 10, 2016

/s/ William R. Rohn William R. Rohn	Chairman and Director	March 10, 2016

/s/ Robin D. Campbell Robin D. Campbell	Director	March 10, 2016

/s/ Dennis Fenton Dennis Fenton	Director	March 10, 2016

/s/ Phillip M. Schneider Phillip M. Schneider	Director	March 10, 2016

/s/ John Taylor John Taylor	Director	March 10, 2016

EXHIBIT INDEX

Exhibit Number	Description	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of the Registrant.	8-K	001-36540	3.2	July 29, 2014

3.2	Amended and Restated Bylaws of the Registrant.	S-1	333-196539	3.3	June 5, 2014

4.1	Specimen Stock Certificate.	S-1/A	333-196539	4.1	June 23, 2014

4.2	Investors’ Rights Agreement, dated December 1, 2009, as amended, by and among the Registrant and the investors named therein.	S-1/A	333-196539	4.2	July 7, 2014

4.3	Amended and Restated Subscription Agreement, dated May 2, 2014.	S-1	333-196539	4.3	June 5, 2014

10.1+	2009 Equity Incentive Plan and form of award thereunder.	S-1	333-196539	10.1	June 5, 2014

10.2+	2014 Equity Incentive Plan and form of award thereunder.	S-1/A	333-196539	10.2	July 17, 2014

10.3+	2014 Employee Stock Purchase Plan.	S-1/A	333-196539	10.3	July 7, 2014

10.4	Form of Indemnification Agreement.	S-1	333-196539	10.4	June 5, 2014

10.5	Lease Agreement, dated June 22, 2010, between the Registrant and BRS-Tustin Safeguard Associates II, LLC.	S-1	333-196539	10.5	June 5, 2014

10.6	First Amendment to Multi-Tenant Industrial/Commercial Lease dated September 4, 2014 between the Registrant and BRS-Tustin Safeguard Associates II, LLC.	8-K	001-36540	10.1	September 25, 2014

10.7*	Second Amendment to Multi-Tenant Industrial/Commercial Lease dated November 19, 2015 between the Registrant and BRS-Tustin Safeguard Associates II, LLC.

10.8†	Joint Development & License Agreement, dated December 31, 2012, between the Registrant and Agila Biotech Private Limited.	S-1/A	333-196539	10.6	June 25, 2014

10.9†	Joint Venture Agreement, dated March 7, 2013, between the Registrant and Agila Biotech Private Limited.	S-1/A	333-196539	10.7	June 25, 2014

10.10†	Technology License Agreement, dated November 30, 2009, between the Registrant and The Dow Chemical Company.	S-1/A	333-196539	10.8	June 25, 2014

Exhibit Number	Description	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date

10.11	Grant Back License Agreement, dated November 30, 2009, between the Registrant and The Dow Chemical Company.	S-1	333-196539	10.9	June 5, 2014

10.12	Technology Assignment Agreement, dated November 30, 2009, between the Registrant and The Dow Chemical Company.	S-1	333-196539	10.10	June 5, 2014

10.13	Contribution Assignment and Assumption Agreement, dated November 30, 2009, between the Registrant and The Dow Chemical Company.	S-1	333-196539	10.11	June 5, 2014

10.14†	Subcontract Agreement, effective September 11, 2009, between the Registrant, as assignee of The Dow Chemical Company, and Science Applications International Corporation.	S-1/A	333-196539	10.12	June 25, 2014

10.15†	Subcontract Agreement, Modification 21, effective September 12, 2014, between the Registrant, as assignee of The Dow Chemical Company, and Science Applications International Corporation.	10-Q	001-36540	10.4	November 14, 2014

10.16†	Cost Plus Fixed Fee Agreement, dated July 30, 2010, as amended December 18, 2014, between the Registrant and the United States Department of Health and Human Services.	10-K	001-36540	10.15	March 16, 2015

10.17	Modification No. 11, effective January 5, 2015, to Contract Agreement dated July 30, 2010, between the Registrant and the United States Department of Health and Human Services	10-Q	001-36540	10.6	May 14, 2015

10.18	Modification No. 12, effective May 5, 2015, to Contract Agreement dated July 30, 2010, between the Registrant and the United States Department of Health and Human Services.	10-Q	001-36540	10.1	August 13, 2015

10.19	Modification No. 13, effective July 23, 2015, to Contract Agreement dated July 30, 2010, between the Registrant and the United States Department of Health and Human Services.	10-Q	001-36540	10.2	November 13, 2015

10.20*††	Modification No. 14, effective October 20, 2015, to Contract Agreement dated July 30, 2010, between the Registrant and the United States Department of Health and Human Services.

Exhibit Number	Description	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date

10.21	Credit Agreement, dated May 1, 2012, as amended, between the Registrant and Wells Fargo Bank, National Association.	S-1	333-203418	10.16	April 15, 2015

10.22	Third Amendment to Credit Agreement, dated December 11, 2014, between the Registrant and Wells Fargo Bank, National Association.	10-K	001-36540	10.17	March 16, 2015

10.23	Amended and Restated Credit Agreement, dated July 1, 2015, between the Registrant and Wells Fargo Bank, National Association.	8-K	001-36540	10.1	July 6, 2015

10.24	First Amendment to Amended and Restated Credit Agreement, dated September 28, 2015, between the Registrant and the Wells Fargo Bank, National Association.	10-Q	001-36540	10.3	November 13, 2015

10.25	Security Agreement, dated May 1, 2012, between the Registrant and Wells Fargo Bank, National Association.	S-1	333-196539	10.15	June 5, 2014

10.26	Security Agreement, dated June 24, 2013, between the Registrant and Wells Fargo Bank, National Association.	S-1	333-196539	10.17	June 5, 2014

10.27	Security Agreement dated June 24, 2014 between the Registrant and Wells Fargo Bank, National Association.	S-1/A	333-196539	10.28	July 7, 2014

10.28	Revolving Line of Credit Note, dated May 1, 2012, between the Registrant and Wells Fargo Bank, National Association.	S-1	333-203418	10.19	April 15, 2015

10.29	Revolving Line of Credit Note, dated June 24, 2013, between the Registrant and Wells Fargo Bank, National Association.	S-1	333-203418	10.21	April 15, 2015

10.30	Amended and Restated Revolving Line of Credit Note, dated July 1, 2015, between the Registrant and Wells Fargo Bank, National Association.	8-K	001-36540	10.2	July 6, 2015

10.31	Securities Account Control Agreement, dated June 24, 2013, between the Registrant and Wells Fargo Bank, National Association.	S-1	333-196539	10.19	June 5, 2014

10.32+	Executive Employment Agreement, dated June 20, 2014, between the Registrant and Bertrand C. Liang.	S-1/A	333-196539	10.20	June 23, 2014

10.33+	Executive Employment Agreement, dated June 20, 2014, between the Registrant and Paul A. Wagner.	S-1/A	333-196539	10.21	June 23, 2014

Exhibit Number	Description	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date

10.34+	Executive Employment Agreement, dated June 20, 2014, between the Registrant and Patricia Lady.	S-1/A	333-196539	10.22	June 23, 2014

10.35+	Executive Employment Agreement, dated June 20, 2014, between the Registrant and Patrick K. Lucy.	S-1/A	333-196539	10.23	June 23, 2014

10.36+	Executive Employment Agreement, dated June 20, 2014, between the Registrant and Henry W. Talbot.	S-1/A	333-196539	10.24	June 23, 2014

10.37+	Executive Employment Agreement, dated November 3, 2014, between the Registrant and Hubert C. Chen.	10-K	001-36540	10.29	March 16, 2015

10.38+	Executive Incentive Compensation Plan.	S-1/A	333-196539	10.27	June 23, 2014

10.39†	Contract Agreement, dated September 27, 2012, between the Registrant and the National Institutes of Health.	S-1/A	333-196539	10.25	June 25, 2014

10.40	Modification No. 3, dated October 31, 2014, to Contract Agreement, dated September 27, 2012, between the Registrant and the National Institutes of Health.	10-K	001-36540	10.32	March 16, 2015

10.41†	Modification No. 4, dated January 5, 2015, to Contract Agreement, dated September 27, 2012, between the Registrant and the National Institutes of Health.	10-K	001-36540	10.33	March 16, 2015

10.42†	Modification No. 5, dated April 5, 2015, to Contract Agreement, dated September 27, 2012, between the Registrant and the National Institutes of Health.	S-1	333-203418	10.34	April 15, 2015

10.43*††	Modification No. 6, dated November 2, 2015, to Contract Agreement, dated September 27, 2012, between the Registrant and the National Institutes of Health.

10.44†	Development and License Agreement, dated February 9, 2015, between the Registrant and Hospira Bahamas Biologics Ltd.	S-1/A	333-203418	10.35	April 23, 2015

10.45†	Cost Plus Fixed Fee Agreement, dated August 14, 2015 between the Registrant and the United States Department of Health and Human Services.	10-Q/A	001-36540	10.1	February 23, 2016

10.46*††	Modification No. 1, effective October 15, 2015, to Cost Plus Fixed Fee Agreement, dated August 14, 2015, between the Registrant and the United States Department of Health and Human Services.

Exhibit Number	Description	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date

23.1*	Consent of Haskell & White, LLP, Independent Registered Public Accounting Firm.

24.1*	Power of Attorney (contained on signature page).

31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1^	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
^	The information in this exhibit is furnished and deemed not filed with the Securities and Exchange Commission for purposes of section 18 of the Exchange Act of 1934, as amended (the “Exchange Act”), and is not to be incorporated by reference into any filing of Pfenex Inc. under the Securities Act of 1933, as amended (the “Securities Act”), or the Exchange Act, whether made before or after the date hereof, regardless of any general incorporation language in such filing.
†	Portions of the exhibit have been omitted pursuant to an order granted by the Securities and Exchange Commission for confidential treatment.
††	Portions of this exhibit have been omitted pursuant to a request for confidential treatment and the non-public information has been filed separately with the SEC.
+	Indicates a management contract or compensatory plan.