Form 10-Q
period 2016-03-31
Pfenex Inc.
filed 2016-05-09
CIK 1478121

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

As of April 29, 2016, the registrant had 23,376,215 shares of Common Stock ($0.001 par value) outstanding.

PFENEX INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

PFENEX INC.

Condensed Consolidated Balance Sheets

	March 31, 2016 (unaudited)	December 31, 2015
	(in thousands)
Assets
Current assets
Cash and cash equivalents	$96,527	$106,162
Restricted cash	—	3,959
Accounts and unbilled receivables, net	2,969	2,683
Income tax receivable	508	508
Other current assets	2,088	1,718

Total current assets	102,092	115,030
Deferred income taxes	1,955	1,955
Property and equipment, net	4,149	3,179
Other long term assets	121	121
Intangible assets, net	5,699	5,832
Goodwill	5,577	5,577

Total assets	$119,593	$131,694

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$1,087	$886
Accrued liabilities	5,675	5,997
Current portion of deferred revenue	3,907	3,870
Line of credit obligation	—	3,813
Income tax payable	1,645	1,676

Total current liabilities	12,314	16,242
Deferred revenue, less current portion	43,278	44,225
Other long-term liabilities	61	46

Total liabilities	55,653	60,513
Commitments and contingencies (Note 7)
Stockholders’ equity
Preferred stock, $0.001 par value, 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value, 200,000,000 shares authorized; 23,375,992 and 23,316,413 shares issued and outstanding at March 31, 2016 and December 31, 2015, respectively	24	24
Additional paid-in capital	213,629	212,661
Accumulated deficit	(149,713)	(141,504)

Total stockholders’ equity	63,940	71,181

Total liabilities and stockholders’ equity	$119,593	$131,694

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PFENEX INC.

Condensed Consolidated Statements of Operations

(unaudited)

	Three Months Ended March 31,
(in thousands, except per share data)	2016	2015
Revenue	$2,764	$1,975
Cost of revenue	1,276	1,308

Gross profit	1,488	667

Operating expense
Selling, general and administrative	4,209	3,891
Research and development	5,487	2,809

Total operating expense	9,696	6,700

Loss from operations	(8,208)	(6,033)
Other income, net	—	80

Net loss before income taxes	(8,208)	(5,953)
Income tax expense	(1)	(19)

Net loss	$(8,209)	$(5,972)

Net loss per common share basic and diluted	$(0.35)	$(0.29)

Weighted-average common shares used to compute basic and diluted net loss per share	23,353	20,474

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PFENEX INC.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Three Months Ended March 31,
	2016	2015
	(in thousands)
Cash flows from operating activities
Net loss	$(8,209)	$(5,972)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation and amortization	149	126
Amortization of intangible assets	133	133
Stock-based compensation expense	857	316
Changes in operating assets and liabilities
Accounts and unbilled receivables	(286)	334
Other current assets	(370)	(305)
Other long term assets	—	(1)
Accounts payable	202	685
Accrued expenses	(307)	424
Deferred revenue	(910)	50,700
Income tax (payable) receivable	(31)	17

Net cash (used in) provided by operating activities	(8,772)	46,457

Cash flow from investing activities
Acquisitions of property and equipment	(1,119)	(293)

Net cash used in investing activities	(1,119)	(293)

Cash flows from financing activities
Repayments of borrowings under line of credit agreement	(3,813)	—
Restricted cash	3,959	—
Proceeds from exercise of stock options and other stock issuances	110	109

Net cash provided by financing activities	256	109

Net (decrease) increase in cash and cash equivalents	(9,635)	46,273
Cash and cash equivalents
Beginning of period	106,162	45,722

End of period	$96,527	$91,995

Supplemental schedule of cash flow information
Cash paid for interest	$19	$26
Cash paid for taxes	$32	$2

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PFENEX INC.

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2016

1. Organization and Summary of Significant Accounting Policies

Business Activities and Organization

Pfenex Inc. (“Company” or “Pfenex”) was incorporated in the state of Delaware in 2009. Pfenex is a clinical-stage biotechnology company engaged in the development of biosimilar and therapeutic equivalents to branded therapeutics and other high-value and difficult to manufacture proteins. The Company’s lead product candidate is PF582, a biosimilar candidate to Lucentis (ranibizumab). Lucentis is marketed by Genentech, Inc., a wholly-owned member of the Roche Group and Novartis AG, for the treatment of patients with retinal diseases. The Company is conducting a Phase 1b/2a trial in patients with wet age-related macular degeneration, or wet AMD, with its collaboration partner, Hospira, Inc. (“Hospira”), a subsidiary of Pfizer Inc. (collectively with Hospira, “Pfizer”). Pfizer is responsible for manufacturing, clinical studies and commercialization of PF582 globally upon successful receipt of marketing approval. The Company’s next most advanced product candidates are PF530 and PF708. PF530 is a biosimilar candidate to Betaseron (Interferon beta-1b), marketed by Bayer AG for the treatment of multiple sclerosis. The pilot Phase 1 study for PF530 was completed in 2015. PF708 is a therapeutic equivalent candidate to Forteo (teriparatide), marketed by Eli Lilly and Company, or Eli Lilly, for the treatment of osteoporosis. PF708 entered into a bioequivalence study at the end of 2015 and completed our top-line analysis in the second quarter of 2016. In addition to the Company’s three lead product candidates, its pipeline includes five other biosimilar candidates as well as vaccines and next generation biologic candidates. The Company filed the Investigational New Drug (“IND”) application for its recombinant anthrax vaccine at the end of 2014 and initiated a phase 1a study at the end of 2015.

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

Subsidiary – Pfenex Limited

The UK subsidiary was formed in December 2013 to assist with the Company’s international strategy at that time. In May 2015, the Company initiated the process to dissolve the subsidiary and finalized the dissolution in September 2015. Since its incorporation, there had been no activity in the subsidiary and therefore no intercompany relationship requiring inclusion in the accompanying unaudited condensed consolidated financial statements.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements, which include the Company’s wholly-owned subsidiary, have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions of the Securities and Exchange Commission (“SEC”) on Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by U.S. GAAP for complete financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments necessary, which are of a normal and recurring nature, for the fair presentation of the Company’s financial position and of the results of operations and cash flows for the periods presented. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, as filed with the SEC. The results of operations for the interim period shown in this report are not necessarily indicative of the results that may be expected for any other interim period or for the full year.

Certain reclassifications of 2015 amounts have been made to conform with the 2016 presentation.

Segments

The Company operates in one segment. Management uses one measurement of profitability and does not segregate its business for internal reporting. With the exception of $0.1 million of long-lived assets held by a third-party vendor in India for manufacturing purposes, as of March 31, 2016, all of our long-lived assets were located within the United States.

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

Concentrations

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents, investments and accounts and unbilled receivables. The Company has established guidelines intended to limit its exposure to credit risk by placing investments with high credit quality financial institutions, diversifying its investment portfolio and placing investments with maturities that help maintain safety and liquidity. All cash and cash equivalents were held at three major financial institutions as of March 31, 2016 and December 31, 2015. For the Company’s cash position of $96.5 million as of March 31, 2016, the Company has exposure to credit loss for amounts in excess of insured limits in the event of non-performance by the institutions; however, the Company does not anticipate non-performance.

Additional credit risk is related to the Company’s concentration of receivables. As of March 31, 2016 and December 31, 2015, receivables were concentrated among one customer representing 87% and 88% of total net receivables, respectively. For the three month period ended March 31, 2016, revenue was concentrated among two customers, including the Company’s collaborative partner, representing 87% of total revenues and three customers representing 67% for the three months ended March 31, 2015. There were no supplier concentrations.

A portion of revenue is earned from sales outside the United States. Non-U.S. revenue is denominated in U.S. dollars. A breakdown of the Company’s net revenue from U.S. and non-U.S. sources for the three months ended March 31, 2016 and 2015 is as follows:

	Three Months Ended March 31,
(in thousands)	2016	2015
US Revenue	$2,724	$1,608
Non-US Revenue	40	367

	$2,764	$1,975

During the three months ended March 31, 2016, no single country accounted for more than 10% of the Company’s revenue. During the three months ended March 31, 2015, revenue earned from non-recurring sales in Japan accounted for 10% of the Company’s revenue.

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

The Company assesses milestone payments on an individual basis and recognizes revenue from nonrefundable milestone payments when the earnings process is complete and the payment is reasonably assured. Nonrefundable milestone payments related to arrangements under which the Company has continuing performance obligations are recognized as revenue upon achievement of the associated milestone, provided that (i) the milestone event is substantive and its achievability was not reasonably assured at the inception of the agreement and (ii) the amount of the milestone payment is reasonable in relation to the effort expended or the risk associated with the milestone event. Where separate milestone payments do not meet these criteria, the Company recognizes revenue using a contingency-adjusted performance model over the period of performance. For the three months ended March 31, 2016 and 2015, no revenue in connection with the achievement of milestones has been recognized.

The Company’s reagent protein products are comprised of internally developed reagent protein products and those purchased from original manufacturers for resale. Revenues for reagent product sales are reflected net of attributable sales tax. The Company generally offers a 30 day return policy. The Company recognizes reagent product revenue from product sales when it is realized or realizable and earned. Revenue is realized or realizable and earned when all of the following criteria are met: (1) persuasive evidence of an arrangement exists, (2) delivery has occurred or services have been rendered, (3) the Company’s price to the buyer is fixed or determinable, and (4) collectability is reasonably assured. Revenue from sales transactions where the buyer has the right to return the product is recognized at the time of sale only if: (1) the Company’s price to the buyer is substantially fixed or determinable at the date of sale, (2) the buyer has paid the Company, or the buyer is obligated to pay the Company and the obligation is not contingent on resale of the product, (3) the buyer’s obligation to the Company would not be changed in the event of theft or physical destruction or damage of the product, (4) the buyer acquiring the product for resale has economic substance apart from that provided by the Company, (5) the Company does not have significant obligations for future performance to directly bring about resale of the product by the buyer, and (6) the amount of future returns can be reasonably estimated. As of March 31, 2016, the Company has had minimal product returns related to reagent protein product sales. However, given the nature of the products, the Company has recorded reserves of $2 thousand and $1 thousand for warranty and return rights at March 31, 2016 and December 31, 2015, respectively. The reserve is a component of accounts and unbilled receivables, net in the accompanying unaudited condensed consolidated balance sheets. Revenue under arrangements where the Company outsources the cost of fulfillment to third parties is evaluated as to whether the related amounts should be recorded gross or net. The Company records amounts collected from the customer as revenue, and the amounts paid to suppliers as cost of revenue when it holds all or substantially all of the risks and benefits related to the product or service. For transactions where the Company does not hold all or substantially all the risk, the Company uses net reporting and therefore records the transaction as if the end-user made a purchase from the supplier with the Company acting as a sales agent.

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

In March 2016, the FASB issued ASU 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. ASU 2016-09 requires among other things that all excess tax benefits and tax deficiencies (including tax benefits of dividends on share-based payment awards) to be recognized as income tax expense or benefit in the income statement. The tax effects of exercised or vested awards should be treated as discrete items in the reporting period in which they occur. An entity also should recognize excess tax benefits, and assess the need for a valuation allowance, regardless of whether the benefit reduces taxes payable in the current period. The ASU also requires excess tax benefits to be classified along with other income tax cash flows as an operating activity in the statement of cash flows. This new guidance is effective for annual reporting periods beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted. The Company is currently assessing the impact of the adoption of ASU 2016-09 on its financial statements.

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

Level 1	Observable inputs such as quoted prices in active markets for identical assets or liabilities. Level 1 assets at March 31, 2016 and December 31, 2015 included the Company’s cash, cash equivalents and investments in certificates of deposit. There were no Level 1 liabilities;

Level 2	Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly. The Company had no Level 2 assets or liabilities at March 31, 2016 or December 31, 2015; and

Level 3	Unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of assets or liabilities in which there is little or no market data. The Company had no Level 3 assets or liabilities at March 31, 2016 or December 31, 2015.

The following table presents the Company’s assets that are measured at fair value on a recurring basis as of March 31, 2016 and December 31, 2015:

(in thousands)	Total	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2016
Cash and money market funds	$96,527	$96,527	$—	$—

Total assets measured at fair value	$96,527	$96,527	$—	$—

December 31, 2015
Cash and money market funds	$110,120	$110,120	$—	$—

Total assets measured at fair value	$110,120	$110,120	$—	$—

Cash and money market funds at December 31, 2015 include restricted cash, which is included in current assets on the balance sheet.

3. Property and Equipment

Property and equipment consisted of the following:

(in thousands)	March 31, 2016	December 31, 2015
Furniture and equipment	$221	$175
Computers and IT equipment	311	267
Purchased software	764	728
Lab and research equipment	4,410	3,879
Leasehold improvements	494	463
Construction in progress	432	—
Other fixed assets	64	65

Total property and equipment, gross	6,696	5,577
Less: accumulated depreciation and amortization	(2,547)	(2,398)

Total property and equipment, net	$4,149	$3,179

Total depreciation and amortization expense was included in selling, general and administrative expenses and research and development in the accompanying condensed consolidated statements of operations as follows:

	Three Months Ended March 31,
(in thousands)	2016	2015
Selling, general and administrative	$55	$69
Research and development	94	57

Total depreciation and amortization expense	$149	$126

4. Intangible Assets

Intangible assets consisted of the following:

(in thousands)	March 31, 2016	December 31, 2015
Customer relationships	$3,750	$3,750
Developed technology	4,400	4,400
Trade names	910	910

Gross intangible assets	9,060	9,060
Less: Accumulated amortization	(3,361)	(3,228)

Total intangible assets, net	$5,699	$5,832

Amortization expense was $0.1 million for each of the three months ending March 31, 2016 and 2015. Amortization expense is included within selling, general and administrative expense in the accompanying condensed consolidated statements of operations. As of March 31, 2016, estimated amortization expense for the next five years amounts to approximately $0.5 million per year.

5. Accrued Liabilities

Accrued liabilities consisted of the following:

(in thousands)	March 31, 2016	December 31, 2015
Accrued vacation	$519	$438
Deferred rent	421	380
Accrued bonuses	396	1,239
Other accrued employee-related liabilities	299	205
Accrued professional fees	587	447
Accrued supplier liability	111	90
Accrued subcontractor costs	2,713	2,913
Other accrued liabilities	629	285

Total accrued liabilities	$5,675	$5,997

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

As of December 31, 2015, the amount drawn down on the Amended Credit Facility was $3.8 million and bore a fixed interest rate of 2.3%. The Company recognized $8 thousand and $22 thousand of interest expense related to the Amended Credit Facility and LOCs for the three months ended March 31, 2016 and 2015, respectively. In February 2016, the Company terminated the Amended Credit Facility and repaid the approximately $3.8 million outstanding under the Amended Credit Facility using its restricted cash.

7. Commitments and Contingencies

Collaborative Arrangement

In February 2015, the Company entered into a development and license agreement with Pfizer in which certain comparative clinical study costs for PF582 will be shared. Pfizer will be responsible for manufacturing and commercializing the product. Under the terms of the collaboration, the Company is eligible to receive up to $342 million in one-time payments, including a non-refundable payment for the license agreement of $51 million, which was received in March of 2015 upon receipt of antitrust approval, up to $291 million upon the successful achievement of certain pre-commercial and commercial milestones, and double digit escalating royalties on annual sales of PF582. Accordingly, the Company is recognizing the $51 million over the patent lives, which extend to 2028. In the three months ended March 31, 2016 and 2015, $0.9 million and $0.1 million was recognized as license revenue, respectively.

Lease Agreements

In June 2010, the Company entered into a lease agreement (“Lease”) with a landlord for an initial term of 10 years, for its corporate headquarters comprised of one building located in San Diego, California. Occupation of the premises under the Lease began in April 2011. Under the terms of the Lease, the Company pays annual base rent, subject to an annual fixed percentage increase, plus its share of common operating expenses. The annual base rent was subject to abatement of 50% for the first year of the lease. The Company recognizes rent expense on a straight-line basis over the term of the Lease. The total estimated rent payments over the life of the Lease was $3.6 million.

In September 2014, the Company amended the Lease to extend the term for an additional three years through March 31, 2024 and to lease additional facilities consisting of 7,315 square feet, resulting in a total increase in the estimated rent payments over the life of the Lease by approximately $2.9 million. Base rent payments for the new space commenced in December 2014 and increased total estimated rent payments over the life of the Lease by approximately $1.5 million. The extended term on the existing space increased total estimated rent payments by approximately $1.4 million. In addition to the base rent, the Company is obligated to pay certain customary amounts for its share of operating expenses and tax obligations. In November 2015, the Company amended the Lease to lease additional facilities consisting of 16,811 square feet. Base rent payments for a portion of the new space commenced in March 2016 and the remaining base rent payments for the additional facilities are expected to commence in June 2016, which will collectively increase total estimated rent payments over the life of the lease by approximately $2.3 million.

In addition to the Lease, the Company has entered into operating and capital lease agreements for lab and office equipment that expire at various dates through December 2020. In March 2016, the Company entered into an operating lease for lab equipment with estimated total payments of $0.7 million over the two year term.

8. Common Stock and Preferred Stock

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

9. Stock-Based Compensation

Summary Stock-Based Compensation Information

The following table summarizes stock-based compensation expense:

	Three Months Ended March 31,
(in thousands)	2016	2015
Cost of revenues	$28	$21
Research and development	211	29
Selling, general and administrative	618	266

Total	$857	$316

Stock-based compensation from:
Stock options	$788	$285
Employee stock purchase plan	69	31

Total	$857	$316

Employee Stock Purchase Plan

In July 2014, the board of directors adopted the 2014 Employee Stock Purchase Plan (“ESPP”) and the stockholders approved it. The ESPP provides for an annual increase in the number of shares available for sale under the ESPP on the first day of each fiscal year beginning in 2015, equal to the least of: (i) 355,618 shares; (ii) 1.5% of the outstanding shares of the common stock on the last day of the immediately preceding fiscal year; or (iii) such other amount as may be determined by the administrator.

As of March 31, 2016, 40,481 shares have been purchased under the ESPP. As of March 31, 2016, a total of 970,958 shares of common stock were available for issuance under the ESPP. During three months ended March 31, 2016, proceeds of $93 thousand were received for the issuance of shares under the ESPP.

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

For the three months ended March 31, 2016 and 2015, the Company recorded compensation expense related to the ESPP of $69 thousand and $31 thousand, respectively.

The fair value of the employees’ stock purchase rights granted under the ESPP was estimated using the Black-Scholes option pricing model with the following assumptions:

	Three Months Ended March 31,
	2016	2015
Risk-free interest rate	Less than 1.0%	Less than 1.0%
Expected volatility	67.3% - 78.5%	36.1% - 44.8%
Dividend yield	0.0%	0.0%
Expected term (months)	6 – 24	6 – 24

Stock Options

The Company’s board of directors adopted, and the Company’s stockholders approved, the Company’s 2009 Equity Incentive Plan (“2009 Plan”) in 2009. The 2009 Plan terminated in connection with the Company’s IPO in 2014 and, accordingly, no further awards were granted under the 2009 Plan following the IPO. However, the 2009 Plan will continue to govern outstanding awards granted thereunder. The 2009 Plan provided for the grant of incentive stock options and for the grant of nonstatutory stock options, restricted stock, restricted stock units, and stock appreciation rights to the Company’s employees, directors and consultants. As of March 31, 2016, awards covering 0.5 million shares of common stock were outstanding under the 2009 Plan.

In July 2014, the board of directors adopted a 2014 Equity Incentive Plan (“2014 Plan”) and the Company’s stockholders approved it. The 2014 Plan provides for the grant of incentive stock options, within the meaning of Section 422 of the Internal Revenue Code, to employees and any parent and subsidiary corporations’ employees, and for the grant of nonstatutory stock options, restricted stock, restricted stock units, stock appreciation rights, performance units and performance shares to employees, directors and consultants and parent and subsidiary corporations’ employees and consultants. The shares available for issuance under the 2014 Plan include shares returned to the 2009 Plan as the result of expiration or termination of awards (provided that the maximum number of shares that may be added to the 2014 Plan pursuant to such previously granted awards under the 2009 Plan is 961,755 shares). The number of shares available for issuance under the 2014 Plan also includes an annual increase on the first day of each fiscal year beginning in 2015 and ending with and including the 2018 fiscal year, equal to the least of: (i) 1,356,219 shares; (ii) 2.5% of the outstanding shares of common stock as of the last day of the immediately preceding fiscal year; or (iii) such other amount as the board of directors may determine. As of March 31, 2016, a total of 788,251 shares of common stock were available for issuance pursuant to the 2014 Plan. As of March 31, 2016, awards covering 1.7 million shares of common stock were outstanding under the 2014 Plan.

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

The exercise price of all options granted during the three months ended March 31, 2016 and 2015 was the closing price of the Company’s common stock on the date of grant. The fair value of each stock option granted is estimated on the grant date under the fair value method using the Black-Scholes model. The estimated fair values of the stock option, including the effect of estimated forfeitures, are then expensed over the requisite service period which is generally the vesting period. The following assumptions were used to estimate the fair value of stock options:

	Three Months Ended March 31,
	2016	2015
Risk-free interest rate	1.3% - 1.9%	1.3% - 1.7%
Expected volatility	63.1% - 68.6%	52.5% - 53.0%
Dividend yield	0.0%	0.0%
Expected term (years)	5.1 – 6.3	6.0 – 6.1

The fair value of stock options that are ultimately expected to vest, net of estimated forfeitures, are recognized and amortized on a straight-line basis over the requisite service period. The Black-Scholes option-pricing model requires multiple subjective inputs, including a measure of expected future volatility. Until the IPO in July 2014, the Company’s stock did not have a readily available market. Consequently, the expected future volatility was based on the historical volatility for comparable publically traded companies over the most recent period commensurate with the estimated expected term of the Company’s stock options. Following the completion of the Company’s IPO in July 2014, the fair value of options granted is based on the closing price of the Company’s common stock on the date of grant as quoted on the NYSE MKT.

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

The following table summarizes the Company’s stock option activity during the three months ended March 31, 2016:

	Number of Options	Weighted Average Exercise Price
	(in thousands, except weighted average exercise price)
Outstanding at December 31, 2015	1,638	$8.50
Granted	702	9.20
Exercised	(43)	0.40
Cancelled (forfeited)	(70)	14.49

Outstanding at March 31, 2016	2,227	$8.70

Vested and expected to vest at March 31, 2016	2,011	$8.58
Vested and exercisable at March 31, 2016	670	$5.23

For the three months ended March 31, 2016 and 2015, the Company recorded compensation expense related to stock options of $788 thousand and $285 thousand, respectively.

The Company received approximately $17 thousand and $54 thousand from stock option exercises during the three months ended March 31, 2016 and 2015, respectively. Options outstanding at March 31, 2016 have a weighted average remaining contractual term of 6.7 years.

As of March 31, 2016, there was approximately $7.7 million of unrecognized compensation cost related to unvested stock option awards and the weighted average period over which this cost is expected to be recognized is 3.2 years.

10. Income Taxes

During the three months ended March 31, 2016, the Company recorded an income tax expense of $1 thousand related to minimum state taxes. For tax purposes, the Company recognized all of the $51 million upfront payment from Pfizer as income in 2015. The Company has a deferred tax asset for the difference between the income recognized for book and tax. The future reversal of the deferred revenue will provide for a carryback to 2015 for any amounts recognized for books in 2016 and 2017, estimated to be about $8 million. The future reversal of this temporary difference is a source of income when evaluating the deferred tax asset and valuation allowance. The Company expects to be in a taxable loss position for 2016. No tax expense is expected in the next several years as the Company continues to generate net operating losses and corresponding valuation allowances due to its investments in its lead product candidates and other pipeline products.

11. Net Loss per Share of Common Stock

The following table summarizes the computation of basic and diluted net loss per share:

	Three Months Ended March 31,
(in thousands, except per share data)	2016	2015
Net loss	$(8,209)	$(5,972)
Weighted-average common shares used to compute basic and diluted net loss per share	23,353	20,474

Net loss per common share basic and diluted	$(0.35)	$(0.29)

Basic net loss per share is computed by dividing the net loss by the weighted-average number of common shares outstanding for the period. Diluted net loss per share is computed by dividing the net loss attributable to common stockholders by the weighted-average number of common shares and dilutive common stock equivalents outstanding for the period, determined using the treasury-stock method and the as-if converted method, for convertible securities, if inclusion of these is dilutive. Because the Company has reported a net loss for the three months ended March 31, 2016 and 2015, diluted net loss per common share is the same as basic net loss per common share for those periods.

The following potentially dilutive securities outstanding at the end of the periods presented have been excluded from the computation of diluted shares outstanding, as their effect would be anti-dilutive:

	March 31,
(in thousands)	2016	2015
ESPP	54	46
Options to purchase common stock	2,227	1,592

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

The following discussion and analysis should be read together with our condensed consolidated financial statements and the notes to those statements included elsewhere in this Form 10-Q. This Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that are based on our management’s beliefs and assumptions and on information currently available to our management. The forward-looking statements are contained principally in the section entitled “Risk Factors” and this Management’s Discussion and Analysis of Financial Condition and Results of Operations. Forward-looking statements include, but are not limited to:

•	our and our collaboration partners’ ability to enroll patients in our clinical studies at the pace that we project;

•	our expectations regarding the timing and the success of the design of the clinical trials and planned clinical trials of PF582, PF530, PF708 and our other product candidates, and reporting results from same;

•	whether the results of our and our collaboration partners’ trials will be sufficient to support domestic or global regulatory approvals for PF582, PF530 and PF708;

•	our and our collaboration partners’ ability to obtain and maintain regulatory approval of PF582, PF530, PF708 or our future product candidates, and the timing of such regulatory approvals;

•	our reliance on third parties to conduct clinical studies;

•	our reliance on third-party contract manufacturers to manufacture and supply our product candidates for us;

•	the benefits of the use of PF582, PF530, PF708 or any future product candidates;

•	the rate and degree of market acceptance of PF582, PF530 and PF708 or any future product candidates;

•	our expectations regarding government and third-party payor coverage and reimbursement;

•	our and our collaboration partners’ ability to manufacture PF582, PF530 and PF708 and our other product candidates in conformity with regulatory requirements and to scale up manufacturing of PF582, PF530 and PF708 and our other product candidates to commercial scale;

•	our ability to successfully build a specialty sales force, or collaborate with third-party distributors, to commercialize our products;

•	our ability to compete with companies currently producing the reference products, including Lucentis, Betaseron and Forteo;

•	our reliance on our collaboration partners’ performance over which we do not have control;

•	our ability to retain and recruit key personnel, including development of a sales and marketing function;

•	our ability to obtain and maintain intellectual property protection for PF582, PF530, PF708 or any future product candidates;

•	our estimates of our expenses, ongoing losses, future revenue, capital requirements and our needs for or ability to obtain additional financing;

•	the sufficiency of our cash and cash equivalents and cash generated from operations to meet our working capital and capital expenditure needs;

•	our expectations regarding the market size, size of patient populations, and growth potential for our product candidates, if approved for commercial use;

•	our estimates of the expected patent expiration timelines for Lucentis, Betaseron, Forteo and other branded reference biologics;

•	our expectations regarding the time during which we will be an emerging growth company under the Jumpstart Our Business Startups Act;

•	our ability to develop new products and product candidates;

•	our ability to successfully establish and successfully maintain appropriate collaborations and derive significant revenue from those collaborations;

•	our financial performance; and

•	developments and projections relating to our competitors and our industry.

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

This Quarterly Report on Form 10-Q also contains estimates, projections and other information concerning our industry, our business, and the markets for certain diseases, including data regarding the estimated size of those markets, and the incidence and prevalence of certain medical conditions. Information that is based on estimates, forecasts, projections, market research or similar methodologies is inherently subject to uncertainties and actual events or circumstances may differ materially from events and circumstances reflected in this information. Unless otherwise expressly stated, we obtained this industry, business, market, and other data from reports, research surveys, studies, and similar data prepared by market research firms and other third parties, industry, medical and general publications, government data, and similar sources.

Pfēnex™ and Pfēnex Expression Technology® are our primary registered trademarks. Other service marks, trademarks, and trade names referred to in this Form 10-Q are the property of their respective owners.

In this Form 10-Q, “we,” “us” and “our” refer to Pfenex Inc. and its subsidiary.

Overview

We are a clinical-stage biotechnology company engaged in the development of biosimilar and therapeutic equivalent products and other high-value and difficult-to-manufacture proteins. Our lead product candidate is PF582, a biosimilar candidate to Lucentis (ranibizumab). Lucentis, marketed by Genentech, Inc., a wholly-owned member of the Roche Group, and Novartis AG, for the treatment of patients with retinal diseases, achieved approximately $3.6 billion in global product sales in 2015. For PF582, we are conducting a Phase 1b/2a trial in patients with wet age-related macular degeneration, or wet AMD, with our collaboration partner, Hospira, Inc., or Hospira, a subsidiary of Pfizer Inc. (collectively with Hospira, “Pfizer”). Pfizer is responsible for manufacturing, clinical studies and commercialization of PF582 globally upon successful receipt of marketing approval.

Our next most advanced product candidates are PF530 and PF708. PF530 is a biosimilar candidate to Betaseron (interferon beta-1b) that is marketed by Bayer AG for the treatment of multiple sclerosis and achieved over $0.9 billion in global product sales in 2015. We completed a pilot Phase 1 trial of PF530 in 2015 which enrolled 12 healthy subjects who received an initial dose of either PF530 or the reference product to assess pharmacokinetic (“PK”) and pharmacodynamic (“PD”) parameters. After a subsequent wash out period, subjects were crossed over to receive the other product. Based on the analysis of the trial PK and PD parameters, we announced in November 2015 that there were no statistically significant differences in PK and PD between the groups administered PF530 versus the reference product. While the study enrolled just 12 subjects and was therefore not powered for further statistical testing, this pilot PK/PD study has provided the necessary PK/PD variability information for PF530 further development. Following our discussions with the U.S. Food and Drug Administration (FDA), we intend to pursue an abbreviated development path for PF530 consisting of a pivotal PK/PD study in healthy subjects and an immunogenicity trial in multiple sclerosis patients, pending the agency’s review of additional bioanalytical data. Over the remainder of this year, we will supplement our bioanalytical package and have additional discussions with the FDA to refine the study design. We expect to initiate the clinical program in the second half of 2016. PF708 is a therapeutic equivalent candidate to Forteo (teriparatide), marketed by Eli Lilly for the treatment of osteoporosis and achieved over $1.4 billion in global product sales in 2015. PF708 entered into a bioequivalence study at the end of 2015 and completed our top-line analysis in the second quarter of 2016. The bioequivalence study for PF708 was conducted in 70 healthy adult subjects and met the primary outcome measures. The 90% confidence intervals of the geometric mean ratios for PF708 compared to Forteo, for both AUC and Cmax, fall within the limits of 80%-125%. We anticipate initiating the clinical study to satisfy the filing requirements for PF708 through the 505(b)(2) regulatory development pathway by year-end. In addition to the positive bioequivalence study, the pivotal PF708 clinical program will include an immunogenicity/pharmacokinetic study in subjects with osteoporosis. We believe that the clinical program in the US can be leveraged for regulatory filings in other geographies and additional updates will be provided over the course of 2016. In addition to our three most advanced product candidates, our pipeline includes five other biosimilar candidates as well as vaccines and next generation biologic candidates. To date, none of our product candidates have completed clinical development, been submitted for regulatory review or received marketing authorization from any regulatory agency, and therefore we have not received revenue from the sale of any of our product candidates.

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

Our revenue for the three months ended March 31, 2016 and 2015 was $2.8 million and $2.0 million, respectively. Our historical revenue has been primarily derived from monetizing our Pfēnex Expression Technology® through collaboration agreements, service agreements, government contracts and reagent protein product sales, which provide for various types of payments, including upfront payments, funding of research and development, milestone payments, intellectual property access fees and licensing fees. Currently, various government agencies are funding costs associated with our proprietary novel vaccine programs. As we continue to focus our business on the development of our product pipeline, we anticipate allocating fewer resources to certain aspects of our protein production activities that currently generate our revenue, which we expect will result in a decline of service-related revenue associated with protein production.

As of March 31, 2016, we had an accumulated deficit of $149.7 million, of which $89.8 million was attributable to recognizing the accretion in the redemption value of our convertible preferred stock. We recognized net losses of $8.2 million and $6.0 million for the three months ended March 31, 2016 and 2015, respectively. We expect to incur substantial and increasing losses for the next several years as we develop and advance our lead product candidates through clinical development, expand our research and development activities, and prepare for the potential commercial launch of our lead product candidates. As a result, our research and development expenses will increase materially as we incur further costs of development. We currently utilize third-party clinical research organizations, or CROs, to carry out our clinical development and we do not yet have an extensive sales organization. We will need substantial additional funding to support our operating activities, especially as we approach anticipated regulatory approval in Europe, the United States and other territories, and begin to establish our commercialization capabilities. Adequate funding may not be available to us on commercially reasonable terms, or at all. Since our inception, we have funded our operations primarily through the sale and issuance of common stock in our initial public offering, or IPO, and, most recently, in our follow-on offering, the sale and issuance of convertible preferred stock, our prior credit facility, and revenue from our collaboration agreements, service agreements, government contracts and reagent protein product sales. We have devoted substantially all of our capital resources to the research and development of our product candidates and working capital requirements. Additionally, as we continue to focus our business on the development of our product pipeline, we anticipate allocating fewer resources to certain aspects of our protein production activities that currently generate our revenue, which we expect will result in a decline of service-related revenue.

Critical Accounting Policies, Significant Judgments and Use of Estimates

Our management’s discussion and analysis of financial condition and results of operations is based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States, or GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported revenue and expenses during the reporting periods. These items are monitored and analyzed by us for changes in facts and circumstances, and material changes in these estimates could occur in the future. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Changes in estimates are reflected in reported results for the period in which they become known. Actual results may differ materially from these estimates under different assumptions or conditions. The accompanying unaudited condensed financial statements and related financial information should be read in conjunction with the audited financial statements and related footnotes included in our Annual Report on Form 10-K for the year ended December 31, 2015.

Results of Operations

Comparison of the three months ended March 31, 2016 and 2015

The following table summarizes our net loss during the periods indicated:

	Three Months Ended March 31,
(in thousands, except percentages)	2016	2015	Change
Revenue	$2,764	$1,975	40%
Cost of revenue	1,276	1,308	(2)%

Gross profit	1,488	667	123%

Operating expense
Selling, general and administrative	4,209	3,891	8%
Research and development	5,487	2,809	95%

Total operating expense	9,696	6,700	45%

Loss from operations	(8,208)	(6,033)	36%
Other income, net	—	80	(100)%

Net loss before income taxes	(8,208)	(5,953)	38%
Income tax expense	(1)	(19)	(95)%

Net loss	$(8,209)	$(5,972)	37%

Revenue

	Three Months Ended March 31,
(in thousands, except percentages)	2016	2015	Change
Revenue	$2,764	$1,975	40%

Revenue increased by $0.8 million, or 40%, to $2.8 million in the three month period ended March 31, 2016 compared to $2.0 million in same period in 2015. The increase in revenue for the three month period was due to the stage of development of our Px563L product candidate under our government contracts and an increase in license revenue, offset by a decrease in product sales. The Phase 1 trial for Px563L, entirely funded through the U.S. government, was recently initiated. Given the nature of the novel vaccine development process, revenue will fluctuate depending on stage of development.

Cost of Revenue

	Three Months Ended March 31,
(in thousands, except percentages)	2016	2015	Change
Cost of revenue	$1,276	$1,308	(2)%

Cost of revenue of $1.3 million decreased by approximately $32 thousand in the three month period ended March 31, 2016, or 2%, compared to the same period in 2015. The decrease in cost of revenue for the three month period was due primarily to a decrease in product sales, which is impacted by our customers’ product development and clinical progression. The decrease was offset by an increase in costs for our Px563L product candidate under our government contracts. Given the nature of the novel vaccine development process, these costs will fluctuate depending on stage of development.

Selling, General and Administrative

	Three Months Ended March 31,
(in thousands, except percentages)	2016	2015	Change
Selling, general and administrative	$4,209	$3,891	8%

Selling, general and administrative expenses increased by $0.3 million, or 8%, to $4.2 million in the three month period ended March 31, 2016 compared to $3.9 million in the same period in 2015. The increase in selling, general and administrative expenses during the three month period was primarily due to an increase in headcount, as well as increases in salaries and other personnel costs. The increases in selling, general and administrative expenses during the period presented was due to an increase in activities associated with operating as a publicly-traded company. We expect general and administrative costs to continue to increase for activities associated with operating as a publicly-traded company, including maintaining compliance with exchange listing and Securities and Exchange Commission requirements. These increases will likely include legal fees, accounting fees, directors’ and officers’ liability insurance premiums and fees associated with investor relations. These increases will also likely include the hiring of additional personnel. In addition, we intend to continue to incur increased internal and external business development costs to support our various product development efforts, which can vary from period to period.

Research and Development

	Three Months Ended March 31,
(in thousands, except percentages)	2016	2015	Change
Research and development	$5,487	$2,809	95%

Research and development expenses increased by approximately $2.7 million, or 95%, to $5.5 million in the three month period ended March 31, 2016 compared to $2.8 million in same period in 2015. The increase in research and development expenses during the three month period was due to the increase in development activity of our product candidates PF708 and PF530 and the hiring of additional personnel dedicated to our research and development efforts. A bioequivalence study began at the end of 2015 for PF708, increasing costs over the same period last year.

We expect research and development expenses to increase for the foreseeable future as we advance our lead candidates and pipeline product candidates. The timing and amount of expenses incurred for our product candidates will depend largely upon the outcomes of current or future clinical studies for our product candidates, as well as the related regulatory requirements, manufacturing costs and any costs associated with the advancement of our preclinical programs.

For PF582, we will share the confirmatory clinical study costs with our collaborative partner, Pfizer, with our share capped at $20 million, $10 million of which will be setoff as a credit against royalties payable to us unless the collaboration agreement is terminated prior to such setoff. We will also share the costs of seeking regulatory approval of PF582 and a certain portion of other costs that are related to PF582, and that may begin after any filings for regulatory approval of PF582 would be made.

For PF530 and PF708, we expect research and development costs will increase going forward as we independently advance PF530 and PF708 as wholly-owned product candidates. These costs are expected to include, among others, the costs of our pivotal PK/PD study for PF530 and an immunogenicity/pharmacokinetic study for PF708, which are expected to commence in the second half of 2016 and by the end of the year, respectively.

Liquidity and Capital Resources

The following table summarizes our cash, cash equivalents and marketable securities:

(in thousands)	March 31, 2016	December 31, 2015
Cash and cash equivalents	$96,527	$106,162

To date, we have funded our operations primarily through our initial public offering, collaboration agreements, our follow-on offering, the private placement of equity securities, service agreements, government contracts, reagent protein product sales and our prior credit facilities. At March 31, 2016, we had $96.5 million in cash and cash equivalents compared to $106.2 million as of December 31, 2015 and $4.0 million in restricted cash as collateral for lines of credit at December 31, 2015. As of December 31, 2015, we had $3.8 million drawn under our prior $3.9 million Amended Credit Facility. In February 2016, we terminated the credit facility and repaid the amount outstanding using our restricted cash.

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

Cash Flows

The following table sets forth the primary sources and uses of cash and cash equivalents for each of the periods presented below.

	Three Months Ended March 31,
(in thousands)	2016	2015
Net cash (used in) provided by:
Operating activities	$(8,772)	$46,457
Investing activities	(1,119)	(293)
Financing activities	256	109

Net (decrease) increase in cash and cash equivalents	$(9,635)	$46,273

Net cash (used in) provided by operating activities

Net cash used in operating activities was $8.8 million for the three months ended March 31, 2016 compared to net cash provided of $46.5 million for the three month period ended March 31, 2015. In March 2015, we received a one-time non-refundable payment of $51 million from Pfizer under the terms of our collaboration agreement to develop PF582. In addition, the decrease in cash was attributable to our research and development activities associated with PF530 and PF708, as well as our other product candidates.

Net cash used in investing activities

Net cash used in investing activities was $1.1 million for the three months ended March 31, 2016 compared to $0.3 million of net cash outflows for the three month period ended March 31, 2015. We used $1.1 million and $0.3 million to purchase property and equipment in the three month periods ended March 31, 2016 and March 31, 2015, respectively.

Net cash provided by financing activities

Net cash provided by financing activities was $0.3 million for the three months ended March 31, 2016 compared to $0.1 million provided for the three month period ended March 31, 2015. Net cash provided by financing activities resulted primarily from the issuance of common stock in connection with our Employee Stock Purchase Plan and exercises of stock options and, for the three months ended March 31, 2016, a refund of the residual restricted cash resulting from the $3.8 million repayment of the Amended Credit Facility upon termination in February 2016.

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

In the normal course of business, we enter into contracts and agreements that contain a variety of representations and warranties and provide for general indemnifications, including our Strides Arcolab agreements described above. Our exposure under these agreements is unknown because it involves claims that may be made against us in the future, but have not yet been made. As of March 31, 2016, we have not paid any claims or been required to defend any action related to our indemnification obligations. However, we may record charges in the future as a result of these indemnification obligations.

Contractual Obligations and Commitments

Except as noted below, there have been no material changes during the three months ended March 31, 2016 to our contractual obligations disclosed in our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2015.

Lease Agreements

In June 2010, we entered into a lease agreement (the Lease) with a landlord for an initial term of 10 years, for our corporate headquarters comprised of one building located in San Diego, California. Occupation of the premises under the Lease began in April 2011. Under the terms of the Lease, we pay annual base rent, subject to an annual fixed percentage increase, plus our share of common operating expenses. The annual base rent was subject to abatement of 50% for the first year of the lease. We recognize rent expense on a straight-line basis over the term of the Lease. The total estimated rent payments over the life of the Lease was $3.6 million.

In September 2014, we amended the Lease to extend the term for an additional three years through March 31, 2024 and to lease additional facilities consisting of 7,315 square feet, resulting in a total increase in the estimated rent payments over the life of the Lease by approximately $2.9 million. Base rent payments for the new space commenced in December 2014 and increased total estimated rent payments over the life of the Lease by approximately $1.5 million. The extended term on the existing space increased total estimated rent payments by approximately $1.4 million. In addition to the base rent, we are obligated to pay certain customary amounts for our share of operating expenses and tax obligations. In November 2015, the Company amended the Lease to lease additional facilities consisting of 16,811 square feet. Base rent payments for a portion of the new space commenced in March 2016 and the remaining base rent payments for the additional facilities are expected to commence in June 2016, which will collectively increase total estimated rent payments over the life of the lease by approximately $2.3 million.

In March 2016, we entered into an operating lease for lab equipment with estimated total payments of $0.7 million over the two year term.

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued an Accounting Standards Update (ASU), Revenue from Contracts with Customers, which outlines a comprehensive revenue recognition model and supersedes most current revenue recognition guidance. The new standard requires a company to recognize revenue upon transfer of goods or services to a customer at an amount that reflects the expected consideration to be received in exchange for those goods or services. The ASU defines a five-step approach for recognizing revenue, which may require a company to use more judgment and make more estimates than under the current guidance. The ASU as currently issued will be effective for us starting in 2019. The new standard allows for two methods of adoption: (a) full retrospective adoption, meaning the standard is applied to all periods presented, or (b) modified retrospective adoption, meaning the cumulative effect of applying the new standard is recognized as an adjustment to the opening retained earnings balance. We are in the process of determining the adoption method as well as the effects the adoption will have on our condensed consolidated financial statements.

In November 2015, the FASB issued ASU No. 2015-17 Income Taxes (Topic 740), Balance Sheet Classification of Deferred Taxes, which requires all deferred tax assets and liabilities to be classified as noncurrent on the balance sheet. The new accounting guidance is effective for annual reporting periods beginning after December 31, 2016 and interim periods therein. Early adoption is permitted as of the beginning of interim or annual reporting periods. We have adopted the standard prospectively in 2015 and no adjustment was made to prior periods.

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

In March 2016, the FASB issued ASU 2016-09, Compensation-Stock Compensation (Topic 718), Improvements to Employee Share-Based Payment Accounting. ASU 2016-09 requires among other things that all excess tax benefits and tax deficiencies (including tax benefits of dividends on share-based payment awards) to be recognized as income tax expense or benefit in the income statement. The tax effects of exercised or vested awards should be treated as discrete items in the reporting period in which they occur. An entity also should recognize excess tax benefits, and assess the need for a valuation allowance, regardless of whether the benefit reduces taxes payable in the current period. The ASU also requires excess tax benefits to be classified along with other income tax cash flows as an operating activity in the statement of cash flows. This new guidance is effective for annual reporting periods beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted. We are currently assessing the impact of the adoption of ASU 2016-09 on our financial statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk in the ordinary course of our business. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of fluctuations in interest rates and foreign currency exchange rates. As of March 31, 2016, we did not hold or issue financial instruments for trading purposes.

Interest rate fluctuation risk

The primary objective of our investment activities is to preserve our capital to fund our operations. We also seek to maximize income from our cash and cash equivalents without assuming significant risk. To achieve our objectives, we invest our cash and cash equivalents in money market funds, treasury obligations, short term certificates of deposit and high-grade corporate securities, directly or through managed funds, with maturities of six months or less. As of March 31, 2016, we had cash and cash equivalents of $96.5 million consisting of cash of $3.7 million and investments of $92.8 million in highly liquid U.S. money market funds. A portion of our investments may be subject to interest rate risk and could fall in value if market interest rates increase. However, because our investments are primarily short-term in duration, we believe that our exposure to interest rate risk is not significant and a 100 basis point movement in market interest rates would not have a significant impact on the total value of our portfolio. We actively monitor changes in interest rates.

Foreign currency exchange risk

We contract with clinical research organizations (“CROs”), investigational sites and suppliers in foreign countries. We are therefore subject to fluctuations in foreign currency rates in connection with these agreements. We have not entered into any material foreign currency hedging contracts although we may do so in the future. To date we have not incurred any material effects from foreign currency changes on these contracts. The effect of a 10% adverse change in exchange rates on foreign currency denominated cash and payables as of March 31, 2016 would not have been material. However, fluctuations in currency exchange rates could harm our business in the future.

Inflation risk

Inflation may affect us by increasing our cost of labor and clinical trial costs. We do not believe that inflation has had a material effect on our business, financial condition or results of operations for any period presented herein.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the quarter covered by this report, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Investing in our common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described below, together with all of the other information in this Quarterly Report on Form 10-Q, before making an investment decision. The risks and uncertainties described below may not be the only ones we face. If any of the risks actually occur, our business, financial condition, operating results, cash flows and prospects could be materially and adversely affected. In that event, the market price of our common stock could decline, and you could lose part or all of your investment.

Risks Relating to our Financial Condition and Need for Additional Capital

We have a limited operating history and expect to generate significant losses for the foreseeable future. If we do not generate significant revenue, we will not be profitable.

With the exception of one year, we have incurred annual net operating losses since inception, and to date have generated only limited revenue from government contracts, service agreements, collaboration agreements, and reagent protein product sales. We have recorded net losses of $8.2 million, $6.0 million, $28.2 million and $9.8 million for the three months ended March 31, 2016 and 2015 and the years ended December 31, 2015 and 2014, respectively, and had an accumulated deficit of $149.7 million and net working capital of $89.8 million as of March 31, 2016. We have funded our operations primarily through the sale and issuance of common stock in our initial public offering, our recent follow-on offering in April 2015, the sale and issuance of convertible preferred stock, our prior credit facility, and revenue from government contracts, service agreements, collaboration agreements and reagent protein product sales. As of March 31, 2016, we had capital resources consisting of cash and cash equivalents of $96.5 million.

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

We will require substantial additional funds to seek and obtain regulatory approval for and commercialize our three most advanced biosimilar and therapeutic equivalent product candidates and any future product candidates and, if additional capital is not available, we may need to limit, scale back or cease our operations.

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

We believe that our available cash and cash equivalents, including the proceeds from our initial public offering, or IPO, in 2014 and our follow-on offering in April 2015, and any revenue from our government contracts, service agreements, collaboration agreements, and reagent protein product sales will allow us to fund our operations for at least the next 12 to 18 months. In addition, we may seek additional capital due to favorable market conditions or strategic considerations; even if we believe we have sufficient funds for our current or future operating plans. Our future capital requirements may vary depending on the following:

•	the continued progress in our research and development programs, including completion of our preclinical studies and clinical trials;

•	the time and costs involved in seeking and obtaining regulatory and marketing approvals in multiple jurisdictions for our product candidates that successfully complete clinical trials;

•	the cost of manufacturing and commercialization activities, if any;

•	the cost associated with establishing collaborations with third parties for the development and commercialization of our product candidates, or otherwise building and maintaining a sales, marketing and distribution infrastructure to commercialize any products for which we may obtain marketing approval;

•	the cost of litigation, including potential patent litigation with reference product sponsor companies or others who may hold patents; and

•	the potential acquisition and in-licensing of other technologies, products or assets.

If we were to experience any delays or encounter issues with any of the above, including clinical holds, failed studies, inconclusive or hard-to-interpret results, safety or efficacy issues, or other regulatory challenges that require longer follow-up of existing studies, additional major studies, or additional supportive studies in order to pursue marketing approval, it could further increase the costs associated with the above and delay revenues.

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

Reference product sponsor companies may develop improved versions of a reference product as part of a life cycle extension strategy, and may obtain regulatory approval of the improved version under a supplemental biologics license application. If a reference product sponsor company succeeds in obtaining an approval of an improved product, it may capture a significant share of the collective reference product market and significantly reduce the market for the reference product, and thereby the potential size of the market for our biosimilar and therapeutic equivalent product candidates. In addition, the improved product may be protected by additional patent rights.

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

We expect to enter highly competitive pharmaceutical markets. Successful competitors in the pharmaceutical market have the ability to effectively discover, obtain patents, develop, test and obtain regulatory approvals for products, as well as the ability to effectively commercialize, market and promote approved products, including communicating the effectiveness, safety and value of products to consumers and medical professionals. Numerous companies, universities, and other research institutions are engaged in developing, patenting, manufacturing and marketing of products competitive with those that we are developing. Many of these potential competitors, such as Bayer AG, Novartis AG, Genentech, Inc. a wholly-owned member of the Roche Group, and Eli Lilly and Company, or Eli Lilly, are large, experienced companies that enjoy significant competitive advantages, such as substantially greater financial, research and development, manufacturing, personnel and marketing resources. Recent and potential future merger and acquisition activity in the biotechnology and pharmaceutical industries are likely to result in even more resources being concentrated among a smaller number of our competitors. These companies also maintain greater brand recognition and more experience and expertise in undertaking preclinical testing and clinical trials of product candidates, and obtaining the U.S. Food and Drug Administration, or FDA, and other regulatory approvals of products. Established pharmaceutical companies may also invest heavily to accelerate discovery and development of novel compounds that could make our product candidates obsolete.

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

Use of our product candidates could be associated with side effects or adverse events which can vary in severity (from minor reactions to death) and frequency (infrequent or prevalent). Side effects or adverse events associated with the use of our product candidates may be observed at any time, including in clinical trials or when a product is commercialized, and any such side effects or adverse events may negatively affect our and our collaboration partners’ ability to obtain and maintain regulatory approval or market our product candidates. Side effects such as toxicity or other safety issues associated with the use of our product candidates could require us or our collaboration partners to perform additional studies or halt development or sale of these product candidates or expose us to product liability lawsuits which will harm our business. We may be required by regulatory agencies to conduct additional animal or human studies regarding the safety and efficacy of our product candidates which we have not planned or anticipated. We may also be required to change our product labeling, including increasing the prominence and content of warnings and contraindications for our products. There can be no assurance that we will resolve any issues related to any product-related adverse events to the satisfaction of the FDA or any regulatory agency in a timely manner or ever, which could harm our business, prospects and financial condition.

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

As of March 31, 2016, we had 54 full-time employees. Our management and personnel, systems and facilities currently in place may not be adequate to support this future growth. Therefore, we will need to continue to expand our managerial, operational, finance and other resources to manage our operations and clinical trials, continue our development activities and commercialize our product candidates, if approved. In order to effectively execute our growth strategy, we will be required to:

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

Development of our anthrax vaccine, Px563L, is funded by BARDA and development of our Px563L-SDI anthrax vaccine and our malaria vaccine, Px533, is funded by NIAID. The funding for government programs is subject to Congressional appropriations, often made on a fiscal year basis, even for programs designed to continue for several years. These appropriations can be subject to political considerations and stringent budgetary constraints. Additionally, our government-funded development contracts give the U.S. government the right, exercisable in its sole discretion, to extend this contract for successive option periods following a base period of performance. The value of the services to be performed during these option periods may constitute the majority of the total value of the underlying contract. If levels of government expenditures and authorizations for biodefense decrease or shift to programs in areas where we do not offer products or are not developing product candidates, or if the U.S. government otherwise declines to exercise its options under its contracts with us, our business, revenue and operating results would suffer.

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

Our inability to obtain and maintain sufficient product liability insurance at an acceptable cost and scope of coverage to protect against potential product liability claims could impact the commercialization of PF582, PF530, PF708 and any future products we develop. We currently carry product liability insurance covering our clinical trials in the amount of $10.0 million in the aggregate. Although we maintain such insurance, any claim that may be brought against us could result in a court judgment or settlement that is in excess of the limits of our insurance coverage. Our insurance policies also have various exclusions and deductibles, and we may be subject to a product liability claim for which we have no coverage. We will have to pay any amounts awarded by a court or negotiated in a settlement that exceed our coverage limitations or that are not covered by our insurance, and we may not have, or be able to obtain, sufficient capital to pay such amounts. Moreover, in the future, we may not be able to maintain insurance coverage at a reasonable cost or in sufficient amounts to protect us against losses. If and when we obtain approval for marketing PF582, PF530, PF708 or any other product candidates, we intend to expand our insurance coverage to include the sale of such products; however, we may be unable to obtain this liability insurance on commercially reasonable terms.

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

We rely on CROs to conduct and oversee our planned clinical trials for our product candidates and other clinical trials for product candidates we are developing or may develop in the future. If our CROs do not successfully carry out their contractual duties, meet expected deadlines, or otherwise conduct the trials as required or comply with regulatory requirements, we and our collaboration partners may not be able to seek or obtain regulatory approval for or commercialize our product candidates when expected or at all, and our business could be substantially harmed.

We will continue to rely upon medical institutions, clinical investigators and contract laboratories to conduct our trials in accordance with our clinical protocols and in accordance with applicable legal and regulatory requirements. These third parties play a significant role in the conduct of these trials and the subsequent collection and analysis of data from the clinical trials. These third parties are not our employees, and except for remedies available to us under our agreements with such third parties, there is no guarantee that any such third party will devote adequate time and resources to our clinical trial. If our CRO or any other third parties upon which we rely for administration and conduct of our clinical trials do not successfully carry out their contractual duties or obligations or meet expected deadlines, if they need to be replaced or if the quality or accuracy of the clinical data they obtain is compromised due to the failure to adhere to our clinical protocols, regulatory requirements, or for other reasons, or if they otherwise perform in a substandard manner, our clinical trials may be extended, delayed, suspended or terminated, and we may not be able to complete development of, seek or obtain regulatory approval for, or successfully commercialize our product candidates. We plan to rely heavily on these third parties for the execution of clinical trials for products we are developing or may develop in the future, and will control only certain aspects of their activities. Nevertheless, we are responsible for ensuring that each of our clinical trials is conducted in accordance with the applicable protocol, legal, regulatory and scientific standards, and our reliance on our CRO does not relieve us of our regulatory responsibilities.

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

If any of our product candidates are approved, in order to produce the quantities necessary to meet anticipated market demand, any manufacturer that we engage may need to increase manufacturing capacity. If we or our manufacturers are unable to produce our product candidates in sufficient quantities to meet the requirements for the launch of these products or to meet future demand, our revenue and gross margins could be adversely affected. Although we currently believe that we and our manufacturers will not have any material supply issues, we cannot be certain that we will be able to obtain long-term supply arrangements for our product candidates or materials used to produce them on acceptable terms, if at all. If we are unable to arrange for third-party manufacturing, or to do so on commercially reasonable terms, we may not be able to complete development of our products or market them.

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

Applications for our product candidates could fail to receive regulatory approval for many reasons, including but not limited to the following:

•	the data collected from clinical studies of our product candidates may not be sufficient to support the submission of an abbreviated new drug application, or ANDA, a biologics license application, or BLA, a biosimilar product application under the 351(k) pathway of the PHSA, a biosimilar marketing authorization under Article 6 of Regulation (EC) No. 726/2004 and/or Article 10(4) of Directive 2001/83/EC in the EEA, or other submission or to obtain regulatory approval in the United States, the EEA, or elsewhere;

•	regulatory authorities may disagree with the design or implementation of our clinical trials and may, at any time, determine that the regulatory pathway that we have committed to for PF582, PF530, PF708 or any future product candidate is inappropriate;

•	the population studied in the clinical program may not be sufficiently broad or representative to assure efficacy and safety in the full population for which we seek approval;

•	regulatory authorities may disagree with our interpretation of data from preclinical studies or clinical trials;

•	we may be unable to demonstrate to the satisfaction of regulatory authorities that a product candidate’s risk-benefit ratio for its proposed indication is acceptable;

•	regulatory authorities may fail to approve the manufacturing processes, test procedures and specifications, or facilities of third-party manufacturers with whom we contract for clinical and commercial supplies; and

•	the approval policies or regulations of regulatory authorities may significantly change in a manner that renders our clinical data insufficient for approval.

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

We have invested a significant portion of our time, financial resources and efforts in the development of our three most advanced product candidates, PF582, PF530 and PF708. The clinical and commercial success of our product candidates will depend on a number of factors, including the following:

•	timely and successful completion of all necessary clinical trials, including our pivotal clinical comparator trial for PF582, our pivotal PK/PD study and immunogenicity trial for PF530, and our immunogenicity/pharmacokinetic study in subjects with osteoporosis for PF708, which may be significantly slower or cost more than we currently anticipate and will depend substantially upon the accurate and satisfactory performance of third-party contractors, including our collaborators;

•	timely receipt of necessary marketing approvals from the FDA, the EU Commission, and similar foreign regulatory authorities;

•	maintaining an acceptable safety and adverse event profile of our products following approval;

•	achieving and maintaining compliance with all regulatory requirements applicable to our product candidates or any approved products;

•	making arrangements with third-party manufacturers for, or establishing, commercial manufacturing capabilities;

•	launching commercial sales of our products, if and when approved, whether alone or in collaboration with others;

•	obtaining and maintaining patent and trade secret protection and regulatory exclusivity, where available, for our product candidates;

•	the availability, perceived advantages, relative cost, relative safety and relative efficacy of alternative and competing treatments;

•	acceptance of our products, if and when approved, by patients, the medical community and third-party payors; and

•	the ability to raise additional capital on acceptable terms to achieve our goals.

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

The BPCIA sets forth patent disclosure and briefing that are demanding and time-sensitive. The following is an overview of the patent exchange and patent briefing procedures set forth in the BPCIA:

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

In October 2014, Amgen filed suit in federal district court against Sandoz alleging that Sandoz unlawfully refused to follow the patent resolution provisions of the BPCIA in connection with Sandoz’ July 2014 regulatory approval application under 351(k) for its Neupogen (filgrastim) biosimilar, Zarxio. Amgen sought declaratory and injunctive relief. In October 2014 Amgen also filed a Citizen’s Petition with the FDA asking that the FDA require biosimilar applicants to comply with the BPCIA by providing to the reference product sponsor a copy of the biosimilar application accepted for review, together with information that fully describes the manufacture of the proposed biosimilar product, within 20 days after being informed by the FDA that the biosimilar application has been accepted for review. On March 19, 2015, the district court refused Amgen’s request to enjoin Sandoz’ launch of Zarxio and ruled that the patent resolution provisions of the BPCIA (summarized in the prior eight bullet points) are optional insofar as it is permissible for a 351(k) applicant to decide not to provide its BLA and/or manufacturing information to the originator. The court also held that a biosimilar applicant need not wait until it receives BLA approval to provide the 180 prior day notice of commercial marketing set forth in the BPCIA provisions (see paragraph 8 above), but instead may provide such notice to the originator, if at all, prior to receiving FDA approval. On March 26, 2015, the FDA denied Amgen’s Citizen’s Petition. More recently, on July 21, 2015, a divided panel of the Federal Circuit issued its first decision interpreting the BPCIA on appeal in the Amgen v. Sandoz case. The court held that a biosimilar applicant is not required to share its biosimilar application with the reference product sponsor or follow the patent dispute resolution procedures set forth in the BPCIA. However, the Federal Circuit appellate court also held that the biosimilar applicant must provide 180 days’ pre-marketing notice and cannot do so until after the FDA has “licensed” (approved) the biosimilar product. On February 16, 2016, Sandoz petitioned the United States Supreme Court for certiorari review of this latter holding.

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

Our ability to market our therapeutic equivalent products in the United States may be significantly delayed or prevented by the Hatch-Waxman patent dispute resolution mechanism, including a potential automatic 30 month stay of regulatory approval of our marketing applications.

The Hatch-Waxman Act. The provisions of Section 505(b)(2) of the Federal Food, Drug, and Cosmetic Act, or FFDCA, were created, in part, to help avoid unnecessary duplication of studies already performed on a previously approved (“reference” or “listed”) drug; the section gives the FDA express permission to rely on data not developed by the New Drug Application, or NDA, applicant. Indeed, an NDA filed under Section 505(b)(2) is one for which one or more of the investigations relied upon by the applicant for approval were not conducted by or for the applicant and for which the applicant has not obtained a right of reference or use from the person by or for whom the investigations were conducted. We are pursuing a Section 505(b)(2) regulatory strategy for our PF708 product candidate and we plan to reference the Forteo (teriparatide) listed drug which is marketed by Eli Lilly for the treatment of osteoporosis. It is possible that for one reason or another, we will not be able to establish that our PF708 product candidate is suitable for approval under the Section 505(b)(2) framework. In addition, to the extent we rely on certain data and information that was submitted to the FDA related to the safety of Forteo, the FDA may likely require any approved labeling for PF708 to include certain safety information that is included in the Forteo label, including contraindications, warnings, precautions and other safety information.

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

The applicant may also elect to submit a “section viii” statement certifying that its proposed label does not contain, or carves out, any language regarding the patented method-of-use rather than certify to a listed method-of-use patent. An applicant submitting a Paragraph IV Certification must provide notice to each owner of the patent that is the subject of the certification and to the holder of the approved branded drug to which the 505(b)(2) application references. If the reference branded drug holder and patent owners file a lawsuit directed to one of the Orange Book listed patents within 45 days of the receipt of the Paragraph IV Certification notice, the FDA is prohibited from approving the 505(b)(2) application until the earlier of 30 months from the receipt of the Paragraph IV Certification, expiration of the patent, settlement of the lawsuit, or a decision in the infringement case that is favorable to the applicant. In the event we commercially launch our PF708 product candidate at a time when one or more unexpired patents are listed in the Orange Book for a reference listed drug product, we see substantial risk that the Paragraph IV certification process, including the likelihood of imposition of a 30 month stay and necessity of defending against accusation of patent infringement, may significantly delay or defeat our ability to competitively market our PF708 product in the United States.

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

We intend to pursue market authorization globally when commercially appropriate. The European Union has, since October 2005, had a regulatory framework for the approval of biosimilar products and, as of December 31, 2015, has approved 21 biosimilar medicinal products (2 of which were subsequently withdrawn). In the first quarter of 2016, another biosimilar was approved for Benepali (etanercept). In the United States an abbreviated pathway for approval of biosimilar products was established by the BPCIA, enacted on March 23, 2010, as part of the Patient Protection and Affordable Care Act. The BPCIA established this abbreviated pathway under section 351(k) of the Public Health Service Act, or PHSA. Subsequent to the enactment of the BPCIA, the FDA issued draft guidance regarding the demonstration of biosimilarity as well as the submission and review of biosimilar applications. However, the first biosimilar was just approved by the FDA on March 6, 2015 and no biosimilar product that has been designed as interchangeable to the reference drug. Moreover, market acceptance of biosimilar products in the U.S. is unclear. Numerous states are considering or have already enacted laws that regulate or restrict the substitution by state pharmacies of biosimilars for biological products already licensed by the FDA pursuant to BLAs, or “reference products”. Market success of biosimilar products will depend on demonstrating to patients, physicians, payors, and relevant authorities that such products are safe and efficacious compared to other existing products.

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

Any regulatory approvals that we and our collaboration partners receive for our product candidates may be subject to limitations on the approved indicated uses for which the product may be marketed or to the conditions of approval, or contain requirements for potentially costly post-marketing testing, including Phase 4 trials, and surveillance to monitor the safety and efficacy or the safety, purity, and potency of the product candidate. We will be required to immediately report any serious and unexpected adverse events and certain quality or production problems with our products to regulatory authorities along with other periodic reports. Any new legislation addressing drug or biologic product safety issues could result in delays in product development or commercialization, or increased costs to assure compliance. We and our collaboration partners will have to comply with requirements concerning advertising and promotion for our products. Promotional communications with respect to prescription drug and biologic products are subject to a variety of legal and regulatory restrictions and must be consistent with the information in the product’s approved label. As such, we will not be allowed to promote our products for indications or uses for which they do not have approval. The holder of an approved NDA, BLA, 351(k) application or marketing authorization application, or MAA, must submit new or supplemental applications and obtain prior approval for certain changes to the approved product, product labeling, or manufacturing process. We could also be asked to conduct post-marketing clinical studies to verify the safety and efficacy of our products in general or in specific patient subsets. An unsuccessful post-marketing study or failure to complete such a study could result in the withdrawal of marketing approval.

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

In addition, there has been a recent trend of increased federal and state regulation of payments made to physicians and other healthcare providers. The Affordable Care Act, among other things, imposed new reporting requirements on drug commercial manufacturers for payments and other transfers of value made by them to physicians and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members. Failure to submit required information may result in civil monetary penalties of up to an aggregate of $150,000 per year (or up to an aggregate of $1 million per year for “knowing failures”), for all payments, transfers of value or ownership or investment interests that are not timely, accurately and completely reported in an annual submission. Drug manufacturers must submit reports by the 90th day of each calendar year. Certain states also mandate implementation of commercial compliance programs, impose restrictions on device manufacturer marketing practices and/or require the tracking and reporting of gifts, compensation and other remuneration to physicians.

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

Our stock is currently traded on NYSE MKT, but we can provide no assurance that we will be able to maintain an active trading market on NYSE MKT or any other exchange in the future. The trading volume of our stock tends to be low relative to our total outstanding shares, and we have several stockholders, including affiliated stockholders, who hold substantial blocks of our stock. As of March 31, 2016, we had 23,375,992 shares of common stock outstanding, and stockholders holding at least 5% of our stock, individually or with affiliated persons or entities, collectively beneficially owned or controlled approximately 55% of such shares. Sales of large numbers of shares by any of our large stockholders could adversely affect our trading price, particularly given our relatively small historic trading volumes. If stockholders holding shares of our common stock sell, indicate an intention to sell, or if it is perceived that they will sell, substantial amounts of their common stock in the public market, the trading price of our common stock could decline.

Since shares of our common stock were sold in our initial public offering in July 2014 at a price of $6.00 per share, our stock price has ranged from $5.28 to $24.41 through March 31, 2016. In addition to the factors discussed in this “Risk Factors” section and elsewhere in this quarterly report on Form 10-Q factors that may cause volatility in our share price include:

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

As of March 31, 2016, one holder of approximately 2.4 million shares, or approximately 10%, of our outstanding shares, has rights, subject to some conditions, to require us to file registration statements covering the sale of their shares or to include their shares in registration statements or prospectus supplements that we file or have filed for ourselves or other stockholders. We also register the offer and sale of all shares of common stock that we may issue under our equity compensation plans.

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

As of March 31, 2016, our executive officers, directors and stockholders who owned more than 5% of our outstanding common stock and their respective affiliates beneficially owned or controlled approximately 60% of the outstanding shares of our common stock. Accordingly, these executive officers, directors and stockholders and their respective affiliates, acting as a group, have substantial influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets or any other significant corporate transactions. These stockholders may therefore delay or prevent a change of control of us, even if such a change of control would benefit our other stockholders. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.

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

We did not repurchase any shares of our common stock during the three months ended March 31, 2016.

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

PFENEX INC.

Dated: May 9, 2016	By:	/s/ Bertrand C. Liang
Bertrand C. Liang
President and Chief Executive Officer
(Principal Executive Officer)

Dated: May 9, 2016	By:	/s/ Paul A. Wagner
Paul A. Wagner
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number		Incorporated by Reference Herein
	Description	Form	File No.	Exhibit	Filing Date

10.1+#	Modification No. 2, effective February 17, 2016, to Cost Plus Fixed Fee Agreement, dated August 14, 2015 between Registrant and the United States Department of Health and Human Services.

10.2#	Third Amendment to Multi-Tenant Industrial/Commercial Lease dated February 24, 2016 between the Registrant and BRS-Tustin Safeguard Associates II, LLC.

10.3+#	Modification No. 7, dated February 22, 2016, to Contract Agreement, dated September 27, 2012, between Registrant and the National Institutes of Health.

10.4+#	Modification No. 15, effective March 14, 2016, to Contract Agreement dated July 30, 2010, between Registrant and the United States Department of Health and Human Services.

31.1#	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2#	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

+	Portions of this exhibit have been omitted pursuant to a request for confidential treatment and the non-public information has been filed separately with the SEC.
#	Filed herewith.
**	The information in this exhibit is furnished and deemed not filed with the Securities and Exchange Commission for purposes of section 18 of the Exchange Act of 1934, as amended (the “Exchange Act”), and is not to be incorporated by reference into any filing of Pfenex Inc. under the Securities Act of 1933, as amended (the “Securities Act”), or the Exchange Act, whether made before or after the date hereof, regardless of any general incorporation language in such filing.