Form 10-Q
period 2016-06-30
Pfenex Inc.
filed 2016-08-08
CIK 1478121

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

As of August 1, 2016, the registrant had 23,386,815 shares of Common Stock ($0.001 par value) outstanding.

PFENEX INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

PFENEX INC.

Consolidated Balance Sheets

	June 30, 2016 (unaudited)	December 31, 2015
	(in thousands)
Assets
Current assets
Cash and cash equivalents	$89,598	$106,162
Restricted cash	—	3,959
Accounts and unbilled receivables, net	1,289	2,683
Income tax receivable	227	508
Other current assets	3,081	1,718

Total current assets	94,195	115,030
Deferred income taxes	1,955	1,955
Property and equipment, net	4,427	3,179
Other long term assets	80	121
Intangible assets, net	5,567	5,832
Goodwill	5,577	5,577

Total assets	$111,801	$131,694

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$1,419	$886
Accrued liabilities	7,901	5,997
Current portion of deferred revenue	3,895	3,870
Line of credit obligation	—	3,813
Income tax payable	1,645	1,676

Total current liabilities	14,860	16,242
Deferred revenue, less current portion	42,330	44,225
Other long-term liabilities	52	46

Total liabilities	57,242	60,513
Commitments and contingencies
Stockholders’ equity
Preferred stock, $0.001 par value, 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value, 200,000,000 shares authorized; 23,386,815 and 23,316,413 shares issued and outstanding at June 30, 2016 and December 31, 2015, respectively	24	24
Additional paid-in capital	214,414	212,661
Accumulated deficit	(159,879)	(141,504)

Total stockholders’ equity	54,559	71,181

Total liabilities and stockholders’ equity	$111,801	$131,694

The accompanying notes are an integral part of these unaudited consolidated financial statements.

PFENEX INC.

Consolidated Statements of Operations

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2016	2015	2016	2015
Revenue	$3,135	$2,290	$5,899	$4,265
Cost of revenue	1,440	921	2,716	2,229

Gross profit	1,695	1,369	3,183	2,036

Operating expense
Selling, general and administrative	4,321	3,688	8,530	7,579
Research and development	7,586	3,610	13,073	6,419

Total operating expense	11,907	7,298	21,603	13,998

Loss from operations	(10,212)	(5,929)	(18,420)	(11,962)
Other income (expense), net	46	(33)	46	47

Net loss before income taxes	(10,166)	(5,962)	(18,374)	(11,915)
Income tax expense	—	(21)	(1)	(40)

Net loss	$(10,166)	$(5,983)	$(18,375)	$(11,955)

Net loss per common share basic and diluted	$(0.43)	$(0.27)	$(0.79)	$(0.56)

Weighted-average common shares used to compute basic and diluted net loss per share	23,379	22,460	23,366	21,467

The accompanying notes are an integral part of these unaudited consolidated financial statements.

PFENEX INC.

Consolidated Statements of Cash Flows

(unaudited)

	Six Months Ended June 30,
	2016	2015
	(in thousands)
Cash flows from operating activities
Net loss	$(18,375)	$(11,955)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation and amortization	309	257
Amortization of intangible assets	266	266
Stock-based compensation expense	1,626	744
Loss on disposal of property and equipment	117	30
Changes in operating assets and liabilities
Accounts and unbilled receivables	1,394	154
Other current assets	(1,363)	(602)
Other long term assets	41	—
Accounts payable	562	598
Accrued liabilities	1,520	2,073
Deferred revenue	(1,870)	49,752
Income tax receivable (payable)	250	(900)

Net cash (used in) provided by operating activities	(15,523)	40,417

Cash flow from investing activities
Acquisitions of property and equipment	(1,313)	(661)

Net cash used in investing activities	(1,313)	(661)

Cash flows from financing activities
Repayments of borrowings under line of credit agreement	(3,813)	—
Restricted cash	3,959	(2)
Proceeds from exercise of stock options and other stock issuances	126	127
Proceeds from issuance of common stock from secondary offering, net	—	37,396

Net cash provided by financing activities	272	37,521

Net (decrease) increase in cash and cash equivalents	(16,564)	77,277
Cash and cash equivalents
Beginning of period	106,162	45,722

End of period	$89,598	$122,999

Supplemental schedule of cash flow information
Cash paid for interest	$23	$60
Cash paid for taxes	$32	$208
Non-cash financing and investing transactions
Purchases of property and equipment included in accounts payable and accrued liabilities	$484	$—
Asset acquisitions under capital lease obligations	$42

The accompanying notes are an integral part of these unaudited consolidated financial statements.

PFENEX INC.

Notes to Consolidated Financial Statements

(unaudited)

1. Organization and Summary of Significant Accounting Policies

Business Activities and Organization

Pfenex Inc. (“Company” or “Pfenex”) was incorporated in the state of Delaware in 2009. Pfenex is a clinical-stage biotechnology company engaged in the development of biosimilar and therapeutic equivalents to branded therapeutics and other high-value and difficult to manufacture proteins. The Company’s lead product candidate is PF582, a biosimilar candidate to Lucentis (ranibizumab). Lucentis is marketed by Genentech, Inc., a wholly-owned member of the Roche Group and Novartis AG, for the treatment of patients with retinal diseases. The Company completed a Phase 1b/2a trial in patients with wet age-related macular degeneration, or wet AMD, with Hospira, Inc. (“Hospira”), a subsidiary of Pfizer Inc. (collectively with Hospira, “Pfizer”). Pfenex will regain full rights to PF582 following Pfizer’s strategic review of the current therapeutic focus of its biosimilar pipeline. To that effect, on August 5, 2016, the Company and Pfizer entered into a termination agreement, pursuant to which the development and license agreement was terminated and all rights to PF582 were returned to the Company. The Company’s next most advanced product candidate is PF708. PF708 is a therapeutic equivalent candidate to Forteo (teriparatide), marketed by Eli Lilly and Company, or Eli Lilly, for the treatment of osteoporosis. The bioequivalence study for PF708 was completed in the second quarter of 2016. In addition to the Company’s two lead product candidates, its pipeline includes six other biosimilar candidates as well as vaccines and next generation biologic candidates. The Company filed the Investigational New Drug (“IND”) application for its recombinant anthrax vaccine at the end of 2014 and initiated a Phase 1a study at the end of 2015.

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

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions of the Securities and Exchange Commission (“SEC”) on Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by U.S. GAAP for complete financial statements. In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments necessary, which are of a normal and recurring nature, for the fair presentation of the Company’s financial position and of the results of operations and cash flows for the periods presented. These consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, as filed with the SEC. The results of operations for the interim period shown in this report are not necessarily indicative of the results that may be expected for any other interim period or for the full year.

Certain immaterial reclassifications of 2015 amounts have been made to conform with the 2016 presentation.

Use of Estimates

The preparation of the accompanying unaudited consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts (including assets, liabilities, revenues and expenses) and related disclosures. Estimates have been prepared on the basis of the most current and best available information. However, actual results could differ from those estimates.

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

Concentrations

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents, investments and accounts and unbilled receivables. The Company has established guidelines intended to limit its exposure to credit risk by placing investments with high credit quality financial institutions, diversifying its investment portfolio and placing investments with maturities that help maintain safety and liquidity. All cash and cash equivalents were held at three major financial institutions as of June 30, 2016 and December 31, 2015. For the Company’s cash position of $89.6 million as of June 30, 2016, the Company has exposure to credit loss for amounts in excess of insured limits in the event of non-performance by the institutions; however, the Company does not anticipate non-performance.

Additional credit risk is related to the Company’s concentration of receivables. As of June 30, 2016 and December 31, 2015, receivables were concentrated among two customers representing 93% and one customer representing 88% of total net receivables, respectively. For the three month period ended June 30, 2016, revenue was concentrated among three customers, including the Company’s collaborative partner, representing 89% of total revenues and four customers representing 92% for the three months ended June 30, 2015. For the six month period ended June 30, 2016, revenue was concentrated among two customers, including the Company’s collaborative partner, representing 81% of total revenues and four customers representing 83% for the six months ended June 30, 2015. There were no supplier concentrations.

A portion of revenue is earned from sales outside the United States. Non-U.S. revenue is denominated in U.S. dollars. A breakdown of the Company’s net revenue from U.S. and non-U.S. sources for the three and six months ended June 30, 2016 and 2015 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2016	2015	2016	2015
US Revenue	$3,082	$1,734	$5,806	$3,342
Non-US Revenue	53	556	93	923

	$3,135	$2,290	$5,899	$4,265

During the three and six months ended June 30, 2016, no single country accounted for more than 10% of the Company’s revenue. During the three and six months ended June 30, 2015, revenue earned from non-recurring sales in Japan accounted for 21% and 16% of the Company’s revenue, respectively.

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

Upfront, non-refundable licensing payments are assessed to determine whether or not the licensee is able to obtain standalone value from the license. Where the license does not have standalone value, non-refundable license fees are recorded as deferred revenue and recognized as revenue as the Company performs under the applicable agreement. Where the level of effort is relatively consistent over the performance period, the Company recognizes fixed or determinable revenue on a straight-line basis over the estimated period of performance. Where the license has standalone value, the Company recognizes total license revenue at the time all revenue recognition criteria have been met.

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

The Company recognizes revenue for its cost plus fixed fee government contracts in accordance with the authoritative guidance for revenue recognition including the authoritative guidance specific to federal government contractors. Reimbursable costs under its government contracts primarily include direct labor, materials, subcontracts, accountable property and indirect costs. In addition, the Company receives a fixed fee under its government contracts, which is unconditionally earned as allowable costs are incurred and is not contingent on success factors. Reimbursable costs under the Company’s government contracts, including the fixed fee, are recognized as revenue in the period the reimbursable costs are incurred and become billable.

The Company assesses milestone payments on an individual basis and recognizes revenue from nonrefundable milestone payments when the earnings process is complete and the payment is reasonably assured. Nonrefundable milestone payments related to arrangements under which the Company has continuing performance obligations are recognized as revenue upon achievement of the associated milestone, provided that (i) the milestone event is substantive and its achievability was not reasonably assured at the inception of the agreement and (ii) the amount of the milestone payment is reasonable in relation to the effort expended or the risk associated with the milestone event. Where separate milestone payments do not meet these criteria, the Company recognizes revenue using a contingency-adjusted performance model over the period of performance. For the three and six months ended June 30, 2016 and 2015, no revenue in connection with the achievement of milestones has been recognized.

The Company’s reagent protein products are comprised of internally developed reagent protein products and those purchased from original manufacturers for resale. Revenues for reagent product sales are reflected net of attributable sales tax. The Company generally offers a 30 day return policy. The Company recognizes reagent product revenue from product sales when it is realized or realizable and earned. Revenue is realized or realizable and earned when all of the following criteria are met: (1) persuasive evidence of an arrangement exists, (2) delivery has occurred or services have been rendered, (3) the Company’s price to the buyer is fixed or determinable, and (4) collectability is reasonably assured. Revenue from sales transactions where the buyer has the right to return the product is recognized at the time of sale only if: (1) the Company’s price to the buyer is substantially fixed or determinable at the date of sale, (2) the buyer has paid the Company, or the buyer is obligated to pay the Company and the obligation is not contingent on resale of the product, (3) the buyer’s obligation to the Company would not be changed in the event of theft or physical destruction or damage of the product, (4) the buyer acquiring the product for resale has economic substance apart from that provided by the Company, (5) the Company does not have significant obligations for future performance to directly bring about resale of the product by the buyer, and (6) the amount of future returns can be reasonably estimated. As of June 30, 2016, the Company has had minimal product returns related to reagent protein product sales. However, given the nature of the products, the Company has recorded reserves of $2 thousand and $1 thousand for warranty and return rights at June 30, 2016 and December 31, 2015, respectively. The reserve is a component of accounts and unbilled receivables, net in the accompanying unaudited consolidated balance sheets. Revenue under arrangements where the Company outsources the cost of fulfillment to third parties is evaluated as to whether the related amounts should be recorded gross or net. The Company records amounts collected from the customer as revenue, and the amounts paid to suppliers as cost of revenue when it holds all or substantially all of the risks and benefits related to the product or service. For transactions where the Company does not hold all or substantially all the risk, the Company uses net reporting and therefore records the transaction as if the end-user made a purchase from the supplier with the Company acting as a sales agent.

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

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements — Going Concern. The provisions of ASU 2014-15 provide that, in connection with preparing financial statements for each annual and interim reporting period, an entity’s management should evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued. ASU 2014-15 is effective for the annual reporting period ending after December 15, 2016, and for annual and interim periods thereafter. Early adoption is permitted. The Company is currently evaluating the effect that the adoption of ASU 2014-15 will have on its financial statement disclosures.

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

Level 1	Observable inputs such as quoted prices in active markets for identical assets or liabilities. Level 1 assets at June 30, 2016 and December 31, 2015 included the Company’s cash, cash equivalents and investments in certificates of deposit. There were no Level 1 liabilities;

Level 2	Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly. The Company had no Level 2 assets or liabilities at June 30, 2016 or December 31, 2015; and

Level 3	Unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of assets or liabilities in which there is little or no market data. The Company had no Level 3 assets or liabilities at June 30, 2016 or December 31, 2015.

The following table presents the Company’s assets that are measured at fair value on a recurring basis as of June 30, 2016 and December 31, 2015:

(in thousands)	Total	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2016
Cash and money market funds	$89,598	$89,598	$—	$—

Total assets measured at fair value	$89,598	$89,598	$—	$—

December 31, 2015
Cash and money market funds	$110,120	$110,120	$—	$—

Total assets measured at fair value	$110,120	$110,120	$—	$—

Cash and money market funds at December 31, 2015 include restricted cash, which is included in current assets on the balance sheet.

3. Property and Equipment

Property and equipment consisted of the following:

(in thousands)	June 30, 2016	December 31, 2015
Furniture and equipment	$281	$175
Computers and IT equipment	287	267
Purchased software	739	728
Lab and research equipment	4,389	3,879
Leasehold improvements	641	463
Construction in progress	535	—
Other fixed assets	64	65

Total property and equipment, gross	6,936	5,577
Less: accumulated depreciation and amortization	(2,509)	(2,398)

Total property and equipment, net	$4,427	$3,179

Total depreciation and amortization expense was included in selling, general and administrative expenses and research and development in the accompanying consolidated statements of operations as follows:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2016	2015	2016	2015
Selling, general and administrative	$58	$62	$113	$131
Research and development	102	69	196	126

Total depreciation and amortization expense	$160	$131	$309	$257

4. Intangible Assets

Intangible assets consisted of the following:

(in thousands)	June 30, 2016	December 31, 2015
Customer relationships	$3,750	$3,750
Developed technology	4,400	4,400
Trade names	910	910

Gross intangible assets	9,060	9,060
Less: Accumulated amortization	(3,493)	(3,228)

Total intangible assets, net	$5,567	$5,832

Amortization expense was $0.1 million for each of the three months ended June 30, 2016 and 2015 and $0.3 million for each of the six months ended June 30, 2016 and 2015. Amortization expense is included within selling, general and administrative expense in the accompanying consolidated statements of operations. As of June 30, 2016, estimated amortization expense for the next five years amounts to approximately $0.5 million per year.

5. Accrued Liabilities

Accrued liabilities consisted of the following:

(in thousands)	June 30, 2016	December 31, 2015
Accrued vacation	$541	$438
Deferred rent	516	380
Accrued bonuses	810	1,239
Other accrued employee-related liabilities	257	205
Accrued professional fees	794	447
Accrued supplier liability	146	90
Accrued subcontractor costs	3,550	2,913
Other accrued liabilities	1,287	285

Total accrued liabilities	$7,901	$5,997

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

As of December 31, 2015, the amount drawn down on the Amended Credit Facility was $3.8 million and bore a fixed interest rate of 2.3%. The Company recognized $8 thousand of interest expense related to the LOCs for the six months ended June 30, 2016. The Company recognized $23 thousand and $45 thousand of interest expense related to the LOCs for the three and six months ended June 30, 2015, respectively.

7. Commitments and Contingencies

Collaborative Arrangement

In February 2015, the Company entered into a development and license agreement with Pfizer for the development and commercialization of PF582. Under the terms of the development and license agreement, in March of 2015 the Company received a non-refundable license payment of $51 million on receipt of antitrust approval. As further described in Note 11, the Company will regain the full rights to PF582 following Pfizer’s strategic review of the current therapeutic focus of its biosimilar pipeline. To that effect, on August 5, 2016, the Company and Pfizer entered into a termination agreement, pursuant to which the development and license agreement was terminated and all rights to PF582 were returned to the Company. In the three and six months ended June 30, 2016, $0.9 million and $1.9 million was recognized as license revenue, respectively. In the three and six months ended June 30, 2015, $0.9 million and $1.1 million was recognized as license revenue, respectively.

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

In September 2014, the Company amended the Lease to extend the term for an additional three years through March 31, 2024 and to lease additional facilities consisting of 7,315 square feet, resulting in a total increase in the estimated rent payments over the life of the Lease by approximately $2.9 million. Base rent payments for the new space commenced in December 2014 and increased total estimated rent payments over the life of the Lease by approximately $1.5 million. The extended term on the existing space increased total estimated rent payments by approximately $1.4 million. In addition to the base rent, the Company is obligated to pay certain customary amounts for its share of operating expenses and tax obligations. In November 2015, the Company amended the Lease to add facilities consisting of 16,811 square feet. Base rent payments for a portion of the new space commenced in March 2016 and the remaining base rent payments for the additional facilities commenced in June 2016, which will collectively increase total estimated rent payments over the life of the lease by approximately $2.3 million.

In addition to the Lease, the Company has entered into operating and capital lease agreements for lab and office equipment that expire at various dates through December 2020. In March 2016, the Company entered into an operating lease for lab equipment with estimated total payments of $0.7 million over the two year term.

8. Stock-Based Compensation

Summary Stock-Based Compensation Information

The following table summarizes stock-based compensation expense:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2016	2015	2016	2015
Cost of revenues	$72	$22	$100	$43
Research and development	170	103	381	132
Selling, general and administrative	527	303	1,145	569

Total	$769	$428	$1,626	$744
Stock-based compensation from:
Stock options	$736	$414	$1,524	$699
Employee stock purchase plan	33	14	102	45

Total	$769	$428	$1,626	$744

The following table summarizes the Company’s stock option activity during the six months ended June 30, 2016:

	Number of Options	Weighted Average Exercise Price
	(in thousands, except weighted average exercise price)
Outstanding at December 31, 2015	1,638	$8.50
Granted	833	9.02
Exercised	(54)	0.62
Cancelled (forfeited)	(100)	14.49

Outstanding at June 30, 2016	2,317	$8.62

Vested and expected to vest at June 30, 2016	2,098	$8.52
Vested and exercisable at June 30, 2016	848	$6.99

The Company received approximately $16 thousand and $33 thousand from stock option exercises during the three and six months ended June 30, 2016, respectively. The Company received approximately $18 thousand and $0.1 million from stock option exercises during the three and six months ended June 30, 2015, respectively. Options outstanding at June 30, 2016 have a weighted average remaining contractual term of 8.3 years.

The exercise price of all options granted during the three and six months ended June 30, 2016 and 2015 was the closing price of the Company’s common stock on the date of grant. The fair value of each stock option granted is estimated on the grant date under the fair value method using the Black-Scholes model. The following assumptions were used to estimate the fair value of stock options:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Risk-free interest rate	1.3% – 1.5%	1.4% - 1.9%	1.3% - 1.9%	1.3% - 1.9%
Expected volatility	63.7% - 66.2%	50.2% - 52.3%	63.1% - 68.6%	50.2% - 53.0%
Dividend yield	0%	0%	0%	0%
Expected term (years)	5.5 – 6.3	5.5 – 6.1	5.1 – 6.3	5.5 – 6.1

As of June 30, 2016, there was approximately $6.2 million of unrecognized compensation cost related to unvested stock option awards and the weighted average period over which this cost is expected to be recognized is 2.9 years.

9. Income Taxes

During the six months ended June 30, 2016, the Company recorded an income tax expense of $1 thousand related to minimum state taxes. No income tax expense was recorded for the three months ended June 30, 2016. For tax purposes, the Company recognized all of the $51 million upfront payment from Pfizer as income in 2015. The Company has a deferred tax asset for the difference between the income recognized for book and tax. The future reversal of the deferred revenue will provide for a carryback to 2015 for any amounts recognized for books in 2016 and 2017, estimated to be about $8 million. The future reversal of this temporary difference is a source of income when evaluating the deferred tax asset and valuation allowance. The Company expects to be in a taxable loss position for 2016. No tax expense is expected in the next several years as the Company continues to generate net operating losses and corresponding valuation allowances due to its investments in its lead product candidates and other pipeline products.

10. Net Loss per Share of Common Stock

The following table summarizes the computation of basic and diluted net loss per share:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2016	2015	2016	2015
Net loss	$(10,166)	$(5,983)	$(18,375)	$(11,955)

Weighted-average common shares used to compute basic and diluted net loss per share	23,379	22,460	23,366	21,467

Net loss per common share basic and diluted	$(0.43)	$(0.27)	$(0.79)	$(0.56)

Basic net loss per share is computed by dividing the net loss by the weighted-average number of common shares outstanding for the period. Diluted net loss per share is computed by dividing the net loss attributable to common stockholders by the weighted-average number of common shares and dilutive common stock equivalents outstanding for the period, determined using the treasury-stock method and the as-if converted method, for convertible securities, if inclusion of these is dilutive. Because the Company has reported a net loss for the three and six months ended June 30, 2016 and 2015, diluted net loss per common share is the same as basic net loss per common share for those periods.

The following potentially dilutive securities outstanding at the end of the periods presented have been excluded from the computation of diluted shares outstanding, as their effect would be anti-dilutive:

	June 30,
(in thousands)	2016	2015
ESPP	50	44
Options to purchase common stock	2,317	1,691

11. Subsequent Events

Jazz Collaboration

In July, 2016, the Company announced that it entered into a collaboration agreement with Jazz Pharmaceuticals Ireland Limited (“Jazz”) to develop certain hematology products. Jazz will have the exclusive right to manufacture and commercialize the products worldwide. In addition, pursuant to the collaboration agreement, the Company has granted Jazz certain other rights to negotiate the exclusive right to develop, manufacture and commercialize throughout the world other hematology products that are currently or in the future may be developed by the Company, including PF690 (pegaspargase), a biosimilar candidate to the reference product Oncaspar. Under the terms of the collaboration, the Company received upfront and option payments totaling $15 million in July of 2016, and may be eligible to receive additional payments of up to $166 million based on the achievement of certain development, regulatory, and sales-related milestones, including up to $41 million for certain non-sales-related milestones. The Company may also be eligible to receive tiered royalties on worldwide sales of any products resulting from the collaboration.

Termination of Pfizer Collaboration Agreement

The Company will regain the full rights to PF582 following Pfizer’s strategic review of the current therapeutic focus of its biosimilar pipeline. To that effect, on August 5, 2016, the Company entered into a Termination Agreement (the “Termination Agreement”) with Hospira Bahamas Biologics Ltd., and Hospira, Inc. (such Hospira entities, collectively, “Pfizer”) pursuant to which the parties agreed to terminate the Development and License Agreement dated February 9, 2015 between the Company and Hospira Bahamas Biologics Ltd.

Under the terms of the Termination Agreement, the Company regained exclusive, worldwide rights for, and the parties terminated their collaboration in regard to, the development, manufacture and commercialization of PF582.

The Termination Agreement further provides for the grant by Pfizer to the Company of a perpetual license under intellectual property rights developed by Pfizer under the development and license agreement, the transfer from Pfizer to the Company of know-how and regulatory materials relating to PF582 that were generated by Pfizer under the development and license agreement, and the formation of a transition committee with equal representation to establish and oversee the implementation of a transition plan.

In addition, the Termination Agreement provides for a mutual release of claims and restricts Pfizer and its affiliates from developing or commercializing a competing product (in relation to PF582) during the period of 12 months following the Termination Date.

As a result of the termination of the development and license agreement with Pfizer, the estimated performance period for the contract was adjusted to reflect the August 5, 2016 termination date, which will accelerate the recognition of revenue that had been previously deferred. The Company anticipates recognizing $46.1 million of deferred revenue in the third quarter ended September 30, 2016.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

The following discussion and analysis should be read together with our consolidated financial statements and the notes to those statements included elsewhere in this Form 10-Q. This Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that are based on our management’s beliefs and assumptions and on information currently available to our management. The forward-looking statements are contained principally in the section entitled “Risk Factors” and this Management’s Discussion and Analysis of Financial Condition and Results of Operations. Forward-looking statements include, but are not limited to:

•	the sufficiency of our cash and cash equivalents and cash generated from operations to meet our working capital and capital expenditure needs for the next 12 to 18 months;

•	our ability to successfully establish and successfully maintain appropriate collaborations and derive significant revenue from those collaborations;

•	our and our collaboration partners’ ability to enroll patients in our clinical studies at the pace that we project;

•	our expectations regarding the timing and the success of the design of the clinical trials and planned clinical trials of PF582, PF708 and our other product candidates, and reporting results from same;

•	whether the results of our and our future collaboration partners’ trials will be sufficient to support domestic or global regulatory approvals for PF582 and PF708;

•	our and our collaboration partners’ ability to obtain and maintain regulatory approval of PF582, PF708 or our future product candidates, and the timing of such regulatory approvals;

•	our reliance on third parties to conduct clinical studies;

•	our reliance on third-party contract manufacturers to manufacture and supply our product candidates for us;

•	the benefits of the use of PF582, PF708 or any future product candidates;

•	the rate and degree of market acceptance of PF582, PF708 or any future product candidates;

•	our expectations regarding government and third-party payor coverage and reimbursement;

•	our and our collaboration partners’ ability to manufacture PF582, PF708 and our other product candidates in conformity with regulatory requirements and to scale up manufacturing of PF582, PF708 and our other product candidates to commercial scale;

•	our ability to successfully build a specialty sales force, or collaborate with third-party distributors, to commercialize our products;

•	our ability to compete with companies currently producing the reference products, including Lucentis and Forteo;

•	our reliance on our collaboration partners’ performance over which we do not have control;

•	our ability to retain and recruit key personnel, including development of a sales and marketing function;

•	our ability to obtain and maintain intellectual property protection for PF582, PF708 or any future product candidates;

•	our estimates of our expenses, ongoing losses, future revenue, capital requirements and our needs for or ability to obtain additional financing;

•	our expectations regarding the market size, size of patient populations, and growth potential for our product candidates, if approved for commercial use;

•	our estimates of the expected patent expiration timelines for Lucentis, Forteo and other branded reference biologics;

•	our expectations regarding the time during which we will be an emerging growth company under the Jumpstart Our Business Startups Act;

•	our ability to develop new products and product candidates;

•	our financial performance; and

•	developments and projections relating to our competitors and our industry.

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

In this Form 10-Q, “we,” “us” and “our” refer to Pfenex Inc. and its subsidiary.

Overview

We are a clinical-stage biotechnology company engaged in the development of biosimilar and therapeutic equivalent products and other high-value and difficult-to-manufacture proteins. Our lead product candidate is PF582, a biosimilar candidate to Lucentis (ranibizumab). Lucentis, marketed by Genentech, Inc., a wholly-owned member of the Roche Group, and Novartis AG, for the treatment of patients with retinal diseases, achieved approximately $3.6 billion in global product sales in 2015. In February 2015, we entered into a development and license agreement with Hospira, Inc., or Hospira, a subsidiary of Pfizer Inc. (collectively with Hospira, “Pfizer”) for the development and commercialization of PF582. For PF582, we completed a Phase 1b/2a trial in patients with wet age-related macular degeneration, or wet AMD, with Pfizer. We will regain the full rights to PF582 following our partner’s strategic review of the current therapeutic focus of its biosimilar pipeline. To that effect, on August 5, 2016, the Company and Pfizer entered into a termination agreement, pursuant to which the development and license agreement was terminated and all rights to PF582 will be returned to us.

Our next most advanced product candidate is PF708. PF708 is a therapeutic equivalent candidate to Forteo (teriparatide), marketed by Eli Lilly for the treatment of osteoporosis and achieved over $1.4 billion in global product sales in 2015. The PF708 bioequivalence study, conducted in 70 healthy subjects, was completed in the second quarter of 2016 and met its primary objectives. The 90% confidence intervals of the area-under-the-curve (AUC) and maximum concentration (Cmax) geometric mean ratios of PF708 versus Forteo were within the 80-125% range required for concluding bioequivalence. We anticipate initiating the clinical study to satisfy the filing requirements for PF708 through the 505(b)(2) regulatory development pathway by year-end. In addition to the positive bioequivalence study, the pivotal PF708 clinical program will include an immunogenicity/pharmacokinetic study in subjects with osteoporosis. We believe that the clinical program in the US can be leveraged for regulatory filings in other geographies and additional updates will be provided over the course of 2016. In addition to our two most advanced product candidates, our pipeline includes six other biosimilar candidates as well as vaccines and next generation biologic candidates. To date, none of our product candidates have completed clinical development, been submitted for regulatory review or received marketing authorization from any regulatory agency, and therefore we have not received revenue from the sale of any of our product candidates.

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

Our product candidate selection strategy is to focus on products with large addressable markets, which are expected to be free of intellectual property barriers in major markets over our projected approval timelines, and for which our Pfēnex Expression Technology® enables efficient and large scale manufacturing. Our pipeline of product candidates and preclinical products under development includes six wholly-owned programs, two that are being developed in a joint venture with Strides Arcolab Limited, a specialty pharmaceutical company, and certain other products that are being developed in collaboration with Jazz Pharmaceuticals Ireland Limited, or Jazz, a biopharmaceutical company. In addition, we are also developing proprietary vaccine candidates that are being funded by the Department of Health and Human Services and the National Institutes of Health (NIH) within the United States government.

Our revenue for the three months ended June 30, 2016 and 2015 was $3.1 million and $2.3 million, respectively, and was $5.9 million and $4.3 million for the six months ended June 30, 2016 and 2015, respectively. Our historical revenue has been primarily derived from monetizing our Pfēnex Expression Technology® through collaboration agreements, service agreements, government contracts and reagent protein product sales, which provide for various types of payments, including upfront payments, funding of research and development, milestone payments, intellectual property access fees and licensing fees. Currently, various government agencies are funding costs associated with our proprietary novel vaccine programs. As we continue to focus our business on the development of our product pipeline, we anticipate allocating fewer resources to certain aspects of our protein production activities that currently generate our revenue, which we expect will result in a decline of service-related revenue associated with protein production.

As of June 30, 2016, we had an accumulated deficit of $159.9 million, of which $89.8 million was attributable to recognizing the accretion in the redemption value of our convertible preferred stock. We recognized net losses of $10.2 million and $6.0 million for the three months ended June 30, 2016 and 2015, respectively, and $18.4 million and $12.0 million for the six months ended June 30, 2016 and 2015, respectively. We expect to incur substantial and increasing losses for the next several years as we develop and advance our lead product candidates through clinical development, expand our research and development activities, and prepare for the potential commercial launch of our lead product candidates. As a result, our research and development expenses will increase materially as we incur further costs of development. We currently utilize third-party clinical research organizations, or CROs, to carry out our clinical development and we do not yet have an extensive sales organization. We will need substantial additional funding to support our operating activities, especially as we approach anticipated regulatory approval in Europe, the United States and other territories, and begin to establish our commercialization capabilities. Adequate funding may not be available to us on commercially reasonable terms, or at all. Since our inception, we have funded our operations primarily through the sale and issuance of common stock in our initial public offering, or IPO, and, most recently, in our follow-on offering, the private placement of equity securities, our prior credit facility, and revenue from our collaboration agreements, service agreements, government contracts and reagent protein product sales. We have devoted substantially all of our capital resources to the research and development of our product candidates and working capital requirements. Additionally, as we continue to focus our business on the development of our product pipeline, we anticipate allocating fewer resources to certain aspects of our protein production activities that currently generate our revenue, which we expect will result in a decline of service-related revenue.

Critical Accounting Policies, Significant Judgments and Use of Estimates

Our management’s discussion and analysis of financial condition and results of operations is based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States, or GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported revenue and expenses during the reporting periods. These items are monitored and analyzed by us for changes in facts and circumstances, and material changes in these estimates could occur in the future. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Changes in estimates are reflected in reported results for the period in which they become known. Actual results may differ materially from these estimates under different assumptions or conditions. The accompanying unaudited consolidated financial statements and related financial information should be read in conjunction with the audited financial statements and related footnotes included in our Annual Report on Form 10-K for the year ended December 31, 2015. Except as otherwise disclosed, there have been no material changes in our critical accounting policies and estimates in the preparation of our financial statements during the three and six months ended June 30, 2016 compared to those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015, as filed with the SEC on March 10, 2016.

Recent Developments

Termination of Pfizer Agreement

We will regain the full rights to PF582 following our partner’s strategic review of the current therapeutic focus of its biosimilar pipeline. To that effect, on August 5, 2016, we entered into a Termination Agreement (the “Termination Agreement”) with Hospira Bahamas Biologics Ltd., and Hospira, Inc. (such Hospira entities, collectively, “Pfizer”) and agreed to terminate the Development and License Agreement dated February 9, 2015 between Pfenex and Hospira Bahamas Biologics Ltd.

Under the terms of the Termination Agreement, we regained exclusive, worldwide rights for, and the parties terminated their collaboration in regard to, the development, manufacture and commercialization of PF582.

The Termination Agreement further provides for the grant by Pfizer to us of a perpetual license under intellectual property rights developed by Pfizer under the development and license agreement, the transfer from Pfizer to us of know-how and regulatory materials relating to PF582 that were generated by Pfizer under the development and license agreement, and the formation of a transition committee with equal representation to establish and oversee the implementation of a transition plan.

In addition, the Termination Agreement provides for a mutual release of claims and restricts Pfizer and its affiliates from developing or commercializing a competing product (in relation to PF582) during the period of 12 months following the Termination Date.

Jazz Collaboration Agreement

In July 2016, we entered into a License and Option Agreement with Jazz, pursuant to which we and Jazz will collaboratively develop certain hematology products, and Jazz will have the exclusive right to manufacture and commercialize such products throughout the world. In addition, pursuant to the agreement, we have granted Jazz certain other rights to negotiate the exclusive right to develop, manufacture and commercialize throughout the world other hematology products that are currently or in the future may be developed by us, including PF690 (pegaspargase), a biosimilar candidate to the reference product Oncaspar.

In consideration for the exclusive licenses and other rights contained in the agreement, we received upfront and option payments totaling $15 million in July of 2016, and may be eligible to receive additional payments of up to $166 million based on the achievement of certain development, regulatory, and sales-related milestones, including up to $41 million for certain non-sales-related milestones. We may also be eligible to receive tiered royalties on worldwide sales of any products resulting from the collaboration.

Due to these developments and as a result of our recent pipeline review, we have decided to advance other programs ahead of the PF530 biosimilar Betaseron opportunity and reduce the expenses associated with PF530.

PF582 Update

We enrolled a total of 25 VEGF-inhibitor naïve patients with neovascular age-related macular degeneration (AMD) in the PF582 Phase 1/2 trial (13 received PF582, including 1 sentinel patient who received open label PF582, 12 received Lucentis). All patients received 3 monthly intravitreal injections. The primary endpoint of the study was safety and tolerability of PF582 compared to that of Lucentis in patients with neovascular AMD. With respect to safety, there were no meaningful differences in intra-ocular pressure between PF582 and Lucentis at any of the timepoints. Additionally, there were no imbalances in local or systemic adverse events. The immunogenicity results showed comparable anti-drug antibody findings between PF582 and Lucentis throughout the 3 month study period. The efficacy and pharmacodynamic results indicated that there were no meaningful differences in best corrected visual acuity and the decreases in central retinal thickness between PF582 and Lucentis at any of the timepoints were also similar.

Px563 Update

On August 8, 2016 we announced positive immunogenicity and safety data from the Day 70 analysis of the Px563L anthrax vaccine study. Interim results indicate that the vaccine is well-tolerated and has the potential to afford superior protection against anthrax infection after only 2 injections. The randomized, double-blind, placebo-controlled phase 1a study enrolled 3 cohorts (10 mcg, 50 mcg and 80 mcg) in a dose-escalating manner. Within each cohort, subjects received Px563L, RPA563 or placebo in an 8:8:2 ratio. Subjects were administered 2 doses of vaccine or placebo 28 days apart. The current analysis covers safety and immunogenicity assessment, including toxin-neutralizing antibody (TNA) expressed as 50% neutralizing factor (NF50), through Day 70. TNA NF50 threshold value ≥ 0.56 has been correlated with significant survival after anthrax exposure in animal models. After the administration of 2 doses, 100% of Px563L subjects achieved a TNA NF50 ≥ 0.56 at Day 70 for both the 10 mcg and 80 mcg dose cohorts, and 87.5% achieved the target threshold in the 50 mcg dose cohort. An additional criterion for assessing anthrax vaccine immunogenicity success is for the lower confidence limit (LCL), or the lower bound of the two-sided 95% confidence interval for the percentage of subjects who met or exceeded the TNA threshold, to be greater than or equal to 40%. All doses of Px563L were above the LCL at Day 70, having demonstrated this activity after only 2 doses.

Results of Operations

Comparison of the three months and six months ended June 30, 2016 and 2015

The following table summarizes our net loss during the periods indicated:

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands, except percentages)	2016	2015	Change	2016	2015	Change
Revenue	$3,135	$2,290	37%	$5,899	$4,265	38%
Cost of revenue	1,440	921	56%	2,716	2,229	22%

Gross profit	1,695	1,369	24%	3,183	2,036	56%

Operating expense
Selling, general and administrative	4,321	3,688	17%	8,530	7,579	13%
Research and development	7,586	3,610	110%	13,073	6,419	104%

Total operating expense	11,907	7,298	63%	21,603	13,998	54%

Loss from operations	(10,212)	(5,929)	72%	(18,420)	(11,962)	54%
Other income (expense), net	46	(33)	(239)%	46	47	(2)%

Net loss before income taxes	(10,166)	(5,962)	71%	(18,374)	(11,915)	54%
Income tax expense	—	(21)	(100)%	(1)	(40)	(98)%

Net loss	$(10,166)	$(5,983)	70%	$(18,375)	$(11,955)	54%

Revenue

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands, except percentages)	2016	2015	Change	2016	2015	Change
Revenue	$3,135	$2,290	37%	$5,899	$4,265	38%

Revenue increased by $1.6 million, or 38%, to $5.9 million in the six month period ended June 30, 2016 compared to $4.3 million in same period in 2015. Revenue increased by $0.8 million, or 37%, to $3.1 million in the three month period ended June 30, 2016 compared to $2.3 million in same period in 2015. The increases in revenue for the periods presented were due to the stage of development of our Px563L product candidate under our government contracts, offset by a decrease in product sales. The Phase 1 trial for Px563L, entirely funded through the U.S. government, was initiated in the second half of 2015 and is on-going, resulting in an increase in revenue in the periods presented. Given the nature of the novel vaccine development process, revenue will fluctuate depending on stage of development. The increase in revenue for the six month period ended June 30, 2016 was also the result of an increase in license revenue.

As a result of the termination of the development and license agreement with Pfizer, the estimated performance period for the agreement was adjusted to reflect the August 5, 2016 termination date, which will accelerate the recognition of revenue that had been previously deferred. We anticipate recognizing $46.1 million of deferred revenue in the third quarter ended September 30, 2016.

Cost of Revenue

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands, except percentages)	2016	2015	Change	2016	2015	Change
Cost of revenue	$1,440	$921	56%	$2,716	$2,229	22%

Cost of revenue increased by approximately $0.5 million, or 22%, to $2.7 million in the six month period ended June 30, 2016 compared to $2.2 million in same period in 2015. Cost of revenue increased by approximately $0.5 million, or 56%, to $1.4 million in the three month period ended June 30, 2016, compared to $0.9 million in the same period in 2015. The increase in cost of revenue for the periods presented were due primarily to an increase in costs for our Px563L product candidate under our government contracts. The increase was offset by a decrease in product sales, reflecting our customers’ product development and clinical progression. Given the nature of the novel vaccine development process, these costs will fluctuate depending on stage of development.

Selling, General and Administrative

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands, except percentages)	2016	2015	Change	2016	2015	Change
Selling, general and administrative	$4,321	$3,688	17%	$8,530	$7,579	13%

Selling, general and administrative expenses increased by $0.9 million, or 13%, to $8.5 million in the six month period ended June 30, 2016 compared to $7.6 million in the same period in 2015. Selling, general and administrative expenses increased by $0.6 million, or 17%, to $4.3 million in the three month period ended June 30, 2016 compared to $3.7 million in the same period in 2015. The increase in selling, general and administrative expenses during the periods presented were primarily due to an increase in headcount, as well as increases in salaries and other personnel costs. We expect general and administrative costs to continue to increase for activities associated with operating as a publicly-traded company, including maintaining compliance with exchange listing and Securities and Exchange Commission requirements. These increases will likely include legal fees, accounting fees, directors’ and officers’ liability insurance premiums and fees associated with investor relations. These increases will also likely include the hiring of additional personnel. In addition, we intend to continue to incur increased internal and external business development costs to support our various product development efforts, which can vary from period to period.

Research and Development

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands, except percentages)	2016	2015	Change	2016	2015	Change
Research and development	$7,586	$3,610	110%	$13,073	$6,419	104%

Research and development expenses increased by approximately $6.7 million, or 104%, to $13.1 million in the six month period ended June 30, 2016 compared to $6.4 million in same period in 2015. Research and development expenses increased by approximately $4.0 million, or 110%, to $7.6 million in the three month period ended June 30, 2016 compared to $3.6 million in same period in 2015. The increases in research and development expenses during the periods presented were due to the increase in development activity of our product candidates PF708 and PF530 and the hiring of additional personnel dedicated to our research and development efforts. A bioequivalence study for PF708 began at the end of 2015 and was completed in the second quarter of 2016, increasing costs over the same period last year.

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

As a result of the termination of the development and license agreement with Pfizer, we may incur substantial additional research and development expenses to develop PF582 as currently contemplated. We will need to invest or find a collaboration partner to invest significant resources in the further development of PF582.

For PF708, we expect research and development costs will increase going forward as we independently advance PF708 as a wholly-owned product candidate. These costs are expected to include, among others, the costs of an immunogenicity/pharmacokinetic study for PF708, which is expected to commence by the end of the year.

Liquidity and Capital Resources

The following table summarizes our cash, cash equivalents and marketable securities:

(in thousands)	June 30, 2016	December 31, 2015
Cash and cash equivalents	$89,598	$106,162

To date, we have funded our operations primarily through our initial public offering, collaboration agreements, our follow-on offering, the private placement of equity securities, service agreements, government contracts, reagent protein product sales and our prior credit facilities. At June 30, 2016, we had $89.6 million in cash and cash equivalents compared to $106.2 million as of December 31, 2015 and $4.0 million in restricted cash as collateral for lines of credit at December 31, 2015. As of December 31, 2015, we had $3.8 million drawn under our prior $3.9 million Amended Credit Facility. In February 2016, we terminated the credit facility and repaid the amount outstanding using our restricted cash.

In July, 2016 we entered into an agreement with Jazz to develop certain hematology products. Under the terms of the collaboration, we received upfront and option payments totaling $15 million in July of 2016, and may be eligible to receive additional payments of up to $166 million based on the achievement of certain development, regulatory, and sales-related milestones, including up to $41 million for certain non-sales-related milestones. We may also be eligible to receive tiered royalties on worldwide sales of any products resulting from the collaboration.

As a result of the termination of the development and license agreement with Pfizer, management is assessing all opportunities for the continued advancement of PF582, and we may need to obtain substantial additional sources of funding to develop PF582 as currently contemplated. If such additional funding is not available on favorable terms or at all, we may need to delay or reduce the scope of our PF582 development program, or grant rights in the United States, as well as outside the United States, to PF582 to one or more partners.

We believe that our existing cash and cash equivalents and our cash inflow from operations will be sufficient to meet our anticipated cash needs for at least the next 12 to 18 months. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. Further, our operating plan may change, and we may need additional funds to meet operational needs and capital requirements for product development and commercialization sooner than planned. We currently have no credit facility or committed sources of capital although we may receive milestone and other contingent payments under our current license and collaboration agreements. Our future capital requirements will depend on many factors, including:

•	the timing and extent of spending on our research and development efforts, including with respect to PF582 and PF708 current or future arrangements;

•	the scope, rate of progress, results and cost of our clinical trials, preclinical testing and other related activities;

•	the time and costs involved in seeking and obtaining regulatory and marketing approvals in multiple jurisdictions for our product candidates that successfully complete clinical trials;

•	the cost of preparing, filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights;

•	our ability to enter into and maintain collaboration, licensing, commercialization and other arrangements and the terms and timing of such arrangements;

•	the receipt of any collaboration or milestone payments;

•	the timing, receipt and amount of sales, profit sharing or royalties, if any, from our potential products;

•	the introduction of new product candidates and the number and characteristics of product candidates that we pursue;

•	the expansion of our sales and marketing activities;

•	the cost of manufacturing and commercialization activities, if any;

•	the potential acquisition and in-licensing of other technologies, products or assets;

•	the emergence of competing technologies or other adverse market developments; and

•	the degree and rate of market acceptance of any products launched by us or our collaboration partners.

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

Cash Flows

The following table sets forth the primary sources and uses of cash and cash equivalents for each of the periods presented below.

	Six Months Ended June 30,
(in thousands)	2016	2015
Net cash (used in) provided by:
Operating activities	$(15,523)	$40,417
Investing activities	(1,313)	(661)
Financing activities	272	37,521

Net (decrease) increase in cash and cash equivalents	$(16,564)	$77,277

Net cash (used in) provided by operating activities

Net cash used in operating activities was $15.5 million for the six months ended June 30, 2016 compared to net cash provided by operating activities of $40.4 million for the six month period ended June 30, 2015. Net cash used in operating activities for the six months ended June 30, 2016 was attributable to our research and development activities associated with PF530 and PF708, as well as our other product candidates. Net cash provided by operating activities for the six months ended June 30, 2015 was primarily related to a one-time non-refundable payment of $51 million from Pfizer under the terms of our prior collaboration agreement to develop PF582 and was partially offset by our research and development activities associated with PF530 and PF708.

Net cash used in investing activities

Net cash used in investing activities was $1.3 million for the six months ended June 30, 2016 compared to $0.7 million of net cash outflows for the six month period ended June 30, 2015. We used $1.3 million and $0.7 million to purchase property and equipment in the six month periods ended June 30, 2016 and June 30, 2015, respectively.

Net cash provided by financing activities

Net cash provided by financing activities was $0.3 million for the six months ended June 30, 2016 compared to $37.5 million provided for the six month period ended June 30, 2015. Net cash provided by financing activities for the six months ended June 30, 2016 resulted primarily from the issuance of common stock in connection with our Employee Stock Purchase Plan and exercises of stock options and a refund of the residual restricted cash resulting from the $3.8 million repayment of the Amended Credit Facility upon termination in February 2016. Net cash provided by financing activities for the six months ended June 30, 2015 was primarily related to the net proceeds of $37.4 million from the issuance of our common stock in connection with our follow-on offering after deducting estimated offering expenses of approximately $0.6 million.

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

In the normal course of business, we enter into contracts and agreements that contain a variety of representations and warranties and provide for general indemnifications, including our Strides Arcolab agreements described above. Our exposure under these agreements is unknown because it involves claims that may be made against us in the future, but have not yet been made. As of June 30, 2016, we have not paid any claims or been required to defend any action related to our indemnification obligations. However, we may record charges in the future as a result of these indemnification obligations.

Contractual Obligations and Commitments

Except as noted below, there have been no material changes during the six months ended June 30, 2016 to our contractual obligations disclosed in our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2015.

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

In September 2014, we amended the Lease to extend the term for an additional three years through June 30, 2024 and to lease additional facilities consisting of 7,315 square feet, resulting in a total increase in the estimated rent payments over the life of the Lease by approximately $2.9 million. Base rent payments for the new space commenced in December 2014 and increased total estimated rent payments over the life of the Lease by approximately $1.5 million. The extended term on the existing space increased total estimated rent payments by approximately $1.4 million. In addition to the base rent, we are obligated to pay certain customary amounts for our share of operating expenses and tax obligations. In November 2015, we amended the Lease to add facilities consisting of 16,811 square feet. Base rent payments for a portion of the new space commenced in March 2016, which will increase total estimated rent payments over the life of the lease by approximately $2.3 million.

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

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements — Going Concern. The provisions of ASU 2014-15 provide that, in connection with preparing financial statements for each annual and interim reporting period, an entity’s management should evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued. ASU 2014-15 is effective for the annual reporting period ending after December 15, 2016, and for annual and interim periods thereafter. Early adoption is permitted. We are currently evaluating the effect that the adoption of ASU 2014-15 will have on our financial statement disclosures.

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

We are exposed to market risk in the ordinary course of our business. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of fluctuations in interest rates and foreign currency exchange rates. As of June 30, 2016, we did not hold or issue financial instruments for trading purposes.

Interest rate fluctuation risk

The primary objective of our investment activities is to preserve our capital to fund our operations. We also seek to maximize income from our cash and cash equivalents without assuming significant risk. To achieve our objectives, we invest our cash and cash equivalents in money market funds, treasury obligations, short term certificates of deposit and high-grade corporate securities, directly or through managed funds, with maturities of six months or less. As of June 30, 2016, we had cash and cash equivalents of $89.6 million consisting of cash of $6.7 million and investments of $82.9 million in highly liquid U.S. money market funds. A portion of our investments may be subject to interest rate risk and could fall in value if market interest rates increase. However, because our investments are primarily short-term in duration, we believe that our exposure to interest rate risk is not significant and a 100 basis point movement in market interest rates would not have a significant impact on the total value of our portfolio. We actively monitor changes in interest rates.

Foreign currency exchange risk

We contract with clinical research organizations (“CROs”), investigational sites and suppliers in foreign countries. We are therefore subject to fluctuations in foreign currency rates in connection with these agreements. We have not entered into any material foreign currency hedging contracts although we may do so in the future. To date we have not incurred any material effects from foreign currency changes on these contracts. The effect of a 10% adverse change in exchange rates on foreign currency denominated cash and payables as of June 30, 2016 would not have been material. However, fluctuations in currency exchange rates could harm our business in the future.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

With the exception of one year, we have incurred annual net operating losses since inception, and to date have generated only limited revenue from government contracts, service agreements, collaboration agreements, and reagent protein product sales. We have recorded net losses of $18.4 million, $12.0 million, $28.2 million and $9.8 million for the six months ended June 30, 2016 and 2015 and the years ended December 31, 2015 and 2014, respectively, and had an accumulated deficit of $159.9 million and net working capital of $79.3 million as of June 30, 2016. We have funded our operations primarily through the sale and issuance of common stock in our initial public offering, our follow-on offering in April 2015, private placement of equity securities, our prior credit facility, and revenue from government contracts, service agreements, collaboration agreements and reagent protein product sales. As a result of the termination of the development and license agreement with Pfizer, we will need to invest or find a collaboration partner to invest significant resources in the further development of PF582. As of June 30, 2016, we had capital resources consisting of cash and cash equivalents of $89.6 million.

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

We will require substantial additional funds to seek and obtain regulatory approval for and commercialize our two most advanced biosimilar and therapeutic equivalent product candidates and any future product candidates and, if additional capital is not available, we may need to limit, scale back or cease our operations.

        Since our inception, a significant portion of our resources have been dedicated to the preclinical and clinical development of our two most advanced biosimilar and therapeutic equivalent product candidates, PF582 and PF708. We believe that we will continue to expend substantial resources for the foreseeable future for the preclinical and clinical development of our current product pipeline, and the development of any other indications and product candidates we may choose to pursue, either alone or with our strategic collaboration partners. These expenditures will include costs associated with research and development, conducting preclinical studies and clinical trials, and manufacturing and supply as well as marketing and selling any products approved for sale. In addition, other unanticipated costs may arise. Because the outcome of any clinical trial is highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of PF582, PF708 and our pipeline of other product candidates and preclinical products under development. As a result of the termination of the development and license agreement with Pfizer, management is assessing all opportunities for the continued advancement of PF582, and we may be required to devote additional resources to the development of PF582 or seek a new collaboration partner on short notice, and the terms of any additional collaboration or other arrangements that we establish may not be favorable to us. We may also need to obtain substantial additional sources of funding to develop PF582 as currently contemplated. If such additional funding is not available on favorable terms or at all, we may need to delay or reduce the scope of our PF582 development program, or grant rights in the United States, as well as outside the United States, to PF582 to one or more partners.

We believe that our available cash and cash equivalents, including the proceeds from any revenue from our government contracts, service agreements, collaboration agreements, and reagent protein product sales will allow us to fund our operations for at least the next 12 to 18 months. In addition, we may seek additional capital due to favorable market conditions or strategic considerations; even if we believe we have sufficient funds for our current or future operating plans. Our future capital requirements may vary depending on the following:

•	the timing and extent of spending on our research and development efforts, including with respect to PF582 and PF708 current or future arrangements;

•	the scope, rate of progress, results and cost of our clinical trials, preclinical testing and other related activities;

•	the time and costs involved in seeking and obtaining regulatory and marketing approvals in multiple jurisdictions for our product candidates that successfully complete clinical trials;

•	the cost of preparing, filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights;

•	the terms and timing of any other collaborative, licensing and other arrangements that we may establish;

•	the receipt of any collaboration or milestone payments;

•	the timing, receipt and amount of sales, profit sharing or royalties, if any, from our potential products;

•	the introduction of new product candidates and the number and characteristics of product candidates that we pursue;

•	the expansion of our sales and marketing activities;

•	the cost of manufacturing and commercialization activities, if any;

•	the potential acquisition and in-licensing of other technologies, products or assets;

•	the emergence of competing technologies or other adverse market developments; and

•	the degree and rate of market acceptance of any products launched by us or our collaboration partners.

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

The termination of our development and license agreement with Pfizer resulted in all rights to PF582 being returned to us. Any further development of PF582 will require significant resources from us or another collaboration partner, and in the event that we do not find a collaboration partner, the development of PF582 could be significantly delayed or result in the discontinuation of the development of PF582.

On August 5, 2016, we and Pfizer entered into a termination agreement pursuant to which our development and license agreement was terminated and all rights to PF582 will be returned to us. We are relying on Pfizer to assist in certain activities as PF582 is transitioned back to us. If these activities are not completed in a timely or satisfactory manner, there may be delays in the development of PF582, diversion of management’s attention and potentially reduced resources for the development of PF582 and our other product candidates.

Additionally, further development of PF582 will require significant resources from us or another collaborator. We or a new collaboration partner will be responsible for funding any new PF582 development and clinical trial activities undertaken after the termination. Any such further development will require significant resources to develop and commercialize PF582, and such further development may not be possible in the near term without a new collaboration partner. There are no assurances that we will have access to additional capital or find a new collaboration partner or that the terms and timing of any such arrangements would be acceptable to us. As a result, we could experience a significant delay in the PF582 development process. If we determine instead to discontinue the development of PF582, we will not receive any future return on our investment from that product candidate.

Our quarterly operating results may fluctuate significantly.

Our operating results are subject to quarterly fluctuations. Our net loss and other operating results are affected by numerous factors, including:

•	variations in the level of expenses related to our PF582 and PF708 development programs;

•	addition or termination of clinical trials;

•	any intellectual property infringement lawsuit in which we may become involved;

•	regulatory developments affecting any of our products; and

•	our execution of any service, collaborative, licensing or similar arrangements, and the timing of payments we may make or receive under these arrangements.

If our quarterly operating results fall below the expectations of investors or securities analysts, the market price of our common stock could decline substantially. Furthermore, any quarterly fluctuations in our operating results may, in turn, cause the market price of our stock to fluctuate substantially.

Risks Relating to our Business and our Industry

If an improved version of a reference product, such as Lucentis or Forteo, is developed, or if the market for a reference product significantly declines, sales or potential sales of our biosimilar and therapeutic equivalent product candidates may suffer.

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

Additionally, competition in the pharmaceutical market is intense. Reference products face competition on numerous fronts as technological advances are made that may offer patients a more convenient form of administration or increased efficacy, or as new products are introduced. As new products are approved that compete with the reference product to our biosimilar and therapeutic equivalent product candidates, such as Lucentis or Forteo, sales of the reference products may be significantly and adversely impacted and may render the reference product obsolete. If the market for the reference product is impacted, we in turn may lose significant market share or market potential for our products and product candidates. As a result, the value of our product pipeline could be negatively impacted and our business, prospects and financial condition could suffer.

Our product candidates, if approved, will face significant competition from the reference products and from other biosimilars and therapeutic equivalent products of the reference products. Our failure to effectively compete may prevent us from achieving significant market penetration and expansion.

We expect to enter highly competitive pharmaceutical markets. Successful competitors in the pharmaceutical market have the ability to effectively discover, obtain patents, develop, test and obtain regulatory approvals for products, as well as the ability to effectively commercialize, market and promote approved products, including communicating the effectiveness, safety and value of products to consumers and medical professionals. Numerous companies, universities, and other research institutions are engaged in developing, patenting, manufacturing and marketing of products competitive with those that we are developing. Many of these potential competitors, such as Novartis AG, Genentech, Inc., a wholly-owned member of the Roche Group, and Eli Lilly and Company, or Eli Lilly, are large, experienced companies that enjoy significant competitive advantages, such as substantially greater financial, research and development, manufacturing, personnel and marketing resources. Recent and potential future merger and acquisition activity in the biotechnology and pharmaceutical industries are likely to result in even more resources being concentrated among a smaller number of our competitors. These companies also maintain greater brand recognition and more experience and expertise in undertaking preclinical testing and clinical trials of product candidates, and obtaining the U.S. Food and Drug Administration, or FDA, and other regulatory approvals of products. Established pharmaceutical companies may also invest heavily to accelerate discovery and development of novel compounds that could make our product candidates obsolete.

In addition, our biosimilar and therapeutic equivalent products may face competition from companies that develop and commercialize biosimilars and therapeutic equivalent products that compete directly with our products. See “Risks Related to Government Regulation — If other biosimilars of Lucentis or other therapeutic equivalent products to Forteo are approved and successfully commercialized before PF582 or PF708, our business would suffer.”

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

In addition, if we and our collaboration partners are successful in commercializing PF582 and PF708 or any other product candidates the FDA, European Medicines Agency, or EMA, European Economic Area Competent Authorities, or EEA Competent Authorities, and other foreign regulatory agency regulations require that we timely report certain information about adverse medical events if those products may have caused or contributed to those adverse events. The timing of our obligation to report would be triggered by the date we become aware of the adverse event as well as the nature of the event. We or our collaborators may fail to report adverse events we become aware of within the prescribed timeframe. We or our collaborators may also fail to appreciate that we or our collaborators have become aware of a reportable adverse event, especially if it is not reported to us as an adverse event or if it is an adverse event that is unexpected or removed in time from the use of our products. If we or our collaborators fail to comply with our reporting obligations, the FDA, the EMA, EEA Competent Authorities, or other foreign regulatory agencies could take action including criminal prosecution, the imposition of civil monetary penalties, seizure of our products, or delay in approval or clearance of future products.

If we fail to attract and keep senior management and key scientific personnel, we may be unable to successfully develop PF582, PF708 or any future product candidates, conduct our clinical trials and commercialize PF582, PF708 or any future product candidates we develop.

Our success depends in part on our continued ability to attract, retain and motivate highly qualified management, clinical and scientific personnel. We believe that our future success is highly dependent upon the contributions of our senior management, particularly our Chief Executive Officer, Chief Financial Officer and Chief Business Officer, as well as our senior scientists and other members of our senior management team. Employment agreements with each of our Chief Executive Officer, Chief Financial Officer, Chief Business Officer, and other senior executives, as well as our offer letters with our senior scientists, all provide for “at-will” employment. The loss of services of any of these individuals could delay or prevent the successful development of our product pipeline, completion of our planned clinical trials or the commercialization of PF582, PF708 or any future products we develop.

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

On August 5, 2016, we and Pfizer entered into a termination agreement pursuant to which our develop and license agreement was terminated and all rights to PF582 returned to us. Pfizer will no longer be responsible for manufacturing, clinical studies and commercialization of PF582. We will not receive additional revenue from Pfizer.

The loss of any key collaboration partner or any significant adverse change in the size or terms of a contract with a key collaboration partner, such as the termination of the development and license agreement with Pfizer, could significantly reduce our revenue over the short term. Moreover, having our revenue concentrated among a limited number of entities creates a concentration of financial risk for us, and in the event that any significant collaboration partner is unable to fulfill its payment obligations to us, our operating results and cash position would suffer. See “Risks Relating to our Reliance on Third Parties — We are substantially dependent on the expertise of Strides Arcolab and Jazz, to develop and commercialize some of our product candidates. If we fail to maintain our current strategic relationship with Strides Arcolab and Jazz, our business, commercialization prospects and financial condition may be materially adversely affected.”

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

We will need to invest or find a collaboration partner to invest significant resources in the further development of PF582. In the event that we independently advance PF582 as a wholly-owned product candidate, we will need to identify potential sales, marketing and distribution partners or establish our own internal sales force. For PF708, we will need to identify potential sales, marketing and distribution partners or establish our own internal sales force. In the future, we may choose to collaborate with other third parties that have direct sales forces and established distribution systems, either to augment our own sales force or in lieu of our own sales force. If we are unable to enter into such arrangements on acceptable terms or at all, we may not be able to successfully commercialize our product candidates. If we are not successful in commercializing our product candidates, either on our own or through collaborations with one or more third parties, our future product revenue will suffer and we would incur significant additional losses.

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

As of June 30, 2016, we had 60 full-time employees. Our management and personnel, systems and facilities currently in place may not be adequate to support this future growth. Therefore, we will need to continue to expand our managerial, operational, finance and other resources to manage our operations and clinical trials, continue our development activities and commercialize our product candidates, if approved. In order to effectively execute our growth strategy, we will be required to:

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

We face a risk of product liability as a result of the clinical testing of our product candidates and will face an even greater risk if we commercialize any products. For example, we may incur liability if any product we develop allegedly causes injury or is found to be otherwise unsuitable during product testing, manufacturing, marketing or sale. Any such product liability claims may include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product, negligence, strict liability and a breach of warranties. Claims could also be asserted under state consumer protection acts. If we cannot successfully defend ourselves against product liability claims, we may incur substantial liabilities or be required to limit commercialization of our products. Regardless of the merits or eventual outcome, liability claims may result in:

•	decreased demand for PF582, PF708 or any future product candidates or products we develop;

•	injury to our reputation and significant negative media attention;

•	withdrawal of clinical trial participants or cancellation of clinical trials;

•	costs to defend the related litigation;

•	a diversion of management’s time and our resources;

•	substantial monetary awards to trial participants or patients;

•	regulatory investigations, product recalls, withdrawals or labeling, marketing or promotional restrictions;

•	loss of revenue; and

•	the inability to commercialize any products we develop.

Our inability to obtain and maintain sufficient product liability insurance at an acceptable cost and scope of coverage to protect against potential product liability claims could impact the commercialization of PF582, PF708 and any future products we develop. We currently carry product liability insurance covering our clinical trials in the amount of $10.0 million in the aggregate. Although we maintain such insurance, any claim that may be brought against us could result in a court judgment or settlement that is in excess of the limits of our insurance coverage. Our insurance policies also have various exclusions and deductibles, and we may be subject to a product liability claim for which we have no coverage. We will have to pay any amounts awarded by a court or negotiated in a settlement that exceed our coverage limitations or that are not covered by our insurance, and we may not have, or be able to obtain, sufficient capital to pay such amounts. Moreover, in the future, we may not be able to maintain insurance coverage at a reasonable cost or in sufficient amounts to protect us against losses. If and when we obtain approval for marketing PF582, PF708 or any other product candidates, we intend to expand our insurance coverage to include the sale of such products; however, we may be unable to obtain this liability insurance on commercially reasonable terms.

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

Risks Relating to our Reliance on Third Parties

We are substantially dependent on the expertise of Strides Arcolab and Jazz to develop and commercialize some of our product candidates. If we fail to maintain our current strategic relationship with Strides Arcolab and Jazz, our business, commercialization prospects and financial condition may be materially adversely affected.

Because we have limited or no capabilities for late-stage product development, manufacturing, sales, marketing and distribution, we may need to enter into alliances with other companies to develop our product candidates. For example, we have entered into agreements with Strides Arcolab and Jazz, pursuant to which we will transfer the development, manufacture and commercialization of some of our products.

In February 2015, we entered into a development and license agreement with Pfizer to develop and commercialize PF582. On August 5, 2016, we and Pfizer entered into a termination agreement pursuant to which the development and license agreement was terminated and all rights to PF582 will be returned to us. We may seek a new collaboration partner for the development and commercialization of PF582, however there are no assurances that we can find a new collaboration partner or that the terms and timing of any such arrangements would be acceptable to us. As a result, we could experience a significant delay in the PF582 development process.

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

In July 2016, we entered into a license and option agreement with Jazz, pursuant to which we and Jazz will collaboratively develop certain hematology products, and Jazz will have the exclusive right to manufacture and commercialize such products throughout the world. In addition, pursuant to the agreement, we have granted Jazz certain other rights to negotiate the exclusive right to develop, manufacture and commercialize throughout the world other hematology products that are currently or in the future may be developed by us, including PF690 (pegaspargase), a biosimilar candidate to the reference product Oncaspar. In consideration for the exclusive licenses and other rights contained in the agreement, we received upfront and option payments totaling $15 million in July of 2016, and may be eligible to receive additional payments of up to $166 million based on the achievement of certain development, regulatory, and sales-related milestones, including up to $41 million for certain non-sales-related milestones. We may also be eligible to receive tiered royalties on worldwide sales of any products resulting from the collaboration.

The prospects for the product candidates depend on the expertise, development and commercial skills, and financial strength of Strides Arcolab and Jazz. Our collaborations with Strides Arcolab or Jazz or any future collaboration partner may not be successful, and we may not realize the expected benefits from such collaborations, due to a number of important factors, including but not limited to the following:

•	Strides Arcolab or Jazz or any future collaboration partner may terminate their agreements with us prior to completing development or commercialization of our product candidates, in whole or in part, adversely impacting our potential approval and revenue from licensed products;

•	the timing and amount of any payments we may receive under these agreements will depend on, among other things, the efforts, allocation of resources, and successful commercialization of the relevant product candidates by Strides Arcolab or Jazz or any future collaboration partner, as applicable, under our agreements;

•	the timing and amounts of expense reimbursement that we may receive are uncertain; or

•	Strides Arcolab or Jazz or any future collaboration partner may change the focus of their development or commercialization efforts or pursue or emphasize higher priority programs.

A failure of Strides Arcolab or Jazz or any future collaboration partner to successfully develop our product candidates which are covered by the collaboration, or commercialize such product candidates, or the termination of our agreement with Strides Arcolab or Jazz or any future collaboration partner, as applicable, may have a material adverse effect on our business, results of operations and financial condition.

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

Comparative clinical trials require a substantial number of patients that can form the basis for generating statistically significant results. Delays in site initiation or unexpectedly low patient enrollment rates may delay the results of the clinical trial. CROs may also generate higher costs than anticipated. As a result, our results of operations and the commercial prospects for our product candidates would be harmed, our costs could increase, and our ability to generate revenue could be delayed. Further, if our relationship with our CRO is terminated, we may be unable to enter into arrangements with an alternative

CRO on commercially reasonable terms, or at all. Switching or adding CROs can involve substantial cost and require extensive management time and focus. In addition, there is a natural transition period when a new CRO commences work. As a result, delays may occur, which can materially impact our ability to meet our desired clinical development timelines. Although we carefully manage our relationship with our CROs, there can be no assurance that we will not encounter such challenges or delays in the future or that these delays or challenges will not have a material adverse impact on our business, prospects, financial condition or results of operations.

We rely on third parties, and in some cases a single third party, to manufacture nonclinical and clinical supplies of our product candidates and to store critical components of our product candidates for us. Our business could be harmed if those third parties fail to provide us with sufficient quantities of product candidates, or fail to do so at acceptable quality levels or prices.

We do not currently have the infrastructure or capability internally to manufacture supplies of our product candidates for use in clinical studies, and we lack the resources and the capability to manufacture any of our product candidates on a clinical or commercial scale. We rely on third-party manufacturers, including our collaboration partners, Strides Arcolab and Jazz, to manufacture our product candidates for preclinical and clinical studies. Successfully transferring complicated manufacturing techniques to manufacturing organizations and scaling up these techniques for commercial quantities will be time consuming and we may not be able to achieve such transfer. Moreover, the market for contract manufacturing services for protein therapeutics is highly cyclical, with periods of relatively abundant capacity alternating with periods in which there is little available capacity. If our need for contract manufacturing services increases during a period of industry-wide production capacity shortage, we may not be able to produce our product candidates on a timely basis or on commercially viable terms. Although we generally do not begin a clinical study unless we believe we have a sufficient supply of a product candidate to complete such study, any significant delay or discontinuation in the supply of a product candidate for an ongoing clinical study due to the need to replace a third-party manufacturer could considerably delay completion of our clinical studies, product testing, and potential regulatory approval of our product candidates, which could harm our business and results of operations.

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

Our existing agreements with our collaboration partners, including our agreements with Strides Arcolab and Jazz, are generally subject to termination by the counterparty on short notice upon the occurrence of certain circumstances. Accordingly, even if we believe that the development of product candidates is worth pursuing, our partners may choose not to continue with such development. If any of our collaborations are terminated, we may be required to devote additional resources to the development of our product candidates or seek a new collaboration partner on short notice, and the terms of any additional collaboration or other arrangements that we establish may not be favorable to us.

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

The research, development, testing, manufacturing, labeling, packaging, approval, promotion, advertising, storage, marketing, distribution, post-approval monitoring and reporting, and export and import of drug and biologic products are subject to extensive regulation by the FDA and other regulatory authorities in the United States, by the EMA and EEA Competent Authorities in the EEA, and by other regulatory authorities in other countries, which regulations differ from country to country. Neither we nor any collaboration partner is permitted to market PF582, PF708 or any future product candidates in the United States until approval from the FDA is received, or in the EEA until we receive EU Commission or EEA Competent Authority approvals. The time required to obtain approval from regulatory authorities is unpredictable, typically takes many years following the commencement of clinical trials, and depends upon numerous factors, including the substantial discretion of such regulatory authorities. In addition, approval policies, regulations, or the type and amount of clinical data necessary to gain approval may change during the course of a product candidate’s clinical development and may vary among jurisdictions, which may cause delays in the approval or the decision not to approve an application. We and our collaboration partners have not submitted any market application to regulatory authorities or obtained regulatory approval for any product candidate and it is possible that none of our existing product candidates or any product candidates we may seek to develop in the future will ever obtain regulatory approval.

Applications for our product candidates could fail to receive regulatory approval for many reasons, including but not limited to the following:

•	the data collected from clinical studies of our product candidates may not be sufficient to support the submission of an abbreviated new drug application, or ANDA, a biologics license application, or BLA, a biosimilar product application under the 351(k) pathway of the PHSA, a biosimilar marketing authorization under Article 6 of Regulation (EC) No. 726/2004 and/or Article 10(4) of Directive 2001/83/EC in the EEA, or other submission or to obtain regulatory approval in the United States, the EEA, or elsewhere;

•	regulatory authorities may disagree with the design or implementation of our clinical trials and may, at any time, determine that the regulatory pathway that we have committed to for PF582, PF708 or any future product candidate is inappropriate;

•	the population studied in the clinical program may not be sufficiently broad or representative to assure efficacy and safety in the full population for which we seek approval;

•	regulatory authorities may disagree with our interpretation of data from preclinical studies or clinical trials;

•	we may be unable to demonstrate to the satisfaction of regulatory authorities that a product candidate’s risk-benefit ratio for its proposed indication is acceptable;

•	regulatory authorities may fail to approve the manufacturing processes, test procedures and specifications, or facilities of third-party manufacturers with whom we contract for clinical and commercial supplies; and

•	the approval policies or regulations of regulatory authorities may significantly change in a manner that renders our clinical data insufficient for approval.

This lengthy approval process as well as the unpredictability of future clinical trial results may result in our failing to seek or obtain regulatory approval to market PF582, PF708 or any other product candidates, which would significantly harm our business, results of operations and prospects. Moreover, any delays in the commencement or completion of clinical testing could significantly impact our product development costs and could result in the need for additional financing.

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

If we or our collaborators fail to obtain approval for our two most advanced product candidates or if our two most advanced product candidates are not commercially successful, we may have to curtail our product development programs and our business would be materially harmed.

We have invested a significant portion of our time, financial resources and efforts in the development of our two most advanced product candidates, PF582 and PF708. The clinical and commercial success of our product candidates will depend on a number of factors, including the following:

•	timely and successful completion of all necessary clinical trials and our immunogenicity/pharmacokinetic study in subjects with osteoporosis for PF708, which may be significantly slower or cost more than we currently anticipate and will depend substantially upon the accurate and satisfactory performance of third-party contractors, including our collaborators;

•	timely receipt of necessary marketing approvals from the FDA, the EU Commission, and similar foreign regulatory authorities;

•	maintaining an acceptable safety and adverse event profile of our products following approval;

•	achieving and maintaining compliance with all regulatory requirements applicable to our product candidates or any approved products;

•	making arrangements with third-party manufacturers for, or establishing, commercial manufacturing capabilities;

•	launching commercial sales of our products, if and when approved, whether alone or in collaboration with others;

•	obtaining and maintaining patent and trade secret protection and regulatory exclusivity, where available, for our product candidates;

•	the availability, perceived advantages, relative cost, relative safety and relative efficacy of alternative and competing treatments;

•	acceptance of our products, if and when approved, by patients, the medical community and third-party payors; and

•	the ability to raise additional capital on acceptable terms to achieve our goals.

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

Clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain. Furthermore, we rely on our collaborators, CROs, and clinical trial sites to ensure the proper and timely conduct of our clinical trials for our product candidates. While we have agreements governing the committed activities of our collaborators and CROs, we have limited influence over their actual performance. A failure of one or more clinical trials can occur at any time during the trial process. The results of preclinical studies and early clinical trials of our product candidates may not be predictive of the results of later-stage clinical trials. Product candidates that have shown promising results in early studies may still suffer significant setbacks in subsequent clinical studies. For example, the results generated to date in clinical trials for PF582 do not ensure that later clinical trials will demonstrate similar results. There is a high failure rate for drugs and biologics proceeding through clinical studies, and product candidates in later stages of clinical trials may fail to show the desired safety and efficacy despite having progressed through preclinical studies and initial clinical trials. A number of companies in the biopharmaceutical industry have suffered significant setbacks in advanced clinical trials due to lack of efficacy or adverse safety profiles, notwithstanding promising results in earlier clinical trials, and we cannot be certain that we will not face similar setbacks. Even if the clinical trials for our product candidates are completed, nonclinical and clinical data are often susceptible to varying interpretations and analyses, and the results may not be sufficient to obtain regulatory approval for our product candidates.

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

Even if PF582, PF708 or any future product candidates obtain regulatory approval, they may never achieve market acceptance or commercial success.

Even if we or our collaboration partners obtain FDA or other regulatory approvals, PF582, PF708 or any future product candidates may not achieve market acceptance among physicians and patients, and may not be commercially successful.

The degree and rate of market acceptance of PF582, PF708 or any future product candidates for which we receive approval depends on a number of factors, including:

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

We are actively working to develop multiple biosimilar and other therapeutic equivalent products, including our two most advanced product candidates, PF582 and PF708. The cost to develop each biosimilar and therapeutic equivalent product candidate could vary significantly and is highly dependent on the specific compound and the amount and type of clinical work that will be necessary for regulatory approval. There can be no assurance that our clinical work will be successful, or that regulatory authorities will not require additional clinical development beyond that which we have planned. Additionally, we may enter into alliances and collaborations to fund biosimilar and therapeutic equivalent product research and development activities, and the success of any such biosimilar or therapeutic equivalent product program may depend on our ability to realize the benefits under such arrangements. Due to events beyond our control or the risks identified herein, we may be unable to fund all or some of our internal biosimilar and therapeutic equivalent product research and development initiatives, which would have an adverse impact on our strategy and growth initiatives.

We intend to pursue market authorization globally when commercially appropriate. The European Union has, since October 2005, had a regulatory framework for the approval of biosimilar products and, as of December 31, 2015, has approved 21 biosimilar medicinal products (2 of which were subsequently withdrawn). In the first quarter of 2016, another biosimilar was approved for Benepali (etanercept). In the United States an abbreviated pathway for approval of biosimilar products was established by the BPCIA, enacted on March 23, 2010, as part of the Patient Protection and Affordable Care Act. The BPCIA established this abbreviated pathway under section 351(k) of the Public Health Service Act, or PHSA. Subsequent to the enactment of the BPCIA, the FDA issued draft guidance regarding the demonstration of biosimilarity as well as the submission and review of biosimilar applications. However, to date, only two biosimilars have been approved by the FDA, and no biosimilar product has been designated as interchangeable to the reference drug. Moreover, market acceptance of biosimilar products in the U.S. is unclear. Numerous states are considering or have already enacted laws that regulate or restrict the substitution by state pharmacies of biosimilars for biological products already licensed by the FDA pursuant to BLAs, or “reference products”. Market success of biosimilar products will depend on demonstrating to patients, physicians, payors, and relevant authorities that such products are safe and efficacious compared to other existing products.

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

If other biosimilars of Lucentis or other therapeutic equivalent products to Forteo are approved and successfully commercialized before PF582 or PF708, our business would suffer.

Other companies may seek approval to manufacture and market biosimilar versions of Lucentis or therapeutic equivalent product versions of Forteo. If other biosimilars of Lucentis or therapeutic equivalent product versions of Forteo, are approved and successfully commercialized before PF582 or PF708, we may never achieve significant market share for PF582 or PF708, our revenue would be reduced and, as a result, our business, prospects and financial condition could suffer. In addition, the first biosimilar determined to be interchangeable with a particular reference product for any condition of use is eligible for a period of market exclusivity that delays an FDA determination that a second or subsequent biosimilar product is interchangeable with that reference product for any condition of use until the earlier of: (1) one year after the first commercial marketing of the first interchangeable product; (2) 18 months after resolution of a patent infringement suit instituted under 42 U.S.C. § 262(l)(6) against the applicant that submitted the application for the first interchangeable product, based on a final court decision regarding all of the patents in the litigation or dismissal of the litigation with or without prejudice; (3) 42 months after approval of the first interchangeable product, if a patent infringement suit instituted under 42 U.S.C. § 262(l)(6) against the applicant that submitted the application for the first interchangeable product is still ongoing; or (4) 18 months after approval of the first interchangeable product if the applicant that submitted the application for the first interchangeable product has not been sued under 42 U.S.C. § 262(l)(6). A determination that another company’s product is interchangeable with Lucentis prior to approval of PF582 may therefore delay the potential determination that PF582 is interchangeable with the reference product, which may materially adversely affect our results of operations and delay, prevent or limit our ability to generate revenue.

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

Legislative or regulatory healthcare reforms in the United States may make it more difficult and costly for us to obtain regulatory approval of PF582, PF708 or any future product candidates and to produce, market, and distribute our products after approval is obtained, if any.

From time to time, legislation is drafted and introduced in Congress that could significantly change the statutory provisions governing the regulatory approval, manufacturing, and marketing of regulated products or the reimbursement thereof. In addition, FDA regulations and guidance may be revised or reinterpreted by the FDA in ways that may significantly affect our business and our products. Any new regulations or guidance, or revisions or reinterpretations of existing regulations or guidance, may impose additional costs or lengthen FDA review times for PF582, PF708 or any future product candidates. We cannot determine how changes in regulations, statutes, policies, or interpretations when and if issued, enacted or adopted, may affect our business in the future. Such changes could, among other things, require:

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

Our stock is currently traded on NYSE MKT, but we can provide no assurance that we will be able to maintain an active trading market on NYSE MKT or any other exchange in the future. The trading volume of our stock tends to be low relative to our total outstanding shares, and we have several stockholders, including affiliated stockholders, who hold substantial blocks of our stock. As of June 30, 2016, we had 23,386,815 shares of common stock outstanding, and stockholders holding at least 5% of our stock, individually or with affiliated persons or entities, collectively beneficially owned or controlled approximately 55% of such shares. Sales of large numbers of shares by any of our large stockholders could adversely affect our trading price, particularly given our relatively small historic trading volumes. If stockholders holding shares of our common stock sell, indicate an intention to sell, or if it is perceived that they will sell, substantial amounts of their common stock in the public market, the trading price of our common stock could decline.

Since shares of our common stock were sold in our initial public offering in July 2014 at a price of $6.00 per share, our stock price has ranged from $5.28 to $24.41 through June 30, 2016. In addition to the factors discussed in this “Risk Factors” section and elsewhere in this quarterly report on Form 10-Q factors that may cause volatility in our share price include:

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

The trading market for our common stock may rely, in part, on the research and reports that equity research analysts publish about us and our business. We do not have any control of the analysts or the content and opinions included in their reports. The price of our stock could decline if one or more equity research analysts downgrade our stock or issue other unfavorable commentary or research. If one or more equity research analysts cease coverage of our company or fails to publish reports on us regularly, demand for our stock could decrease, which in turn could cause our stock price or trading volume to decline.

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

As of June 30, 2016, one holder of approximately 2.4 million shares, or approximately 10%, of our outstanding shares, has rights, subject to some conditions, to require us to file registration statements covering the sale of their shares or to include their shares in registration statements or prospectus supplements that we file or have filed for ourselves or other stockholders. We also register the offer and sale of all shares of common stock that we may issue under our equity compensation plans.

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

As of June 30, 2016, our executive officers, directors and stockholders who owned more than 5% of our outstanding common stock and their respective affiliates beneficially owned or controlled approximately 60% of the outstanding shares of our common stock. Accordingly, these executive officers, directors and stockholders and their respective affiliates, acting as a group, have substantial influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets or any other significant corporate transactions. These stockholders may therefore delay or prevent a change of control of us, even if such a change of control would benefit our other stockholders. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.

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

We did not repurchase any shares of our common stock during the three months ended June 30, 2016.

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

PFENEX INC.

Dated: August 8, 2016	By:	/s/ Bertrand C. Liang
Bertrand C. Liang
President and Chief Executive Officer
(Principal Executive Officer)

Dated: August 8, 2016	By:	/s/ Paul A. Wagner
Paul A. Wagner
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit		Incorporated by Reference Herein
Number	Description	Form	File No.	Exhibit	Filing Date

10.1+#	Modification No. 8, dated May 16, 2016, to Contract Agreement, dated September 27, 2012, between Registrant and the National Institutes of Health.

31.1#	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2#	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

+	Portions of this exhibit have been omitted pursuant to a request for confidential treatment and the non-public information has been filed separately with the SEC.
#	Filed herewith.
**	The information in this exhibit is furnished and deemed not filed with the Securities and Exchange Commission for purposes of section 18 of the Exchange Act of 1934, as amended (the “Exchange Act”), and is not to be incorporated by reference into any filing of Pfenex Inc. under the Securities Act of 1933, as amended (the “Securities Act”), or the Exchange Act, whether made before or after the date hereof, regardless of any general incorporation language in such filing.