Form 10-Q
period 2016-09-30
Pfenex Inc.
filed 2016-11-09
CIK 1478121

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

As of November 1, 2016, the registrant had 23,418,074 shares of Common Stock ($0.001 par value) outstanding.

PFENEX INC.

PART I. FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

PFENEX INC.

Consolidated Balance Sheets

	September 30, 2016 (unaudited)	December 31, 2015
	(in thousands)
Assets
Current assets
Cash and cash equivalents	$93,638	$106,162
Restricted cash	—	3,959
Accounts and unbilled receivables, net	1,317	2,683
Income tax receivable	227	508
Other current assets	2,256	1,718

Total current assets	97,438	115,030
Deferred income taxes	1,955	1,955
Property and equipment, net	5,102	3,179
Other long term assets	80	121
Intangible assets, net	5,434	5,832
Goodwill	5,577	5,577

Total assets	$115,586	$131,694

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$1,886	$886
Accrued liabilities	8,137	5,997
Current portion of deferred revenue	7,280	3,870
Line of credit obligation	—	3,813
Income tax payable	1,644	1,676

Total current liabilities	18,947	16,242
Deferred revenue, less current portion	6,672	44,225
Other long-term liabilities	40	46

Total liabilities	25,659	60,513
Commitments and contingencies
Stockholders’ equity
Preferred stock, $0.001 par value, 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value, 200,000,000 shares authorized; 23,417,774 and 23,316,413 shares issued and outstanding at September 30, 2016 and December 31, 2015, respectively	24	24
Additional paid-in capital	215,286	212,661
Accumulated deficit	(125,383)	(141,504)

Total stockholders’ equity	89,927	71,181

Total liabilities and stockholders’ equity	$115,586	$131,694

The accompanying notes are an integral part of these unaudited consolidated financial statements.

PFENEX INC.

Consolidated Statements of Operations

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2016	2015	2016	2015
Revenue	$48,824	$2,057	$54,723	$6,322
Cost of revenue	1,285	682	4,001	2,911

Gross profit	47,539	1,375	50,722	3,411

Operating expense
Selling, general and administrative	4,405	3,276	12,935	10,855
Research and development	8,690	5,679	21,763	12,098

Total operating expense	13,095	8,955	34,698	22,953

Income (loss) from operations	34,444	(7,580)	16,024	(19,542)
Other income (expense), net	52	(9)	98	38

Net income (loss) before income taxes	34,496	(7,589)	16,122	(19,504)
Income tax expense	—	(1)	(1)	(41)

Net income (loss)	$34,496	$(7,590)	$16,121	$(19,545)

Net income (loss) per share:
Basic	$1.47	$(0.33)	$0.69	$(0.89)

Diluted	$1.46	$(0.33)	$0.68	$(0.89)

Shares used in calculating net income (loss) per share:
Basic	23,400	23,215	23,378	22,066

Diluted	23,689	23,215	23,674	22,066

The accompanying notes are an integral part of these unaudited consolidated financial statements.

PFENEX INC.

Consolidated Statements of Cash Flows

(unaudited)

	Nine Months Ended September 30,
	2016	2015
	(in thousands)
Cash flows from operating activities
Net income (loss)	$16,121	$(19,545)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation and amortization	488	394
Amortization of intangible assets	398	398
Stock-based compensation expense	2,370	1,221
Loss on disposal of property and equipment	203	51
Changes in operating assets and liabilities
Accounts and unbilled receivables	1,366	487
Other current assets	(538)	(225)
Other long term assets	41	—
Accounts payable	1,019	273
Accrued liabilities	1,918	2,663
Deferred revenue	(34,143)	48,854
Income tax receivable (payable)	249	(797)

Net cash (used in) provided by operating activities	(10,508)	33,774

Cash flow from investing activities
Acquisitions of property and equipment	(2,425)	(1,211)
Proceeds from the sale of property and equipment	8	—

Net cash used in investing activities	(2,417)	(1,211)

Cash flows from financing activities
Repayments of borrowings under line of credit agreement	(3,813)	—
Restricted cash	3,959	(3)
Proceeds from exercise of stock options and other stock issuances	255	300
Proceeds from issuance of common stock from secondary offering, net	—	37,342

Net cash provided by financing activities	401	37,639

Net (decrease) increase in cash and cash equivalents	(12,524)	70,202
Cash and cash equivalents
Beginning of period	106,162	45,722

End of period	$93,638	$115,924

Supplemental schedule of cash flow information
Cash paid for interest	$27	$78
Cash paid for taxes	$32	$942
Non-cash financing and investing transactions
Purchases of property and equipment included in accounts payable and accrued liabilities	$318	$—
Asset acquisitions under capital lease obligations	$42	$—

The accompanying notes are an integral part of these unaudited consolidated financial statements.

PFENEX INC.

Notes to Consolidated Financial Statements

(unaudited)

1. Organization and Summary of Significant Accounting Policies

Business Activities and Organization

Pfenex Inc. (“Company” or “Pfenex”) was incorporated in the state of Delaware in 2009. Pfenex is a clinical-stage biotechnology company engaged in the development of biosimilar and therapeutic equivalents to branded therapeutics and other high-value and difficult to manufacture proteins. The Company’s lead product candidate is PF582, a biosimilar candidate to Lucentis (ranibizumab). Lucentis is marketed by Genentech, Inc., a wholly-owned member of the Roche Group and Novartis AG, for the treatment of patients with retinal diseases. The Company completed a Phase 1/2 trial in patients with wet age-related macular degeneration, or wet AMD, with Hospira, Inc. (“Hospira”), a subsidiary of Pfizer Inc. (collectively with Hospira, “Pfizer”). Pfenex regained full rights to PF582 following Pfizer’s strategic review of the current therapeutic focus of its biosimilar pipeline. To that effect, in August 2016, the Company and Pfizer entered into a termination agreement, pursuant to which the development and license agreement was terminated and all rights to PF582 were returned to the Company. The termination accelerated recognition of $45.8 million of revenue that had been previously deferred. The Company also announced results of the Phase 1/2 trial in the third quarter of 2016 for PF582. The Company’s next most advanced product candidate is PF708. PF708 is a therapeutic equivalent candidate to Forteo (teriparatide), marketed by Eli Lilly and Company, for the treatment of osteoporosis. A bioequivalence study for PF708 was completed in the second quarter of 2016. In addition to the Company’s two lead product candidates, its pipeline includes six other biosimilar candidates as well as vaccines and next generation biologic candidates. The Company initiated a Phase 1a study for its recombinant anthrax vaccine at the end of 2015 and announced interim Day 70 results in the third quarter of 2016.

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

Subsidiary – Pfenex India Development Private Limited (“Pfenex India”)

In July 2016, to assist with the continued research and development of its pipeline products, the Company formed a new entity in India. An application for incorporation with the Government of India Ministry of Corporate Affairs was filed and approved for the Company’s subsidiary, Pfenex India Development Private Limited. There has been limited activity in the subsidiary, consisting mainly of set-up costs, and all intercompany transactions have been eliminated in the consolidated financial statements.

Pfenex India uses its local currency, the India Rupee, as its functional currency, the local currency denominated assets and liabilities are translated at the period end exchange rates, and costs and expenses are translated at the period end exchange rates during the periods then ended. If material, adjustments resulting from foreign currency translation are included as a component of accumulated other comprehensive income or loss.

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

Concentrations

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents, investments and accounts and unbilled receivables. The Company has established guidelines intended to limit its exposure to credit risk by placing investments with high credit quality financial institutions, diversifying its investment portfolio and placing investments with maturities that help maintain safety and liquidity. All cash and cash equivalents were held at three major financial institutions as of September 30, 2016 and December 31, 2015. For the Company’s cash position of $93.6 million as of September 30, 2016, the Company has exposure to credit loss for amounts in excess of insured limits in the event of non-performance by the institutions; however, the Company does not anticipate non-performance.

Additional credit risk is related to the Company’s concentration of receivables. As of September 30, 2016 and December 31, 2015, receivables were concentrated among one customer representing 76% and one customer representing 88% of total net receivables, respectively. The Company recognized $45.8 million in revenue upon termination of the Pfizer agreement in August 2016. Revenue from Pfizer represented 94% and 88% of total revenue for the three and nine months ended September 30, 2016, respectively. Two customers, including Pfizer, represented 77% and four customers, including Pfizer, represented 83% of revenue for the three and nine months ended September 30, 2015, respectively. There were no supplier concentrations.

A portion of revenue is earned from sales outside the United States. Non-U.S. revenue is denominated in U.S. dollars. A breakdown of the Company’s net revenue from U.S. and non-U.S. sources for the three and nine months ended September 30, 2016 and 2015 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2016	2015	2016	2015
US Revenue	$47,392	$1,939	$53,197	$5,278
Non-US Revenue	1,432	118	1,526	1,044

	$48,824	$2,057	$54,723	$6,322

During the three and nine months ended September 30, 2016, no single foreign country accounted for more than 10% of the Company’s revenue. During the nine months ended September 30, 2015, revenue earned from non-recurring sales in Japan accounted for 11% of the Company’s revenue. During the three months ended September 30, 2015, no single foreign country accounted for more than 10% of the Company’s revenue.

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

Upfront, non-refundable licensing payments are assessed to determine whether or not the licensee is able to obtain standalone value from the license apart from the other deliverables in the arrangement. Where the license does not have standalone value, non-refundable license fees are recorded as deferred revenue and recognized as revenue as the Company performs under the applicable agreement. Where the level of effort is relatively consistent over the performance period, the Company recognizes fixed or determinable revenue on a straight-line basis over the estimated period of performance. Where the license has standalone value, the Company recognizes total license revenue at the time all revenue recognition criteria have been met.

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

The Company assesses milestone payments on an individual basis and recognizes revenue from nonrefundable milestone payments when the earnings process is complete and the payment is reasonably assured. Nonrefundable milestone payments related to arrangements under which the Company has continuing performance obligations are recognized as revenue upon achievement of the associated milestone, provided that (i) the milestone event is substantive and its achievability was not reasonably assured at the inception of the agreement and (ii) the amount of the milestone payment is reasonable in relation to the effort expended or the risk associated with the milestone event. Where separate milestone payments do not meet these criteria, the Company recognizes revenue using a contingency-adjusted performance model over the period of performance. For the three and nine months ended September 30, 2016 and 2015, no revenue in connection with the achievement of milestones has been recognized.

The Company’s reagent protein products are comprised of internally developed reagent protein products and those purchased from original manufacturers for resale. Revenues for reagent product sales are reflected net of attributable sales tax. The Company generally offers a 30 day return policy. The Company recognizes reagent product revenue from product sales when it is realized or realizable and earned. Revenue is realized or realizable and earned when all of the following criteria are met: (1) persuasive evidence of an arrangement exists, (2) delivery has occurred or services have been rendered, (3) the Company’s price to the buyer is fixed or determinable, and (4) collectability is reasonably assured. Revenue from sales transactions where the buyer has the right to return the product is recognized at the time of sale only if: (1) the Company’s price to the buyer is substantially fixed or determinable at the date of sale, (2) the buyer has paid the Company, or the buyer is obligated to pay the Company and the obligation is not contingent on resale of the product, (3) the buyer’s obligation to the Company would not be changed in the event of theft or physical destruction or damage of the product, (4) the buyer acquiring the product for resale has economic substance apart from that provided by the Company, (5) the Company does not have significant obligations for future performance to directly bring about resale of the product by the buyer, and (6) the amount of future returns can be reasonably estimated. As of September 30, 2016, the Company has had minimal product returns related to reagent protein product sales. However, given the nature of the products, the Company has recorded reserves of $8 thousand and $1 thousand for warranty and return rights at September 30, 2016 and December 31, 2015, respectively. The reserve is a component of accounts and unbilled receivables, net in the accompanying unaudited consolidated balance sheets. Revenue under arrangements where the Company outsources the cost of fulfillment to third parties is evaluated as to whether the related amounts should be recorded gross or net. The Company records amounts collected from the customer as revenue, and the amounts paid to suppliers as cost of revenue when it holds all or substantially all of the risks and benefits related to the product or service. For transactions where the Company does not hold all or substantially all the risk, the Company uses net reporting and therefore records the transaction as if the end-user made a purchase from the supplier with the Company acting as a sales agent.

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

Level 1	Observable inputs such as quoted prices in active markets for identical assets or liabilities. Level 1 assets at September 30, 2016 and December 31, 2015 included the Company’s cash and cash equivalents. There were no Level 1 liabilities;

Level 2	Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly. The Company had no Level 2 assets or liabilities at September 30, 2016 or December 31, 2015; and

Level 3	Unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of assets or liabilities in which there is little or no market data. The Company had no Level 3 assets or liabilities at September 30, 2016 or December 31, 2015.

The following table presents the Company’s assets that are measured at fair value on a recurring basis as of September 30, 2016 and December 31, 2015:

(in thousands)	Total	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2016
Cash and money market funds	$93,638	$93,638	$—	$—

Total assets measured at fair value	$93,638	$93,638	$—	$—

December 31, 2015
Cash and money market funds	$110,120	$110,120	$—	$—

Total assets measured at fair value	$110,120	$110,120	$—	$—

Cash and money market funds at December 31, 2015 include restricted cash, which is included in current assets on the balance sheet.

3. Property and Equipment

Property and equipment consisted of the following:

(in thousands)	September 30, 2016	December 31, 2015
Furniture and equipment	$302	$175
Computers and IT equipment	320	267
Purchased software	847	728
Lab and research equipment	4,842	3,879
Leasehold improvements	711	463
Construction in progress	637	—
Other fixed assets	64	65

Total property and equipment, gross	7,723	5,577
Less: accumulated depreciation and amortization	(2,621)	(2,398)

Total property and equipment, net	$5,102	$3,179

Total depreciation and amortization expense was included in selling, general and administrative expenses and research and development in the accompanying consolidated statements of operations as follows:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2016	2015	2016	2015
Selling, general and administrative	$71	$65	$184	$194
Research and development	108	74	304	200

Total depreciation and amortization expense	$179	$139	$488	$394

4. Intangible Assets

Intangible assets consisted of the following:

(in thousands)	September 30, 2016	December 31, 2015
Customer relationships	$3,750	$3,750
Developed technology	4,400	4,400
Trade names	910	910

Gross intangible assets	9,060	9,060
Less: Accumulated amortization	(3,626)	(3,228)

Total intangible assets, net	$5,434	$5,832

Amortization expense was $0.1 million for both the three months ended September 30, 2016 and 2015, respectively, and $0.4 million for both the nine months ended September 30, 2016 and 2015, respectively. Amortization expense is included within selling, general and administrative expense in the accompanying consolidated statements of operations. As of September 30, 2016, estimated amortization expense for the next five years amounts to approximately $0.5 million per year.

5. Accrued Liabilities

Accrued liabilities consisted of the following:

(in thousands)	September 30, 2016	December 31, 2015
Accrued vacation	$523	$438
Deferred rent	597	380
Accrued bonuses	1,241	1,239
Other accrued employee-related liabilities	426	205
Accrued professional fees	301	447
Accrued supplier liability	258	90
Accrued subcontractor costs	3,347	2,913
Other accrued liabilities	1,444	285

Total accrued liabilities	$8,137	$5,997

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

As of December 31, 2015, the amount drawn down on the Amended Credit Facility was $3.8 million and bore a fixed interest rate of 2.3%. The Company recognized $8 thousand of interest expense related to the LOCs for the nine months ended September 30, 2016. The Company recognized $22 thousand and $67 thousand of interest expense related to the LOCs for the three and nine months ended September 30, 2015, respectively.

7. Commitments and Contingencies

Collaborative Arrangements

In February 2015, the Company entered into a development and license agreement with Pfizer for the development and commercialization of PF582. Under the terms of the development and license agreement, in March of 2015 the Company received a non-refundable license payment of $51 million on receipt of antitrust approval. The Company regained the full rights to PF582 following Pfizer’s strategic review of the current therapeutic focus of its biosimilar pipeline. To that effect, in August 2016, the Company and Pfizer entered into a termination agreement, pursuant to which the development and license agreement was terminated and all rights to PF582 were returned to the Company. Due to the termination, $45.8 million of previously deferred revenue was recognized in August. In the three and nine months ended September 30, 2016, $46.1 million and $48.0 million was recognized as license revenue, respectively. In the three and nine months ended September 30, 2015, $0.9 million and $2.0 million was recognized as license revenue related to the Pfizer agreement, respectively.

In July 2016, the Company entered into a development and license agreement (the “Jazz Agreement”) with Jazz Pharmaceuticals Ireland Limited (“Jazz”) for the development and commercialization of multiple early stage hematology product candidates. The agreement also includes an option for Jazz to negotiate a license for a recombinant pegaspargase product candidate with the Company. Under the Jazz Agreement, Pfenex received an upfront and option payment totaling $15 million in July 2016 and may be eligible to receive additional payments of up to $166 million based on achievement of certain research and development, regulatory and sales related milestones, including up to approximately $41 million for certain non-sales-related milestones. The total milestones are categorized as follows: $7 million are based on achievement of certain research and development milestones; $34 million for certain regulatory milestones; and $125 million for sales milestones. For the non-sales-related milestones, the Company conducted an evaluation whether they will be recorded using the milestone method and as a result of this evaluation, estimates approximately $7.0 million of these non-sales-related milestones are deemed to be substantive. The Company may also be eligible to receive tiered royalties on worldwide sales of any products resulting from the collaboration. Both Jazz and the Company will be contributing to the development efforts. Unless terminated earlier, the Jazz Agreement will continue on a product-by-product basis for as long as Jazz is commercializing or having commercialized the products under the Jazz Agreement.

In accordance with ASC 605-25, the Company identified all of the deliverables at the inception of the Jazz Agreement. The significant deliverables were determined to be the research and development services related to the pegaspargase product candidate option and for license and research and development activities of the other hematology products. The Company has determined that the license, together with the research and development activities, represent one unit of accounting for each product under license, as the license does not have standalone value from the respective development activities. The research and development activities related to the pegaspargase option were determined to have standalone value apart from the license and development activities for the other hematology products. The upfront and option payment is being deferred and will be recognized as revenue ratably over the period in which the Company expects services to be rendered for each respective unit of accounting, which approximates a range of 15 to 30 months. During the quarter ended September 30, 2016, the Company recorded revenue of approximately $1.2 million related to the Jazz Agreement.

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

In September 2014, the Company amended the Lease to extend the term for an additional three years through March 31, 2024 and to lease additional facilities consisting of 7,315 square feet, resulting in a total increase in the estimated rent payments over the life of the Lease by approximately $2.9 million. Base rent payments for the new space commenced in December 2014 and increased total estimated rent payments over the life of the Lease by approximately $1.5 million. The extended term on the existing space increased total estimated rent payments by approximately $1.4 million. In addition to the base rent, the Company is obligated to pay certain customary amounts for its share of operating expenses and tax obligations. In November 2015, the Company amended the Lease to add facilities consisting of 16,811 square feet. Base rent payments for a portion of the new space commenced in March 2016 and the remaining base rent payments for the additional facilities commenced in June 2016, which collectively increased total estimated rent payments over the life of the lease by approximately $2.3 million.

In addition to the Lease, the Company has entered into operating and capital lease agreements for lab and office equipment that expire at various dates through December 2020. In March 2016, the Company entered into an operating lease for lab equipment with estimated total payments of $0.7 million over the two year term.

8. Stock-Based Compensation

Summary Stock-Based Compensation Information

The following table summarizes stock-based compensation expense:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2016	2015	2016	2015
Cost of revenues	$73	$19	$173	$62
Research and development	189	115	570	247
Selling, general and administrative	482	343	1,627	912

Total	$744	$477	$2,370	$1,221

Stock-based compensation from:
Stock options	$698	$461	$2,222	$1,160
Employee stock purchase plan	46	16	148	61

Total	$744	$477	$2,370	$1,221

The following table summarizes the Company’s stock option activity during the nine months ended September 30, 2016:

	Number of Options	Weighted Average Exercise Price
	(in thousands, except weighted average exercise price)
Outstanding at December 31, 2015	1,638	$8.50
Granted	960	8.86
Exercised	(67)	0.77
Cancelled (forfeited)	(134)	13.43

Outstanding at September 30, 2016	2,397	$8.57

Vested and expected to vest at September 30, 2016	2,185	$8.50
Vested and exercisable at September 30, 2016	904	$7.27

The Company received approximately $18 thousand and $51 thousand from stock option exercises during the three and nine months ended September 30, 2016, respectively. The Company received approximately $89 thousand and $160 thousand from stock option exercises during the three and nine months ended September 30, 2015, respectively. Options outstanding at September 30, 2016 have a weighted average remaining contractual term of 8.1 years.

The exercise price of all options granted during the three and nine months ended September 30, 2016 and 2015 was the closing price of the Company’s common stock on the date of grant. The fair value of each stock option granted is estimated on the grant date under the fair value method using the Black-Scholes model. The following assumptions were used to estimate the fair value of stock options:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Risk-free interest rate	1.1% – 1.3%	1.6% - 1.7%	1.1% – 1.9%	1.3% - 1.9%
Expected volatility	65.7% - 66.0%	49.8% - 66.2%	63.1% - 68.6%	50.2% - 66.2%
Dividend yield	0%	0%	0%	0%
Expected term (years)	6.25	5.3 – 6.3	5.1 –6.3	5.3 – 6.3

As of September 30, 2016, there was approximately $6.1 million of unrecognized compensation cost related to unvested stock option awards and the weighted average period over which this cost is expected to be recognized is 2.8 years.

In September 2016, the board of directors adopted the 2016 Inducement Equity Incentive Plan (“2016 Plan”). The 2016 Plan provides for the grant of nonstatutory stock options, restricted stock, restricted stock units, stock appreciation rights, performance units and performance shares to new employees. Stock options to be granted under the 2016 Plan will have a term of ten years from the date of grant, the exercise price for the shares to be issued will be no less than 100% of the fair market value per share on the date of grant and will generally vest over a four year period. The maximum aggregate number of shares that may be issued under the 2016 Plan is 500,000 shares. As of September 30, 2016, no shares have been issued pursuant to the 2016 Plan. On October 3, 2016, the Company issued 132,290 nonstatutory stock options pursuant to the 2016 Plan that have an exercise price of $9.09 per share.

9. Income Taxes

During the nine months ended September 30, 2016, the Company recorded an income tax expense of $1 thousand related to minimum state taxes. For tax purposes, the Company recognized all of the $51 million upfront payment from Pfizer as income in 2015. The Company established a deferred tax asset for the difference between the income recognized for book and tax in 2015. The contract with Pfizer was terminated in August 2016 and therefore the entire deferred tax asset of $48 million will reverse in 2016. The reversal of the deferred revenue will provide for a carryback to the 2015 tax year which results in a tax benefit of $1.9 million recorded in 2015. In July 2016, the Company received $15 million of upfront payment from Jazz. The Company will establish a deferred tax asset for the difference between the income recognized for book and tax with a corresponding valuation allowance. The Company expects to be in an overall taxable loss position for 2016. No tax expense is expected in the next several years as the Company expects to generate taxable net operating losses and corresponding valuation allowances due to its investments in its lead product candidates and other pipeline products.

10. Net Income (Loss) per Share of Common Stock

The following table summarizes the computation of basic and diluted net income (loss) per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2016	2015	2016	2015
Net income (loss)	$34,496	$(7,590)	$16,121	$(19,545)

Weighted-average common shares used to compute basic net income (loss) per share	23,400	23,215	23,378	22,066
Dilutive effect of employee stock option plans	289		296

Dilutive weighted-average common shares outstanding	23,689		23,674
Basic net income (loss) per common share	$1.47	$(0.33)	$0.69	$(0.89)

Diluted net income (loss) per common share	$1.46	$(0.33)	$0.68	$(0.89)

Basic net income (loss) per share is computed by dividing the net income (loss) by the weighted-average number of common shares outstanding for the period. Diluted net income (loss) per share is computed by dividing the net income (loss) by the weighted-average number of common shares and dilutive common stock equivalents outstanding for the period, determined using the treasury-stock method, if inclusion of these is dilutive. Because the Company reported a net loss for the three and nine months ended September 30, 2015, diluted net loss per common share is the same as basic net loss per common share for those periods.

The following potentially dilutive securities outstanding at the end of the periods presented have been excluded from the computation of diluted shares outstanding, as their effect would be anti-dilutive:

	September 30,
(in thousands)	2016	2015
ESPP	53	35
Options to purchase common stock	1,976	1,653

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

The following discussion and analysis should be read together with our consolidated financial statements and the notes to those statements included elsewhere in this Form 10-Q. This Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that are based on our management’s beliefs and assumptions and on information currently available to our management. The forward-looking statements are contained principally in the section entitled “Risk Factors” and this Management’s Discussion and Analysis of Financial Condition and Results of Operations. Forward-looking statements include, but are not limited to:

•	the sufficiency of our cash and cash equivalents and cash generated from operations to meet our working capital and capital expenditure needs for the next 12 months;

•	our ability to successfully establish and successfully maintain appropriate collaborations and derive significant revenue from those collaborations;

•	our and our collaboration partners’ ability to enroll patients in our clinical studies at the pace that we project;

•	our expectations regarding the timing and the success of the design of the clinical trials and planned clinical trials of PF582, PF708 and our other product candidates, and reporting results from same;

•	whether the results of our and our future collaboration partners’ trials will be sufficient to support domestic or global regulatory approvals for PF582 and PF708;

•	our and our collaboration partners’ ability to obtain and maintain regulatory approval of PF582, PF708 or our future product candidates, and the timing of such regulatory approvals;

•	our reliance on third parties to conduct clinical studies;

•	our reliance on third-party contract manufacturers to manufacture and supply our product candidates for us;

•	the benefits of the use of PF582, PF708 or any future product candidates;

•	the rate and degree of market acceptance of PF582, PF708 or any future product candidates;

•	our expectations regarding government and third-party payor coverage and reimbursement;

•	our ability to manufacture PF582, PF708 and our other product candidates in conformity with regulatory requirements and to scale up manufacturing of PF582, PF708 and our other product candidates to commercial scale;

•	our ability to successfully build a specialty sales force, or collaborate with third-party distributors, to commercialize our products;

•	our ability to compete with companies currently producing the reference products, including Lucentis and Forteo;

•	our reliance on our collaboration partners’ performance over which we do not have control;

•	our ability to retain and recruit key personnel, including development of a sales and marketing function;

•	our ability to obtain and maintain intellectual property protection for PF582, PF708 or any future product candidates;

•	our estimates of our expenses, ongoing losses, future revenue, capital requirements and our needs for or ability to obtain additional financing;

•	our expectations regarding the market size, size of patient populations, and growth potential for our product candidates, if approved for commercial use;

•	our estimates of the expected patent expiration timelines for Lucentis, Forteo and other branded reference biologics;

•	our expectations regarding the time during which we will be an emerging growth company under the Jumpstart Our Business Startups Act;

•	our ability to develop new products and product candidates;

•	our financial performance; and

•	developments and projections relating to our competitors and our industry.

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

This Quarterly Report on Form 10-Q also contains estimates, projections and other information concerning our industry, our business, and the markets for certain diseases, including data regarding the estimated size of those markets. Information that is based on estimates, forecasts, projections, market research or similar methodologies is inherently subject to uncertainties and actual events or circumstances may differ materially from events and circumstances reflected in this information. Unless otherwise expressly stated, we obtained this industry, business, market, and other data from reports, research surveys, studies, and similar data prepared by market research firms and other third parties, industry, medical and general publications, government data, and similar sources.

Pfēnex™ and Pfēnex Expression Technology® are our primary registered trademarks. Other service marks, trademarks, and trade names referred to in this Form 10-Q are the property of their respective owners.

In this Form 10-Q, “we,” “us” and “our” refer to Pfenex Inc. and its subsidiaries.

Overview

We are a clinical-stage biotechnology company engaged in the development of biosimilar and therapeutic equivalent products and other high-value and difficult-to-manufacture proteins. Our lead product candidate is PF582, a biosimilar candidate to Lucentis (ranibizumab). Lucentis, marketed by Genentech, Inc., a wholly-owned member of the Roche Group, and Novartis AG, for the treatment of patients with retinal diseases, achieved approximately $3.6 billion in global product sales in 2015. In February 2015, we entered into a development and license agreement with Hospira, Inc., or Hospira, a subsidiary of Pfizer Inc. (collectively with Hospira, “Pfizer”) for the development and commercialization of PF582. For PF582, we completed a Phase 1/2 trial in patients with wet age-related macular degeneration, or wet AMD, with Pfizer. Following Pfizer’s strategic review of the current therapeutic focus of its biosimilar pipeline, we entered into a Termination Agreement (the “Termination Agreement”) with Pfizer and agreed to terminate the development and license agreement. The termination accelerated recognition of $45.8 million of revenue that had been previously deferred. Under the terms of the Termination Agreement, all rights to PF582 were returned to us in August 2016.

In the third quarter of 2016, we announced top-line results from the Phase 1/2 trial, which showed that PF582 was pharmacologically active and with a safety profile that was consistent with that of Lucentis. We enrolled a total of 25 VEGF-inhibitor naïve patients with neovascular age-related macular degeneration (AMD) in the PF582 Phase 1/2 trial (13 received PF582, including one sentinel patient who received open label PF582, 12 received Lucentis). All patients received three monthly intravitreal injections. The primary endpoint of the study was safety and tolerability of PF582 compared to that of Lucentis. There were no clinically meaningful differences in adverse event profiles or intra-ocular pressure between PF582 and Lucentis. The efficacy and pharmacodynamic results indicated that there were no clinically meaningful differences in best corrected visual acuity or decreases in central retinal thickness between PF582 and Lucentis at any of the timepoints.

Our next most advanced product candidate is PF708. PF708 is a therapeutic equivalent candidate to Forteo (teriparatide), marketed by Eli Lilly and Company for the treatment of osteoporosis and achieved over $1.4 billion in global product sales in 2015. The PF708 bioequivalence study, conducted in 70 healthy subjects, was completed in the second quarter of 2016 and met its primary objectives. The 90% confidence intervals of the area-under-the-curve (AUC) and maximum concentration (Cmax) geometric mean ratios of PF708 versus Forteo were within the 80-125% range required for concluding bioequivalence. We anticipate initiating the clinical study to satisfy the filing requirements for PF708 through the 505(b)(2) regulatory pathway by the end of 2016. In addition to the positive bioequivalence study, the PF708 clinical program will include an immunogenicity/pharmacokinetic study in osteoporosis patients. We believe that the clinical program in the US may be leveraged for regulatory filings in other geographies. In addition to our two most advanced product candidates, our pipeline includes six other biosimilar candidates as well as vaccines and next generation biologic candidates. We initiated a Phase 1a study for our recombinant anthrax vaccine at the end of 2015 and announced interim Day 70 results in the third quarter of 2016. The results indicated that the vaccine was well-tolerated and afforded immunogenicity protection with fewer doses than the currently licensed product.

In July 2016, we entered into a license and option agreement with Jazz Pharmaceuticals Ireland Limited, or Jazz, pursuant to which we and Jazz will collaboratively develop certain hematology products, and Jazz will have the exclusive right to manufacture and commercialize such products throughout the world. In addition, pursuant to the agreement, we have granted Jazz certain other rights to negotiate the exclusive right to develop, manufacture and commercialize throughout the world other hematology products that are currently or in the future may be developed by us, including PF690 (pegaspargase), a biosimilar candidate to the reference product Oncaspar.

In August 2016, we announced positive immunogenicity and safety data from Day 70 analysis of the Px563L anthrax vaccine study. The randomized, double-blind, placebo-controlled Phase 1a study enrolled three cohorts in a dose-escalating manner (10 mcg, 50 mcg and 80 mcg of antigen). Within each cohort, subjects received Px563L, RPA563 or placebo in an 8:8:2 ratio. Subjects were administered two doses of vaccine or placebo 28 days apart. Interim results indicated that the vaccine was well-tolerated, with the potential to afford immunogenicity protection against anthrax infection after only two injections (vs. three for currently licensed anthrax vaccine product). Immunogenicity was assessed by toxin-neutralizing antibody (TNA) expressed as 50% neutralizing factor (NF50), with a threshold value ≥ 0.56 correlating with significant survival in animal models of anthrax infection. On Day 70, 100% of Px563L subjects at the 10 mcg and 80 mcg dose levels achieved a TNA NF50 ≥ 0.56, and 87.5% at the 50 mcg dose level achieved the target threshold. An additional success criterion for assessing anthrax vaccine immunogenicity is for the lower confidence limit (LCL), or the lower bound of 95% confidence interval, of the percentage of subjects who met or exceeded the TNA NF50 threshold of 0.56, to be greater than or equal to 40%. On Day 70, all doses of Px563L exceeded this threshold, which was established by the currently licensed anthrax vaccine for the indication of post-exposure prophylaxis.

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

Our product candidate selection strategy is to focus on products with large addressable markets, which are expected to be free of intellectual property barriers in major markets over our projected approval timelines, and for which our Pfēnex Expression Technology® enables efficient and large scale manufacturing. Our pipeline of product candidates and preclinical products under development includes six wholly-owned programs, two that are being developed in a joint venture with Strides Arcolab Limited, a specialty pharmaceutical company, and certain other products that are being developed in collaboration with Jazz. In addition, we are also developing proprietary vaccine candidates that are being funded by the Department of Health and Human Services and the National Institutes of Health (NIH) within the United States government.

Our revenue for the three months ended September 30, 2016 and 2015 was $48.8 million and $2.1 million, respectively, and was $54.7 million and $6.3 million for the nine months ended September 30, 2016 and 2015, respectively. As a result of the termination of the development and license agreement with Pfizer, $45.8 million of revenue was recognized that had been previously deferred. Our historical revenue has been primarily derived from monetizing our Pfēnex Expression Technology® through collaboration agreements, service agreements, government contracts and reagent protein product sales, which provide for various types of payments, including upfront payments, funding of research and development, milestone payments, intellectual property access fees and licensing fees. Currently, various government agencies are funding costs associated with our proprietary novel vaccine programs. As we continue to focus our business on the development of our product pipeline, we anticipate allocating fewer resources to certain aspects of our protein production activities that currently generate our revenue, which we expect will result in a decline of service-related revenue associated with protein production.

As of September 30, 2016, we had an accumulated deficit of $125.4 million, of which $89.8 million was attributable to recognizing the accretion in the redemption value of our convertible preferred stock. We recognized net income of $34.5 million and $16.1 million for the three and nine months ended September 30, 2016, respectively, and net losses of $7.6 million and $19.5 million for the three and nine months ended September 30, 2015, respectively. We expect to incur substantial and increasing losses for the next several years as we develop and advance our lead product candidates through clinical development, expand our research and development activities, and prepare for the potential commercial launch of our lead product candidates. As a result, our research and development expenses will increase materially as we incur further costs of development. We currently utilize third-party clinical research organizations, or CROs, to carry out our clinical development and we do not yet have an extensive sales organization. We will need substantial additional funding to support our operating activities, especially as we approach anticipated regulatory approval in Europe, the United States and other territories, and begin to establish our commercialization capabilities. Adequate funding may not be available to us on commercially reasonable terms, or at all. Since our inception, we have funded our operations primarily through the sale and issuance of common stock in our public offerings, revenue from our collaboration agreements, government contracts, service agreements, and reagent protein product sales, our prior credit facility and the private placement of equity securities. We have devoted substantially all of our capital resources to the research and development of our product candidates and working capital requirements. Additionally, as we continue to focus our business on the development of our product pipeline, we anticipate allocating fewer resources to certain aspects of our protein production activities that currently generate our revenue, which we expect will result in a decline of service-related revenue.

Critical Accounting Policies, Significant Judgments and Use of Estimates

Our management’s discussion and analysis of financial condition and results of operations is based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States, or GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported revenue and expenses during the reporting periods. These items are monitored and analyzed by us for changes in facts and circumstances, and material changes in these estimates could occur in the future. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Changes in estimates are reflected in reported results for the period in which they become known. Actual results may differ materially from these estimates under different assumptions or conditions. The accompanying unaudited consolidated financial statements and related financial information should be read in conjunction with the audited financial statements and related footnotes included in our Annual Report on Form 10-K for the year ended December 31, 2015. Except as otherwise disclosed, there have been no material changes in our critical accounting policies and estimates in the preparation of our financial statements during the three and nine months ended September 30, 2016 compared to those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015, as filed with the SEC on March 10, 2016.

Results of Operations

Comparison of the three months and nine months ended September 30, 2016 and 2015

The following table summarizes our net income (loss) during the periods indicated:

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands, except percentages)	2016	2015	Change	2016	2015	Change
Revenue	$48,824	$2,057	2,274%	$54,723	$6,322	766%
Cost of revenue	1,285	682	88%	4,001	2,911	37%

Gross profit	47,539	1,375	3,357%	50,722	3,411	1,387%

Operating expense
Selling, general and administrative	4,405	3,276	34%	12,935	10,855	19%
Research and development	8,690	5,679	53%	21,763	12,098	80%

Total operating expense	13,095	8,955	46%	34,698	22,953	51%

Income (loss) from operations	34,444	(7,580)	(554)%	16,024	(19,542)	(182)%
Other income (expense), net	52	(9)	(678)%	98	38	158%

Net income (loss) before income taxes	34,496	(7,589)	(555)%	16,122	(19,504)	(183)%
Income tax expense	—	(1)	(100)%	(1)	(41)	(98)%

Net income (loss)	$34,496	$(7,590)	(554)%	$16,121	$(19,545)	(182)%

Revenue

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands, except percentages)	2016	2015	Change	2016	2015	Change
Revenue	$48,824	$2,057	2,274%	$54,723	$6,322	766%

Revenue increased by $48.4 million, or 766%, to $54.7 million in the nine month period ended September 30, 2016 compared to $6.3 million in same period in 2015. Revenue increased by $46.7 million, or 2,274%, to $48.8 million in the three month period ended September 30, 2016 compared to $2.1 million in same period in 2015. The increase in revenue was primarily due to the termination of our development and license agreement with Pfizer. As a result of the termination, the estimated performance period for the agreement was adjusted to reflect the August 2016 termination date. This accelerated recognition of $45.8 million of revenue in August that had been previously deferred. As a result of the termination, we will not recognize any additional future revenue under the Pfizer development and license agreement. Other increases were attributable to license revenue from the Jazz license and option agreement, which was signed in July 2016, as well as increased revenue due to the stage of development of our Px563L product candidate under our government contracts. The Phase 1 trial for Px563L, entirely funded through the U.S. government, was initiated in the second half of 2015 and is on-going, resulting in an increase in revenue in the periods presented. Given the nature of the novel vaccine development process, revenue will fluctuate depending on stage of development. The increase in revenue for the nine month period ended September 30, 2016 was also the result of an increase in revenue from licenses and government contracts.

Cost of Revenue

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands, except percentages)	2016	2015	Change	2016	2015	Change
Cost of revenue	$1,285	$682	88%	$4,001	$2,911	37%

Cost of revenue increased by approximately $1.1 million, or 37%, to $4.0 million in the nine month period ended September 30, 2016 compared to $2.9 million in same period in 2015. Cost of revenue increased by approximately $0.6 million, or 88%, to $1.3 million in the three month period ended September 30, 2016, compared to $0.7 million in the same period in 2015. The increase in cost of revenue for the periods presented was due primarily to an increase in costs for our Px563L product candidate under our government contracts. The increase was offset by a decrease in product sales, reflecting our customers’ product development and clinical progression. Given the nature of the novel vaccine development process, these costs will fluctuate depending on stage of development.

Selling, General and Administrative

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands, except percentages)	2016	2015	Change	2016	2015	Change
Selling, general and administrative	$4,405	$3,276	34%	$12,935	$10,855	19%

Selling, general and administrative expenses increased by $2.1 million, or 19%, to $12.9 million in the nine month period ended September 30, 2016 compared to $10.9 million in the same period in 2015. Selling, general and administrative expenses increased by $1.1 million, or 34%, to $4.4 million in the three month period ended September 30, 2016 compared to $3.3 million in the same period in 2015. The increase in selling, general and administrative expenses during the periods presented were primarily due to an increase in headcount, as well as increases in salaries and other personnel costs. We expect selling, general and administrative costs to continue to increase for activities associated with operating as a publicly-traded company, as well as for increased internal and external business development costs, such as product branding, to support our various product development efforts, which can vary from period to period.

Research and Development

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands, except percentages)	2016	2015	Change	2016	2015	Change
Research and development	$8,690	$5,679	53%	$21,763	$12,098	80%

Research and development expenses increased by approximately $9.7 million, or 80%, to $21.8 million in the nine month period ended September 30, 2016 compared to $12.1 million in same period in 2015. Research and development expenses increased by approximately $3.0 million, or 53%, to $8.7 million in the three month period ended September 30, 2016 compared to $5.7 million in same period in 2015. The increases in research and development expenses during the periods presented were primarily due to the increase in development activity of our product candidates, including PF708, and the hiring of additional personnel dedicated to our research and development efforts. A bioequivalence study for PF708 began at the end of 2015 and was completed in the second quarter of 2016, increasing costs in the three and nine months ended September 30, 2016 over the same periods in 2015.

We expect research and development expenses to increase for the foreseeable future as we advance our lead product candidates and pipeline product candidates. The timing and amount of expenses incurred for our product candidates will depend largely upon the outcomes of current or future clinical studies for our product candidates, as well as the related regulatory requirements, manufacturing costs and any costs associated with the advancement of our preclinical programs.

As a result of the termination of the development and license agreement with Pfizer, we may incur substantial additional research and development expenses to develop PF582 as currently contemplated. The termination accelerated recognition of $45.8 million of revenue that had been previously deferred. We will need to invest or find a collaboration partner to invest significant resources in the further development of PF582.

For PF708, we expect research and development costs will increase going forward as we independently advance PF708 as a wholly-owned product candidate. These costs are expected to include, among others, the costs of an immunogenicity/pharmacokinetic study for PF708, which is expected to commence by the end of the year.

Liquidity and Capital Resources

The following table summarizes our cash, cash equivalents and marketable securities:

(in thousands)	September 30, 2016	December 31, 2015
Cash and cash equivalents	$93,638	$106,162

To date, we have funded our operations primarily through the sale and issuance of common stock in our public offerings, revenue from our collaboration agreements, government contracts, service agreements, and reagent protein product sales, our prior credit facility and the private placement of equity securities. At September 30, 2016, we had $93.6 million in cash and cash equivalents compared to $106.2 million as of December 31, 2015 and $4.0 million in restricted cash as collateral for lines of credit at December 31, 2015. As of December 31, 2015, we had $3.8 million drawn under our prior $3.9 million Amended Credit Facility. In February 2016, we terminated the credit facility and repaid the amount outstanding using our restricted cash.

In July 2016, we entered into an agreement with Jazz to develop certain hematology products. Under the terms of the collaboration, we received upfront and option payments totaling $15 million in July 2016, and may be eligible to receive additional payments of up to $166 million based on the achievement of certain development, regulatory, and sales-related milestones, including up to $41 million for certain non-sales-related milestones. We may also be eligible to receive tiered royalties on worldwide sales of any products resulting from the collaboration.

In August 2016, following Pfizer’s strategic review of the current therapeutic focus of its biosimilar pipeline, the development and license agreement was terminated and all rights to PF582 were returned to us. The termination accelerated recognition of $45.8 million of revenue that had been previously deferred. As a result of the termination of the development and license agreement with Pfizer, management is assessing all opportunities for the continued advancement of PF582, and we may need to obtain substantial additional sources of funding to develop PF582 as currently contemplated. If such additional funding is not available on favorable terms or at all, we may need to delay or reduce the scope of our PF582 development program, or grant rights in the United States, as well as outside the United States, to PF582 to one or more partners.

We believe that our existing cash and cash equivalents and our cash inflow from operations will be sufficient to meet our anticipated cash needs for at least the next 12 months. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. Further, our operating plan may change, and we may need additional funds to meet operational needs and capital requirements for product development and commercialization sooner than planned. We currently have no credit facility or committed sources of capital although we may receive milestone and other contingent payments under our current license and collaboration agreements. Our future capital requirements will depend on many factors, including:

•	the timing and extent of spending on our research and development efforts, including with respect to PF582 and PF708, and our other product candidates;

•	the scope, rate of progress, results and cost of our clinical trials, preclinical testing and other related activities;

•	the time and costs involved in seeking and obtaining regulatory and marketing approvals in multiple jurisdictions for our product candidates that successfully complete clinical trials;

•	the cost of preparing, filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights;

•	our ability to enter into and maintain collaboration, licensing, commercialization and other arrangements and the terms and timing of such arrangements;

•	the receipt of any collaboration or milestone payments;

•	the timing, receipt and amount of sales, profit sharing or royalties, if any, from our potential products;

•	the introduction of new product candidates and the number and characteristics of product candidates that we pursue;

•	the expansion of our sales and marketing activities;

•	the cost of manufacturing and commercialization activities, if any;

•	the potential acquisition and in-licensing of other technologies, products or assets;

•	the emergence of competing technologies or other adverse market developments; and

•	the degree and rate of market acceptance of any products launched by us or our collaboration partners.

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

Cash Flows

The following table sets forth the primary sources and uses of cash and cash equivalents for each of the periods presented below.

	Nine Months Ended September 30,
(in thousands)	2016	2015
Net cash (used in) provided by:
Operating activities	$(10,508)	$33,774
Investing activities	(2,417)	(1,211)
Financing activities	401	37,639

Net (decrease) increase in cash and cash equivalents	$(12,524)	$70,202

Net cash (used in) provided by operating activities

Net cash used in operating activities was $10.5 million for the nine months ended September 30, 2016 compared to net cash provided by operating activities of $33.8 million for the nine month period ended September 30, 2015. Net cash used in operating activities for the nine months ended September 30, 2016 was primarily attributable to our research and development activities associated with PF708 and our other product candidates, partially offset by $15 million of upfront and option payments pursuant to our license and option agreement with Jazz. Net cash provided by operating activities for the nine months ended September 30, 2015 was primarily related to a one-time non-refundable payment of $51 million from Pfizer under the terms of our prior collaboration agreement to develop PF582 and was partially offset by our research and development activities associated with PF530 and PF708.

Net cash used in investing activities

Net cash used in investing activities was $2.4 million for the nine months ended September 30, 2016 compared to $1.2 million of net cash outflows for the nine month period ended September 30, 2015. We used $2.4 million and $1.2 million to purchase property and equipment in the nine month periods ended September 30, 2016 and September 30, 2015, respectively.

Net cash provided by financing activities

Net cash provided by financing activities was $0.4 million for the nine months ended September 30, 2016 compared to $37.6 million provided for the nine month period ended September 30, 2015. Net cash provided by financing activities for the nine months ended September 30, 2016 resulted primarily from the issuance of common stock in connection with our Employee Stock Purchase Plan and exercises of stock options and a refund of the residual restricted cash resulting from the $3.8 million repayment of the Amended Credit Facility upon termination in February 2016. Net cash provided by financing activities for the nine months ended September 30, 2015 was primarily related to the net proceeds of $37.4 million from the issuance of our common stock in connection with our follow-on offering after deducting estimated offering expenses of approximately $0.6 million.

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

In the normal course of business, we enter into contracts and agreements that contain a variety of representations and warranties and provide for general indemnifications, including our Strides Arcolab agreements described above. Our exposure under these agreements is unknown because it involves claims that may be made against us in the future, but have not yet been made. As of September 30, 2016, we have not paid any claims or been required to defend any action related to our indemnification obligations. However, we may record charges in the future as a result of these indemnification obligations.

Contractual Obligations and Commitments

Except as noted below, there have been no material changes during the nine months ended September 30, 2016 to our contractual obligations disclosed in our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2015.

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

We are exposed to market risk in the ordinary course of our business. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of fluctuations in interest rates and foreign currency exchange rates. As of September 30, 2016, we did not hold or issue financial instruments for trading purposes.

Interest rate fluctuation risk

The primary objective of our investment activities is to preserve our capital to fund our operations. We also seek to maximize income from our cash and cash equivalents without assuming significant risk. To achieve our objectives, we invest our cash and cash equivalents in money market funds, treasury obligations, short term certificates of deposit and high-grade corporate securities, directly or through managed funds, with maturities of six months or less. As of September 30, 2016, we had cash and cash equivalents of $93.6 million consisting of cash of $6.7 million and investments of $87.0 million in highly liquid U.S. money market funds. A portion of our investments may be subject to interest rate risk and could fall in value if market interest rates increase. However, because our investments are primarily short-term in duration, we believe that our exposure to interest rate risk is not significant and a 100 basis point movement in market interest rates would not have a significant impact on the total value of our portfolio. We actively monitor changes in interest rates.

Foreign currency exchange risk

We contract with clinical research organizations (“CROs”), investigational sites and suppliers in foreign countries. We are therefore subject to fluctuations in foreign currency rates in connection with these agreements. We have not entered into any material foreign currency hedging contracts although we may do so in the future. To date we have not incurred any material effects from foreign currency changes on these contracts. The effect of a 10% adverse change in exchange rates on foreign currency denominated cash and payables as of September 30, 2016 would not have been material. However, fluctuations in currency exchange rates could harm our business in the future.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

With the exception of one year, we have incurred annual net operating losses since inception, and to date have generated only limited revenue from government contracts, service agreements, collaboration agreements, and reagent protein product sales. We have recorded net income of $16.1 million for the nine months ended September 30, 2016 and net losses of $19.5 million, $28.2 million and $9.8 million for the nine months ended September 30, 2015 and the years ended December 31, 2015 and 2014, respectively. As of September 30, 2016, we had an accumulated deficit of $125.4 million and net working capital of $78.5 million. To date, we have funded our operations primarily through the sale and issuance of common stock in our public offerings, revenue from our collaboration agreements, government contracts, service agreements, and reagent protein product sales, our prior credit facility and the private placement of equity securities. As a result of the termination of the development and license agreement with Pfizer, we will need to invest or find a collaboration partner to invest significant resources in the further development of PF582. The termination accelerated recognition of $45.8 million of revenue that had been previously deferred. As of September 30, 2016, we had capital resources consisting of cash and cash equivalents of $93.6 million.

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

Since our inception, a significant portion of our resources have been dedicated to the preclinical and clinical development of our two most advanced biosimilar and therapeutic equivalent product candidates, PF582 and PF708. We believe that we will continue to expend substantial resources for the foreseeable future for the preclinical and clinical development of our current product pipeline, and the development of any other indications and product candidates we may choose to pursue, either alone or with our strategic collaboration partners. These expenditures will include costs associated with research and development, conducting preclinical studies and clinical trials, and manufacturing and supply as well as marketing and selling any products approved for sale. In addition, other unanticipated costs may arise. Because the outcome of any clinical trial is highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of PF582, PF708 and our pipeline of other product candidates and preclinical products under development. The termination of the development and license agreement with Pfizer accelerated recognition of $45.8 million of revenue that had been previously deferred. As a result of the termination, management is assessing all opportunities for the continued advancement of PF582, and we may be required to devote additional resources to the development of PF582 or seek a new collaboration partner on short notice, and the terms of any additional collaboration or other arrangements that we establish may not be favorable to us. We may also need to obtain substantial additional sources of funding to develop PF582 as currently contemplated. If such additional funding is not available on favorable terms or at all, we may need to delay or reduce the scope of our PF582 development program, or grant rights in the United States, as well as outside the United States, to PF582 to one or more partners.

We believe that our available cash and cash equivalents, including the proceeds from any revenue from our government contracts, service agreements, collaboration agreements, and reagent protein product sales will allow us to fund our operations for at least the next 12 months. In addition, we may seek additional capital due to favorable market conditions or strategic considerations; even if we believe we have sufficient funds for our current or future operating plans. Our future capital requirements may vary depending on the following:

•	the timing and extent of spending on our research and development efforts, including with respect to PF582, PF708 and our other product candidates;

•	the scope, rate of progress, results and cost of our clinical trials, preclinical testing and other related activities;

•	the time and costs involved in seeking and obtaining regulatory and marketing approvals in multiple jurisdictions for our product candidates that successfully complete clinical trials;

•	the cost of preparing, filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights;

•	the terms and timing of any other collaborative, licensing and other arrangements that we may establish;

•	the receipt of any collaboration or milestone payments;

•	the timing, receipt and amount of sales, profit sharing or royalties, if any, from our potential products;

•	the introduction of new product candidates and the number and characteristics of product candidates that we pursue;

•	the expansion of our sales and marketing activities;

•	the cost of manufacturing and commercialization activities, if any;

•	the potential acquisition and in-licensing of other technologies, products or assets;

•	the emergence of competing technologies or other adverse market developments; and

•	the degree and rate of market acceptance of any products launched by us or our collaboration partners.

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

In August 2016, we and Pfizer entered into a termination agreement pursuant to which our development and license agreement was terminated and all rights to PF582 were returned to us. The termination accelerated recognition of $45.8 million of revenue that had been previously deferred and we will not recognize any additional future revenue under the Pfizer license agreement. We are relying on Pfizer to assist in certain activities as PF582 is transitioned back to us. If these activities are not completed in a timely or satisfactory manner, there may be delays in the development of PF582, diversion of management’s attention and potentially reduced resources for the development of PF582 and our other product candidates.

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

Our operating results are subject to quarterly fluctuations. Our operating results are affected by numerous factors, including:

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

We expect to enter highly competitive pharmaceutical markets. Successful competitors in the pharmaceutical market have the ability to effectively discover, obtain patents, develop, test and obtain regulatory approvals for products, as well as the ability to effectively commercialize, market and promote approved products, including communicating the effectiveness, safety and value of products to consumers and medical professionals. Numerous companies, universities, and other research institutions are engaged in developing, patenting, manufacturing and marketing of products competitive with those that we are developing. Many of these potential competitors, such as Novartis AG, Genentech, Inc., a wholly-owned member of the Roche Group, Amgen Inc. and Eli Lilly and Company, are large, experienced companies that enjoy significant competitive advantages, such as substantially greater financial, research and development, manufacturing, personnel and marketing resources. Recent and potential future merger and acquisition activity in the biotechnology and pharmaceutical industries are likely to result in even more resources being concentrated among a smaller number of our competitors. These companies also maintain greater brand recognition and more experience and expertise in undertaking preclinical testing and clinical trials of product candidates, and obtaining the U.S. Food and Drug Administration, or FDA, and other regulatory approvals of products. Established pharmaceutical companies may also invest heavily to accelerate discovery and development of novel compounds that could make our product candidates obsolete.

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

In August 2016, we and Pfizer entered into a termination agreement pursuant to which our development and license agreement was terminated and all rights to PF582 returned to us. The termination accelerated recognition of $45.8 million of revenue that had been previously deferred and we will not recognize any additional future revenue under the Pfizer agreement. Pfizer will no longer be responsible for manufacturing, clinical studies and commercialization of PF582. We will not receive additional revenue from Pfizer.

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

In certain circumstances, we maintain insurance coverage which we believe may limit our obligations under certain of these indemnification provisions. However, we do not carry insurance for all risks that our business may encounter, including our obligations under certain indemnification provisions. To the extent we do not have insurance to cover certain indemnification obligations, we are denied insurance coverage, or our obligation under an indemnification provision exceeds applicable insurance coverage, any significant, uninsured liability may require us to pay substantial amounts, which would adversely affect our working capital and results of operations.

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

As of September 30, 2016, we had 62 full-time employees. Our management and personnel, systems and facilities currently in place may not be adequate to support this future growth. Therefore, we will need to continue to expand our managerial, operational, finance and other resources to manage our operations and clinical trials, continue our development activities and commercialize our product candidates, if approved. In order to effectively execute our growth strategy, we will be required to:

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

Although we have intellectual property related to expression of recombinant protective antigen in P. fluorescens, the U.S. government holds certain patents related to the recombinant protective antigen, as well as certain license rights to intellectual property related to other Px563L components used to produce the final vaccine, which, if exercised, could materially impact our business, revenue and operating results. We have rights to utilize this intellectual property held by the U.S. government by virtue of the Authorization and Consent clauses of our contracts with the U.S. government.

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

Our current contracts with BARDA and NIAID are cost plus fixed fee contracts and potential future contracts with the U.S. government may also be structured this way. Under our cost plus fixed fee contract, we are allowed to recover our approved costs plus a fixed fee. The total price on a cost plus fixed fee contract is based primarily on allowable costs incurred, but generally is subject to contract funding limitations. U.S. government regulations require us to notify our customer of any cost overruns or underruns on a cost plus contract. If we incur costs in excess of the funding limitation specified in the contract, we may not be able to recover those cost overruns.

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

In February 2015, we entered into a development and license agreement with Pfizer to develop and commercialize PF582. In August 2016, we and Pfizer entered into a termination agreement pursuant to which the development and license agreement was terminated and all rights to PF582 have been returned to us. The termination accelerated recognition of $45.8 million of revenue that had been previously deferred and we will not recognize any additional future revenue under the Pfizer license agreement. We may seek a new collaboration partner for the development and commercialization of PF582, however there are no assurances that we can find a new collaboration partner or that the terms and timing of any such arrangements would be acceptable to us. As a result, we could experience a significant delay in the PF582 development process.

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

In July 2016, we entered into a license and option agreement with Jazz, pursuant to which we and Jazz will collaboratively develop certain hematology products, and Jazz will have the exclusive right to manufacture and commercialize such products throughout the world. In addition, pursuant to the agreement, we have granted Jazz certain other rights to negotiate the exclusive right to develop, manufacture and commercialize throughout the world other hematology products that are currently or in the future may be developed by us, including PF690 (pegaspargase), a biosimilar candidate to the reference product Oncaspar. In consideration for the exclusive licenses and other rights contained in the agreement, we received upfront and option payments totaling $15 million in July 2016, and may be eligible to receive additional payments of up to $166 million based on the achievement of certain development, regulatory, and sales-related milestones, including up to $41 million for certain non-sales-related milestones. We may also be eligible to receive tiered royalties on worldwide sales of any products resulting from the collaboration.

The prospects for the product candidates developed under these collaborations depend on the expertise, development and commercial skills, and financial strength of Strides Arcolab and Jazz, respectively. Our collaborations with Strides Arcolab or Jazz or any future collaboration partner may not be successful, and we may not realize the expected benefits from such collaborations, due to a number of important factors, including but not limited to the following:

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

Our existing agreements with our collaboration partners, including our agreements with Strides Arcolab and Jazz, are generally subject to termination by the counterparty on short notice upon the occurrence of certain circumstances. Accordingly, even if we believe that the development of product candidates is worth pursuing, our partners may choose not to continue with such development. If any of our collaborations are terminated, such as the recent termination of our collaboration with Pfizer, we may be required to devote additional resources to the development of our product candidates or seek a new collaboration partner on short notice, and the terms of any additional collaboration or other arrangements that we establish may not be favorable to us.

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

We have invested a significant portion of our time, financial resources and efforts in the development of our two most advanced product candidates, PF582 and PF708. The clinical and commercial success of our product candidates will depend on a number of factors, including the following:

•	timely and successful completion of all necessary clinical trials and our immunogenicity/pharmacokinetic study in subjects with osteoporosis for PF708, which may be significantly slower or cost more than we currently anticipate and will depend substantially upon the accurate and satisfactory performance of third-party contractors, including our collaborators;

•	our ability to find a suitable collaboration partner to develop PF582 or our ability to obtain substantial additional sources of funding to develop PF582 as currently contemplated;

•	timely receipt of necessary marketing approvals from the FDA, the EU Commission, and similar foreign regulatory authorities;

•	maintaining an acceptable safety and adverse event profile of our products following approval;

•	achieving and maintaining compliance with all regulatory requirements applicable to our product candidates or any approved products;

•	making arrangements with third-party manufacturers for, or establishing, commercial manufacturing capabilities;

•	launching commercial sales of our products, if and when approved, whether alone or in collaboration with others;

•	obtaining and maintaining patent and trade secret protection and regulatory exclusivity, where available, for our product candidates;

•	the availability, perceived advantages, relative cost, relative safety and relative efficacy of alternative and competing treatments;

•	acceptance of our products, if and when approved, by patients, the medical community and third-party payors; and

•	the ability to raise additional capital on acceptable terms to achieve our goals.

If we and our collaboration partners are unable to seek and obtain regulatory approval for any of our product candidates in a timely manner or at all, we may never realize revenue from these products and we may have to curtail our other product development programs. As a result, our business, financial condition and results of operations would be materially harmed.

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

We intend to pursue market authorization globally when commercially appropriate. The European Union has, since October 2005, had a regulatory framework for the approval of biosimilar products and, as of December 31, 2015, has approved 21 biosimilar medicinal products (two of which were subsequently withdrawn). In the first quarter of 2016, another biosimilar was approved for Benepali (etanercept). In the United States an abbreviated pathway for approval of biosimilar products was established by the BPCIA, enacted on March 23, 2010, as part of the Patient Protection and Affordable Care Act. The BPCIA established this abbreviated pathway under section 351(k) of the Public Health Service Act, or PHSA. Subsequent to the enactment of the BPCIA, the FDA issued draft guidance regarding the demonstration of biosimilarity as well as the submission and review of biosimilar applications. However, to date, only four biosimilars have been approved by the FDA, and no biosimilar product has been designated as interchangeable to the reference drug. Moreover, market acceptance of biosimilar products in the U.S. is unclear. Numerous states are considering or have already enacted laws that regulate or restrict the substitution by state pharmacies of biosimilars for biological products already licensed by the FDA pursuant to BLAs, or “reference products”. Market success of biosimilar products will depend on demonstrating to patients, physicians, payors, and relevant authorities that such products are safe and efficacious compared to other existing products.

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

Risks Relating to Owning Our Common Stock

The market price of our stock may fluctuate significantly, and investors may have difficulty selling their shares.

Our stock is currently traded on NYSE MKT, but we can provide no assurance that we will be able to maintain an active trading market on NYSE MKT or any other exchange in the future. The trading volume of our stock tends to be low relative to our total outstanding shares, and we have several stockholders, including affiliated stockholders, who hold substantial blocks of our stock. As of September 30, 2016, we had 23,417,774 shares of common stock outstanding, and stockholders holding at least 5% of our stock, individually or with affiliated persons or entities, collectively beneficially owned or controlled approximately 55% of such shares. Sales of large numbers of shares by any of our large stockholders could adversely affect our trading price, particularly given our relatively small historic trading volumes. If stockholders holding shares of our common stock sell, indicate an intention to sell, or if it is perceived that they will sell, substantial amounts of their common stock in the public market, the trading price of our common stock could decline.

Since shares of our common stock were sold in our initial public offering in July 2014 at a price of $6.00 per share, our stock price has ranged from $5.28 to $24.41 through September 30, 2016. In addition to the factors discussed in this “Risk Factors” section and elsewhere in this quarterly report on Form 10-Q factors that may cause volatility in our share price include:

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

As of September 30, 2016, one holder of approximately 2.4 million shares, or approximately 10%, of our outstanding shares, has rights, subject to some conditions, to require us to file registration statements covering the sale of their shares or to include their shares in registration statements or prospectus supplements that we file or have filed for ourselves or other stockholders. We also register the offer and sale of all shares of common stock that we may issue under our equity compensation plans.

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

No material weaknesses in internal control over financial reporting were identified in connection with our 2014 or 2015 audits. However, our independent registered public accounting firm did not perform an evaluation of our internal control over financial reporting during any period in accordance with the provisions of the Sarbanes-Oxley Act. Had our independent registered public accounting firm performed an evaluation of our internal control over financial reporting in accordance with the provisions of the Sarbanes-Oxley Act, additional control deficiencies amounting to significant deficiencies or material weaknesses may have been identified. We cannot be certain as to when we will be able to implement the requirements of Section 404 of the Sarbanes-Oxley Act. If we fail to implement the requirements of Section 404 in a timely manner, we might be subject to sanctions or investigation by regulatory agencies such as the SEC. In addition, failure to comply with Section 404 or the report by us of a significant deficiency or material weakness may cause investors to lose confidence in our financial statements, and the trading price of our common stock may decline. If we fail to remedy any significant deficiency or material weakness, our financial statements may be inaccurate, our access to the capital markets may be restricted and the trading price of our common stock may decline.

Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.

We expect to generate a tax net operating loss for 2016. Our previous tax net operating losses offset the taxable income related to the Pfizer agreement in 2015. The 2016 net operating loss will carry forward to offset future taxable income, if any, until such unused losses expire. Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change,” generally defined as a greater than 50 percentage point change (by value) in its equity ownership by certain stockholders over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards, or NOLs, and other pre-change tax attributes (such as research tax credits) to offset its post-change income or taxes may be limited. We may experience ownership changes in the future as a result of shifts in our stock ownership. As a result, if or when we earn net taxable income, our ability to use our pre-change NOLs to offset such taxable income may be subject to limitations. Similar provisions of state tax law may also apply to limit our use of accumulated state tax attributes. As a result, even if we attain profitability, we may be unable to use a material portion of our NOLs and other tax attributes, which could adversely affect our future cash flows.

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

As of September 30, 2016, our executive officers, directors and stockholders who owned more than 5% of our outstanding common stock and their respective affiliates beneficially owned or controlled approximately 60% of the outstanding shares of our common stock. Accordingly, these executive officers, directors and stockholders and their respective affiliates, acting as a group, have substantial influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets or any other significant corporate transactions. These stockholders may therefore delay or prevent a change of control of us, even if such a change of control would benefit our other stockholders. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.

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

We have broad discretion as to how to spend and invest the proceeds from our public offerings, and we may spend or invest these proceeds in a way with which our stockholders disagree. Accordingly, investors will need to rely on our judgment with respect to the use of these proceeds and these uses may not yield a favorable return to our stockholders. In addition, until the net proceeds are used, they may be placed in investments that do not produce significant income or that may lose value.

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

We did not repurchase any shares of our common stock during the three months ended September 30, 2016.

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

PFENEX INC.

Dated: November 9, 2016	By:	/s/ Bertrand C. Liang
Bertrand C. Liang
President and Chief Executive Officer
(Principal Executive Officer)

Dated: November 9, 2016	By:	/s/ Paul A. Wagner
Paul A. Wagner
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit		Incorporated by Reference Herein
Number	Description	Form	File No.	Exhibit	Filing Date

10.1+#	License and Option Agreement, dated July 27, 2016, by and between the Company and Jazz Pharmaceuticals Ireland Limited.

10.2+#	Modification No. 9, effective as of September 28, 2016, to the Contract Agreement, dated September 27, 2012, by and between the Company and the National Institutes of Health.

10.3#*	Executive Employment Agreement, dated September 26, 2016, between the Registrant and Steven Sandoval, Sr.

10.4#*	2016 Inducement Equity Incentive Plan and forms of awards thereunder.

31.1#	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2#	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

+	Portions of this exhibit have been omitted pursuant to a request for confidential treatment and the non-public information has been filed separately with the SEC.
#	Filed herewith.
*	Indicates a management contract or compensatory plan.
**	The information in this exhibit is furnished and deemed not filed with the Securities and Exchange Commission for purposes of section 18 of the Exchange Act of 1934, as amended (the “Exchange Act”), and is not to be incorporated by reference into any filing of Pfenex Inc. under the Securities Act of 1933, as amended (the “Securities Act”), or the Exchange Act, whether made before or after the date hereof, regardless of any general incorporation language in such filing.