Form 10-K
period 2016-12-31
Pfenex Inc.
filed 2017-03-15
CIK 1478121

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant, based on the closing sale price of the Registrant’s common stock on the last business day of its most recently completed second fiscal quarter, as reported on NYSE MKT, was approximately $169.3 million. Shares of common stock held by each executive officer and director and by each other person who may be deemed to be an affiliate of the Registrant, have been excluded from this computation. The determination of affiliate status for this purpose is not necessarily a conclusive determination for other purposes.

As of March 6, 2017, there were 23,372,791 shares of the registrant’s common stock, $0.001 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for its Annual Meeting of Stockholders are incorporated by reference in Part III of this Annual Report on Form 10-K where indicated. Such Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2016.

Pfenex Inc.

Annual Report on Form 10-K

For the Fiscal Year Ended December 31, 2016

-i-

As used in this Annual Report on Form 10-K, the terms “the Company,” “we,” “us” and “our” refer to Pfenex Inc. and its subsidiaries, unless the context indicates otherwise.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are subject to the “safe harbor” created thereunder and which involve substantial risks and uncertainties. Forward-looking statements generally relate to future events or our future financial or operating performance. In some cases, you can identify forward-looking statements because they contain words such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans or intentions. Forward-looking statements contained in this Annual Report on Form 10-K include, but are not limited to, statements about:

•	our and our collaboration partners’ ability to enroll patients in our clinical studies at the pace that we project;

•	our expectations regarding the timing and the success of the design of the clinical trials and planned clinical trials of PF708, PF582 and our other product candidates, and reporting results from same;

•	whether the results of our and our potential collaboration partners’ trials will be sufficient to support domestic or global regulatory approvals for PF708 and PF582;

•	our and our collaboration partners’ ability to obtain and maintain regulatory approval of PF708, PF582 or our future product candidates, and the timing of such regulatory approvals;

•	our reliance on third parties to conduct clinical studies;

•	our reliance on third-party contract manufacturers to manufacture and supply our product candidates for us;

•	the benefits of the use of PF708, PF582 or any of our other product candidates;

•	the rate and degree of market acceptance of PF708 and PF582 or any of our other product candidates;

•	regulatory developments in the United States and foreign countries;

•	our expectations regarding government and third-party payor coverage and reimbursement;

•	our ability to manufacture PF708, PF582 and our other product candidates in conformity with regulatory requirements and to scale up manufacturing of PF708, PF582 and our other product candidates to commercial scale;

•	our ability to successfully build a specialty sales force, or collaborate with third-party distributors, to commercialize our product candidates;

•	our ability to compete with companies currently producing the reference products, including Forteo and Lucentis;

•	our reliance on our collaboration partners’ performance over which we do not have control;

•	our ability to retain and recruit key personnel, including development of a sales and marketing function;

•	our ability to obtain and maintain intellectual property protection for PF708, PF582 or any future product candidates;

-ii-

•	our estimates of our expenses, ongoing losses, future revenue, capital requirements and our needs for or ability to obtain additional financing;

•	the sufficiency of our cash and cash equivalents and cash generated from operations to meet our working capital and capital expenditure needs;

•	our expectations regarding the market size, size of patient populations, and growth potential for our product candidates, if approved for commercial use;

•	our estimates of the expected patent expiration timelines for Forteo, Lucentis and other branded reference biologics;

•	our expectations regarding the time during which we will be an emerging growth company under the Jumpstart Our Business Startups Act;

•	our ability to develop new products and product candidates;

•	our ability to successfully establish and successfully maintain appropriate collaborations and derive significant revenue from those collaborations;

•	our ability to successfully implement our planned remediation efforts with respect to our internal controls over financial reporting;

•	our financial performance; and

•	developments and projections relating to our competitors and our industry.

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

-iii-

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

-iv-

PART I

Item 1.	Business

Overview

We are a clinical-stage biotechnology company engaged in the development of biosimilar and therapeutic equivalent products and other high-value and difficult-to-manufacture proteins. We leverage our protein production platform, Pfēnex Expression Technology®, to produce complex proteins with higher accuracy and greater degree of protein purity, as well as speed and cost advantages. We use this technology to produce biosimilar candidates, therapeutic equivalent product candidates, as well as vaccine candidates. It is our goal to leverage our patented technology and our team’s expertise in bioanalytical characterization to become a leading protein therapeutics company.

We are currently focused on several product candidates, however our two lead candidates are PF708, a therapeutic equivalent candidate to Forteo®, and PF582, a biosimilar candidate to Lucentis®.

Product Candidates

The following table summarizes certain information about our lead product candidates:

Product Candidate	Branded Reference Drug	Collaboration Partner	Indication
Biosimilars and Therapeutic Equivalents
PF708 – Teriparatide	Forteo	Wholly-Owned	Osteoporosis
PF582 – Ranibizumab	Lucentis	Wholly-Owned	Macular edema or choroidal neovascularization conditions
Novel Vaccines
Px563L – rPA based anthrax vaccine	N/A	U.S. Government Funded	Anthrax post-exposure prophylaxis

PF708 – Forteo

PF708 is a product candidate that is being developed as a therapeutic equivalent to Forteo (teriparatide), marketed by Eli Lilly for the treatment of osteoporosis patients at high risk of fracture. Forteo achieved approximately $1.4 billion in global product sales in 2015. The PF708 bioequivalence study, conducted in 70 healthy subjects, was completed in the second quarter of 2016 and met its primary objectives. The 90% confidence intervals of the area-under-the-curve (AUC) and maximum concentration (Cmax) geometric mean ratios of PF708 versus Forteo were within the 80-125% range required for concluding bioequivalence. We initiated an immunogenicity/pharmacokinetics clinical study in osteoporosis patients in the fourth quarter of 2016. We believe that this study, along with the positive bioequivalence study, should satisfy the filing requirements for PF708 through the 505(b)(2) regulatory pathway. The interim pharmacokinetic data from this study is expected in the second half of 2017 and the immunogenicity data is expected in the first half of 2018. We believe that the clinical program in the United States may be leveraged for regulatory filings in other geographies, such as the European Union.

PF582 – Ranibizumab

PF582 is a biosimilar product candidate to Lucentis (ranibizumab), indicated for the treatment of visual impairment due to neovascular, or wet, age-related macular degeneration (AMD), macular edema following retinal vein occlusion, choroidal neovascularization secondary to pathologic myopia, diabetic macular edema and diabetic retinopathy in patients with diabetic macular edema.

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

In the third quarter of 2016, we announced top-line results from the Phase 1/2 trial, which showed that PF582 was pharmacologically active and with a safety profile that was consistent with that of Lucentis. We enrolled a total of 25 VEGF-inhibitor naïve patients with neovascular AMD in the PF582 Phase 1/2 trial (13 received PF582, including one sentinel patient who received open label PF582, 12 received Lucentis). All patients received three monthly intravitreal injections. The primary endpoint of the study was safety and tolerability of PF582 compared to that of Lucentis. There were no clinically meaningful differences in adverse event profiles or intra-ocular pressure between PF582 and Lucentis. The efficacy and pharmacodynamic results indicated that there were no clinically meaningful differences in best corrected visual acuity or decreases in central retinal thickness between PF582 and Lucentis at any of the timepoints.

Vaccine Programs

Our Pfēnex Expression Technology® is also well suited for vaccine development. We are developing Px563L, a novel anthrax vaccine candidate, in response to the United States government’s unmet demand for increased quantity, stability and dose sparing regimens of anthrax vaccine. We initiated a randomized, placebo-controlled Phase 1a trial in healthy subjects in the second half of 2015 to investigate the safety and immunogenicity of Px563L, and we announced the interim analysis results in the second half of 2016. Findings indicated that the vaccine was well-tolerated, with the potential to afford immunogenicity protection against anthrax infection after only two injections (vs. three for the currently licensed anthrax vaccine product).

The development of Px563L is funded by the U.S. Department of Health and Human Services, through the Biomedical Advanced Research and Development Authority, or BARDA, in accordance with a cost plus fixed fee advanced development contract valued at up to approximately $143.5 million. In addition to the base period, BARDA has now exercised additional phases of the development contract effective January 2017, allowing for the continuing development of Px563L. The phase 2 study could initiate in 2018, provided the program continues to successfully advance with the support of BARDA.

The development of Px533, a prophylactic vaccine candidate against malaria infection, has been funded by Leidos, Inc., or Leidos, formerly Science Applications International Corporation, or SAIC, through its Malaria Vaccine Production and Support Services contract with the National Institute of Allergy and Infectious Diseases, or NIAID. Clinical trials for Px533 are controlled by NIAID.

Biosimilars Market Opportunity

A biosimilar is a biologic product that has been demonstrated to be highly similar to a biologic product that is already licensed, also known as a reference product. By definition, a biosimilar expresses no clinically meaningful differences when compared to a reference product in terms of safety, purity, and potency. In the next several years, a large number of blockbuster products are expected to lose patent protection, opening up the market for biosimilars.

It is our belief that this emerging biosimilar market will be significant as several biologic products reach patent expiry. According to IMS Health, by 2020, eight biologic products are expected to lose patent protection in the EU5 (France, Germany, Italy, Spain and the UK) and the US. Additionally, the abbreviated biosimilar regulatory pathways established via legislation such as the Patient Protection and Affordable Care Act (ACA), coupled with an increasing mandate for lower drug costs by governments and private payers, has positively positioned the biosimilars market for rapid expansion.

It has been reported that the global biosimilars market is expected to reach $10.9 billion by 2021 from $3.4 billion in 2016, at a compound annual growth rate of 26% from 2016 to 2020. We expect the biologics market to shift toward biosimilars over the coming years, much like generic small molecule drugs, which currently accounts for an estimated 89% of the dispensed prescription small molecule drug market in the United States.

Our Strategy

Our strategy is to utilize our Pfēnex Expression Technology® and our expertise in bioanalytical characterization and product development to become a leading protein therapeutics company focused on developing our own product candidates.

Our product candidate selection strategy focuses on products with large addressable markets, which are expected to be free of intellectual property barriers in major markets over our projected approval timelines, and for which our Pfēnex Expression Technology ® enables efficient and large-scale manufacture of high-value and difficult-to-manufacture proteins. Our pipeline of product candidates and preclinical products under development includes wholly-owned programs, programs that are being developed in a joint venture with Strides Arcolab Limited (Strides Arcolab), and certain other products that are being developed in collaboration with Jazz Pharmaceuticals Ireland Limited (Jazz). In addition, we are also developing proprietary vaccine candidates that are being funded by the Department of Health and Human Services and the National Institutes of Health (NIH) within the United States government.

The key elements to implement our strategy include the following:

•	Develop and obtain regulatory approval of PF708 and maximize its commercial potential. We are actively completing the necessary items that we believe will satisfy the filing requirements for the 505(b)(2) regulatory pathway in the United States to enable timeline regulatory approval as intellectual property protection and regulatory exclusivity for Forteo expire. In the fourth quarter of 2016, we initiated an immunogenicity/pharmacokinetics study in osteoporosis patients to compare the effects of PF708 and Forteo. The interim pharmacokinetic data from this study is expected in the second half of 2017 and the immunogenicity data is expected in the first half of 2018. We anticipate the results of this study will fulfill necessary filing requirements.

•	Develop and obtain regulatory approval of PF582 and maximize its commercial potential. Following the termination of our collaboration with Hospira, Inc., a subsidiary of Pfizer Inc. (together, with Hospira, “Pfizer”), we are assessing the optimal development and commercialization strategy for PF582 to enable timely regulatory approval following the expected expiration of intellectual property protection and regulatory exclusivity for Lucentis.

•	Develop vaccine programs primarily with non-dilutive government funding and other third-party grants. Using our Pfēnex Expression Technology®, we are developing Px563L as a next generation anthrax vaccine candidate that we believe will address the limitations of the existing approved product including compliance, cost and potential fulfillment of the Strategic National Stockpile. We reported interim results of an ongoing Phase 1a trial in the second half of 2016 and anticipate its completion in the first half of 2017. The development of Px563L is funded through BARDA under a cost plus fixed fee advanced development contract valued at up to approximately $143.5 million. NIAID continues to evaluate our vaccine candidate, Px533, against malaria infection. Clinical development of Px533 is controlled and funded by NIAID.

•

Continue to develop our pipeline of product candidates. We intend to continue developing a pipeline of additional biosimilar candidates, including PF529, a biosimilar candidate to Neulasta® and PF688, a biosimilar candidate to Cimzia®. We have also developed PF530, a biosimilar candidate to Betaseron. We continue to evaluate new product candidates to add to our pipeline.

Biosimilars Background

The Biologics Price Competition and Innovation Act, or BPCIA, was enacted in 2010, creating an abbreviated approval pathway for biosimilar products, referred to as the “351(k) pathway”. We believe the FDA’s guidance to date provides the necessary clarity regarding approval requirements under the 351(k) pathway to permit the development of our biosimilar product candidates and the ultimate submission of applications for marketing approval for these product candidates. The first biosimilar in the United States, Zarxio® (filgrastim-sndz), was approved by the FDA in 2015.

Biosimilars Development and Challenges

Product development progresses differently with biosimilars than with innovative biologic candidates. This is a result of abbreviated development requirements for the approval of biosimilars as compared to innovative biologic products. Because a biosimilar product may reference existing information regarding the safety, purity and potency of a previously approved biologic product, a biosimilar product application emphasizes analytical characterization to demonstrate similarity between the biosimilar and the reference product, which regulators have already found to be safe and effective.

The development of proteins, such as biosimilars, requires several competencies which represent both challenges and barriers to entry. Due to their inherent complexity, proteins require the use of living organisms to efficiently produce them at large scale. Traditional techniques for protein production employ a trial and error approach to production organism, or production strain, selection and process optimization, which is inherently inefficient and typically produces suboptimal results. This historically inefficient process provides barriers to create or replicate complex proteins, adds significant time to market and results in the high cost of goods typical of biologic therapeutics. Together, these limitations pose significant hurdles for companies interested in entering the market with biosimilar and therapeutic equivalents to branded products.

Our Approach

Our patented protein production platform, Pfēnex Expression Technology®, allows us to address hurdles to development and enable our product candidates. We believe our technology confers several important competitive advantages compared to traditional techniques for protein production, including the ability to produce complex proteins with higher accuracy and greater degree of protein purity, as well as speed and cost advantages. Our platform utilizes a proprietary high throughput robotically-enabled parallel approach, which allows the construction and testing of thousands of unique protein production variables in parallel, thereby allowing us to produce and characterize complex proteins while reducing the time and cost of development and long-term production.

We have replaced the traditional, trial and error approach to protein production with a simultaneous, parallel processing model that allows the construction and testing of thousands of unique protein production variables in parallel. This technology, which became our Pfēnex Expression Technology® was originated at Mycogen Corporation and further developed at The Dow Chemical Company , collectively, over a period of 20 years, and was assigned to us in the 2009 spinout to form the technology basis of our company. We have continued to improve the technology for the specific use in biopharmaceuticals development and manufacturing. We believe our platform delivers a significant competitive advantage for protein production, including higher accuracy, greater degree of protein purity, speed and lower costs.

Pfēnex Expression Technology®

Protein Production Overview

Protein production is a fundamental activity necessary for biological drug development and manufacturing. The most common method of manufacturing therapeutic proteins involves the use of engineered microorganisms. Proteins produced using these organisms are referred to as recombinant proteins. Recombinant proteins are produced by inserting DNA, or a gene, that codes for the protein, into a cell which then acts as a protein production factory. Typically, this is accomplished by inserting DNA into an expression vector, which contains genetic control elements that can be used to turn the gene on and off.

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

Our Pfēnex Expression Technology® platform consists of three primary elements that, when combined, deliver a significant competitive advantage for protein production that differentiates us in the biopharmaceutical industry.

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

Reagent Proteins

Utilizing our Pfēnex Expression Technology®, we supply preclinical and cGMP-grade CRM197 to the biopharmaceutical and vaccine development community. We currently have supply agreements for the supply of cGMP CRM197.

Our Product Candidates

The development of our own portfolio of product candidates has been enabled by our successful history of meeting analytically rigorous client specifications of protein quality, yield and potency using our Pfēnex Expression Technology®. Our pipeline includes product candidates and preclinical products under development in various stages of development. Details of our pipeline are included below.

Therapeutic Equivalent, Biosimilar and Next Generation Candidates

PF708 – Teriparatide

One of our lead product candidates, PF708, is a peptide product candidate that is being developed as a therapeutic equivalent to the reference listed drug Forteo, an injectable prescription medicine marketed by Eli Lilly for the treatment of osteoporosis patients at high risk of fractures. Teriparatide is a shortened version of the naturally occurring parathyroid hormone (amino acids 1-34) that promotes bone growth. To date, we have demonstrated production of teriparatide in quantities that we believe predict a competitive cost of goods. Despite Forteo’s status as a biologic peptide currently manufactured in E. coli, due to its size (less than or equal to 40 amino acids), it is considered a small molecule. As a result, we are developing PF708 pursuant to the Section 505(b)(2) regulatory pathway in the United States.

Market Overview

The global osteoporosis market represents a significant opportunity, with product sales that are estimated to grow to approximately $5.2 billion in the United States, Japan and the five major European Markets in 2021. Treatment with teriparatide is the only treatment approach that promotes bone growth currently available for the treatment of osteoporosis. According to the National Institutes of Health (NIH), it is estimated that approximately 44 million Americans either have osteoporosis or are at increased risk due to low bone mass (osteopenia). Forteo (marketed as Forsteo in Europe) is the only product currently approved that builds bone primarily by increasing the activity of osteoblasts (cells that deposit bone). Worldwide sales of Forteo were approximately $1.4 billion in 2015, according to Eli Lilly.

Development

We have performed an extensive bioanalytical comparative analysis of PF708 and Forteo. Based on what we believe to be equivalent results to date, we have not conducted preclinical in vivo studies for safety or efficacy purposes prior to initiating clinical investigation. We have also completed an initial assessment of the PF708 and Forteo injection pens, and we believe that the two injection devices are functionally equivalent. We completed a pharmacokinetic bioequivalence study in healthy subjects in the first half of 2016, and we initiated a comparative immunogenicity/pharmacokinetics study in osteoporosis patients in the fourth quarter of 2016. The interim pharmacokinetic data from this study is expected in the second half of 2017 and the immunogenicity data is expected in the first half of 2018.We anticipate that the study results will support the potential licensure of PF708 under the Section 505(b)(2) regulatory pathway in the United States.

PF582 – Ranibizumab

PF582, our other lead product candidate, is a biosimilar product candidate to Lucentis (ranibizumab), indicated for the treatment of visual impairment due to neovascular, or wet, age-related macular degeneration (AMD), macular edema following retinal vein occlusion, choroidal neovascularization secondary to pathologic myopia, diabetic macular edema and diabetic retinopathy in patients with diabetic macular edema.

Market Overview

Lucentis achieved approximately $3.6 billion in global product sales in 2015. By the second quarter of 2018, markets with 2015 Lucentis sales of approximately $530 million are expected to lose patent protection, and become available to biosimilars. By the second quarter of 2020, markets with an additional $1.8 billion in 2015 Lucentis sales are expected to lose patent protection and become available for biosimilars, and after January 2022 markets with an additional $1.2 billion in 2015 sales are expected to also lose patent protection.

Given the characteristics of the patient populations for each of its approved indications, we believe ranibizumab has attractive long-term growth prospects. In addition, we believe, the market is underpenetrated for the approved indications allowing future growth opportunities particularly for lower cost biosimilars.

•	Wet AMD—Age-related macular degeneration, or AMD, is the leading cause of severe vision loss in people over age 60, and it impacts approximately 30-50 million people worldwide. AMD occurs when the center of the retina, known as the macula, deteriorates. In the United States, approximately 15 million people suffer from AMD. Wet AMD accounts for about 10% of all cases of AMD and about 600,000 new cases of wet AMD are diagnosed each year globally.

•	Diabetic Macular Edema—Diabetic macular edema, or DME, is the leading cause of blindness in young adults in developed countries. The global prevalence of DME is approximately 21 million people. Worldwide, 285 million adults suffer from diabetes, and the number of adults who suffer from diabetes is projected to increase by 69% in developing countries and 20% in developed countries from 2010 to 2030. Approximately 28% of patients with type 2 diabetes and 12% of patients with type 1 diabetes will develop DME.

•	Retinal Vein Occlusion—Retinal vein occlusion, or RVO, is the blockage of the small veins that carry blood away from the retina, potentially causing glaucoma and loss of vision. RVO affects more than one million people in the United States and 16.4 million people globally. In the United States, approximately 193,000 new cases of RVO are diagnosed each year.

•	Myopic Choroidal Neovascularization—Myopic choroidal neovascularization, or mCNV, is a complication of severe near-sightedness that can lead to blindness. In mCNV, new, abnormal blood vessels grow directly into the retina. These vessels may break and leak blood or fluid into the retina, which can cause irreversible central vision loss. mCNV affects approximately 41,000 people in the US, and it most commonly affects people between ages 45 and 64. It is estimated that mCNV exists in 5%-10% of highly myopic patients.

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

In the third quarter of 2016, we announced the results of a randomized Phase 1/2 trial in patients with wet AMD. We believe that positive results from a future global comparative clinical trial should provide sufficient data to seek and secure marketing approval in our target markets.

Px563L

Px563L is a novel anthrax vaccine candidate based on a recombinant modified form (mutant) of the protective antigen from Bacillus anthracis (anthrax). We are developing Px563L in response to the United States government’s unmet demand for increased quantity, stability and dose sparing regimens of anthrax vaccine. We believe that Px563L can address each of these demands. We initiated a randomized, placebo-controlled Phase 1a trial in healthy subjects in the second half of 2015 to investigate the safety and immunogenicity of Px563L, and we announced the interim analysis results in the second half of 2016. Findings indicated that the vaccine was well-tolerated, with the potential to afford immunogenicity protection against anthrax infection after only two injections (vs. three for the currently licensed anthrax vaccine product). The development of Px563L is funded by the U.S. Department of Health and Human Services (HHS) through BARDA under a contract providing up to $143.5 million in funding.

Market Overview

In October 2001, letters contaminated with anthrax spores were delivered to government officials and members of the media in the United States. As a result of these attacks, 22 people became infected with anthrax and five people died. In response to this and other terrorist attacks around the world, the biodefense market has grown dramatically. In December 2016 the Centers for Disease Control (CDC) signed a procurement contract for BioThrax valued at up to $911 million to supply to the Strategic National Stockpile that represents approximately 29.4 million doses through September 2021. The federal government spends billions of dollars in biodefense through HHS, CDC, NIAID and Office of Public Health Preparedness and Response. In 2013, the Pandemic and All-Hazards Preparedness Reauthorization Act, or PAHPRA, which was originally passed in 2006 to improve the United States’ public health and medical preparedness and response capabilities for emergencies, authorized $2.8 billion for the procurement of countermeasures for biological, chemical, radiological and nuclear attacks. If successful with clinical development, we believe we may be able to enter into a procurement relationship with the US federal government to supply a next generation recombinant protective antigen (rPA) based anthrax vaccine to the Strategic National Stockpile.

Development

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

In August 2016, we announced positive immunogenicity and safety data from Day 70 analysis of the Px563L anthrax vaccine study. The randomized, double-blind, placebo-controlled Phase 1a study enrolled three cohorts in a dose-escalating manner (10 mcg, 50 mcg and 80 mcg of antigen). Within each cohort, subjects received Px563L, RPA563 or placebo in an 8:8:2 ratio. Subjects were administered two doses of vaccine or placebo 28 days apart. Interim results indicated that the vaccine was well-tolerated, with the potential to afford immunogenicity protection against anthrax infection after only two injections (vs. three for the currently licensed anthrax vaccine product). Immunogenicity was assessed by toxin-neutralizing antibody (TNA) expressed as 50% neutralizing factor (NF50), with a threshold value ≥0.56 correlating with significant survival in animal models of anthrax infection. On Day 70, 100% of Px563L subjects at the 10 mcg and 80 mcg dose levels achieved a TNA NF50 ≥0.56, and 87.5% at the 50 mcg dose level achieved the target threshold. An additional success criterion for assessing anthrax vaccine immunogenicity is for the lower confidence limit (LCL), or the lower bound of 95% confidence interval, of the percentage of subjects who met or exceeded the TNA NF50 threshold of 0.56, to be greater than or equal to 40%. On Day 70, all doses of Px563L exceeded this threshold, which was established by the currently licensed anthrax vaccine for the indication of post-exposure prophylaxis.

In addition, we have developed a production process for the large scale manufacturing of bulk mrPA. We announced positive interim results from a Phase 1a study in healthy subjects in the second half of 2016, and we anticipate study completion in the first half of 2017.

Additional Products Under Development

Given the Jazz collaboration and our recent pipeline review, we have decided to advance the hematology assets that are part of the Jazz collaboration ahead of the PF530 biosimilar Betaseron opportunity. The expenses associated with PF530 will be reduced as part of the portfolio re-alignment. We completed a Phase 1 trial of PF530, a biosimilar candidate to Betaseron, in 2015 which enrolled 12 healthy subjects. Based on the analysis of the trial PK and PD parameters, no meaningful differences between PF530 compared to the reference compound were observed. Potential strategic opportunities for the PF530 program will be explored, given the successful advancement of PF530 and the positive regulatory feedback.

We also have a number of preclinical products under development. We are currently in process development for PF529, a peg-filgrastim biosimilar candidate to Neulasta, as well as for PF690 pegaspargase, a biosimilar candidate to the reference product Oncaspar. Regulatory feedback for PF529 was received in 2016 and supported the feasibility of development under the 351(k) biosimilar pathway. We continue to evaluate the potential resource requirements and timeline for development. Additional products in process development include PF444-human growth hormone, and PF688-certolizumab-pegol, which are being developed as biosimilars of Genotropin, and Cimzia, respectively.

Collaborations, Joint Development, and Licenses

Jazz Pharmaceuticals

In July 2016, we entered into a development and license agreement, or the Jazz Agreement, with Jazz Pharmaceuticals Ireland Limited, or Jazz, for the development and commercialization of multiple early stage hematology product candidates. The agreement also includes an option for Jazz to negotiate a license for a recombinant pegaspargase product candidate with us. Under the Jazz Agreement, we received an upfront and option payment totaling $15 million in July 2016 and may be eligible to receive additional payments of up to $166 million based on achievement of certain research and development, regulatory and sales related milestones, including up to approximately $41 million for certain non-sales-related milestones. The total milestones are categorized as follows: $7 million are based on achievement of certain research and development milestones; $34 million for certain regulatory milestones; and $125 million for sales-related milestones. For the non-sales-related milestones, we conducted an evaluation of whether they will be recorded using the milestone method and as a result of this evaluation, we estimate approximately $7 million of these non-sales-related milestones are deemed to be substantive. We may also be eligible to receive tiered royalties on worldwide sales of any products resulting from the collaboration. We and Jazz will both be contributing to the development efforts. Unless terminated earlier, the Jazz Agreement will continue on a product-by-product basis for as long as Jazz is commercializing or having commercialized the products under the Jazz Agreement.

Pfizer

In February 2015, we entered into a development and license agreement with Pfizer for the development and commercialization of PF582. Under the terms of the development and license agreement, in March of 2015 we received a non-refundable license payment of $51 million on receipt of antitrust approval. We regained the full rights to PF582 following Pfizer’s strategic review of the current therapeutic focus of its biosimilar pipeline. To that effect, in August 2016, we entered into a termination agreement, pursuant to which the development and license agreement was terminated and all rights to PF582 were returned to us.

Strides Arcolab

In December 2012, we entered into a Joint Development & License Agreement, or JDLA, with Strides Arcolab, to develop biosimilar products according to development plans to be mutually agreed upon by us and Strides Arcolab. Under such development plans, we will generally be responsible for establishing and characterizing a research cell bank of the protein production strain and developing a manufacturing process and analytical methods, while Strides Arcolab will generally be responsible for developing master and working cell banks for the applicable protein production strain, developing a formulation for the applicable biosimilar product, manufacturing the biosimilar for Phase 1 trials, conducting preclinical and Phase 1 trials and managing regulatory matters. Each of Strides Arcolab and us will bear our own costs for the aforementioned development activities. Each of Strides Arcolab and us must use commercially reasonable efforts to accomplish the objectives set forth in the development plan for each biosimilar product and certain milestones set forth in the JDLA. Except pursuant to the JDLA during its term, neither we nor Strides Arcolab may develop, manufacture, supply or commercialize any product that is being or has been developed under the agreement or assist any third party to do the same.

In March 2013, we entered into a joint venture agreement, or JVA, with Strides Arcolab to form a joint venture company, or JV, to develop and commercialize biosimilar products developed under the JDLA that have completed Phase 1 trials. Under the terms of the JVA, when formed, we will own a 49% equity interest in the JV, while Strides Arcolab will own a 51% equity interest in the JV. Both we and Strides Arcolab will have equal board representation and equal voting rights.

In February 2015, we notified Strides Arcolab that we were removing PF530 Interferon beta-1b, PF726 PEGylated Interferon beta-1b and PF529 PEGylated filgrastim from the JDLA. We intend to independently advance these candidates as wholly owned products.

Currently there are two biosimilar candidates for development under the JDLA and potential further development and commercialization by the JV:

•	PEGylated interferon alpha-2a (a biosimilar candidate to Roche’s Pegasys); and

•	Human growth hormone (a biosimilar candidate to Pfizer’s Genotropin).

After transfer of a biosimilar product to Strides Arcolab, Strides Arcolab will be responsible for manufacturing such biosimilar product, preparing and filing all regulatory filings and conducting the Phase 1 study. Upon successful completion of the first Phase 1 trial for each biosimilar candidate, the product will transfer to the JV and the JV will be responsible for all regulatory filings and approvals, clinical trials, commercialization strategies and distribution of the applicable biosimilar product upon approvals. Also transferred to the JV are all associated data, rights and assets, including any inventions developed by us or Strides Arcolab under the JDLA and all intellectual property rights therein. The JDLA will continue on a biosimilar product-by-biosimilar product basis until successful completion of the first Phase 1 trial for such biosimilar product. Either we or Strides Arcolab may terminate the JDLA in its entirety for the other party’s insolvency, or in its entirety or with respect to the applicable biosimilar product for the other party’s material breach of the JDLA. In addition, if the JVA is terminated in its entirety, the JDLA will automatically terminate.

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

The Dow Chemical Company

On November 30, 2009, we entered into a series of agreements with Dow Global Technologies LLC and/or The Dow Chemical Company, or collectively, Dow, including a technology assignment agreement, a technology licensing agreement, and a grant-back and technology license agreement. Under the technology assignment agreement, Dow assigned to us certain patents, know-how and trademarks relating to our Pfēnex Expression Technology®. Under the technology licensing agreement, Dow granted us exclusive licenses to exploit certain patents relating to RNA viruses and oral immunization methods (each of which were subsequently terminated), and certain amended recombinant cells, and a non-exclusive license to exploit certain patents relating to production and isolation techniques for peptides and proteins made using our Pfēnex Expression Technology®. Under the grant-back and technology license agreement, we granted to Dow exclusive and non-exclusive licenses under certain patents and know-how relating to our Pfēnex Expression Technology® to use certain biological materials to make, use and commercialize products in certain fields of use that do not include human therapeutics.

The U.S. Department of Health and Human Services

In July 2010, we entered into a contract with BARDA, a division of the Office of the Assistant Secretary for Preparedness and Response in the U.S. Department of Health and Human Services, to develop a production strain and process for the production of bulk recombinant Protective Antigen, or rPA, from anthrax. Under the contract, we agreed to provide protein production and process development services to BARDA. The contract was amended several times to advance development of the product, and BARDA exercised options to provide additional funding and extend the term of the contract. In December 2014, we filed the investigational new drug, or IND, application for Px563L. BARDA extended the contract in December 2014 and provided additional funding, increasing the total contract to $25.2 million. A total of $24.8 million had been recognized as revenue under the development contract, which was completed in August 2015.

In August 2015, we entered into a five-year, cost plus fixed fee contract valued at up to $143.5 million with BARDA for the advanced development of Px563L, which is a mutant recombinant protective antigen anthrax vaccine. The contract consists of a 30-month base period with total funding up to $15.9 million that will fund activities related to cGMP manufacturing of drug product and a Phase 1a clinical study. In addition to the base period, there are eight option periods, with potential additional funding of up to $127.6 million that will fund activities including completion of a Phase 1b clinical study, a Phase 2 clinical study and non-clinical efficacy studies, as well as manufacturing technology transfer and optimization, process and analytical method validation and consistency lot manufacture. In addition to the base period, BARDA has exercised additional phases of the development contract effective January 2017, allowing for the continuing development of Px563L. The phase 2 study could initiate in 2018, provided the program continues to successfully advance with the support of BARDA. We believe the successful completion of the activities under this contract could lead to a procurement contract for supply of Px563L to the Strategic National Stockpile.

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

The National Institute of Allergy and Infectious Diseases (NIAID)

In September 2012, we entered into a contract with NIAID for the development of a next generation anthrax vaccine. Under the contract, which was amended in April 2013 and November 2013, we have agreed to provide services to NIAID for approximately 25 months under a cost plus fixed fee contract with a total value of approximately $2.2 million. In addition to the base period, NIAID has 13 options to extend the term of the contract, with payments totaling approximately $22.9 million. NIAID exercised an option effective January 2015 and another effective May 2016.

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

Customers

As of December 31, 2016, we had generated only limited revenue from government contracts, service agreements, collaboration agreements, and reagent protein product sales. Our total revenue was $60.2 million, $9.6 million and $10.6 million in 2016, 2015 and 2014, respectively. In 2016, a significant portion of our revenue was derived from recognizing $45.8 million in revenue upon termination of the Pfizer agreement in August 2016, in addition to revenue derived from development and license agreements. In 2015 and 2014, a significant portion of our revenue was derived from developing proprietary vaccine candidates for government agencies.

For the year ended December 31, 2016, Pfizer accounted for more than 10% of our revenue. For the year ended December 31, 2015, BARDA and Pfizer each accounted for more than 10% of our revenue. For the year ended December 31, 2014, BARDA, NIAID and Boehringer Ingelheim International GmbH each accounted for more than 10% of our revenue.

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

Additionally, new government regulations may be established that could delay or prevent regulatory approval of our products under development.

United States Government Regulation

In the United States, section 351(i)(1) of the Public Health Service Act, or PHSA, defines a biological product (biologic) as a:

•	“virus, therapeutic serum, toxin, antitoxin, vaccine, blood, blood component or derivative, allergenic product, protein (except any chemically synthesized polypeptide), or analogous product, … applicable to the prevention, treatment, or cure of a disease or condition of human beings.”

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

The testing and approval process requires substantial time, effort and financial resources, and each may take several years to complete. The FDA may not grant approval on a timely basis, or at all, and we and our partners may encounter difficulties or unanticipated costs in our efforts to secure necessary governmental approvals, which could delay or preclude us from marketing our products. After the FDA evaluates a BLA or NDA and conducts inspections of manufacturing facilities where the investigational product and/or its drug substance will be produced, the FDA may issue an approval letter or a Complete Response Letter. An approval letter authorizes commercial marketing of the product with specific prescribing information for specific indications. A Complete Response Letter indicates that the review cycle of the application is complete and the application is not ready for approval. A Complete Response Letter may require additional clinical data and/or an additional pivotal Phase 3 trial or trials, and/or other significant, expensive and time-consuming requirements related to clinical trials, preclinical trials or manufacturing. Even if such additional information is submitted, the FDA may ultimately decide that the BLA or NDA does not satisfy the criteria for approval. The FDA may also approve the BLA or NDA with a Risk Evaluation and Mitigation Strategy, or REMS, plan to mitigate risks, which could include medication guides, physician communication plans, or elements to assure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. The FDA also may condition approval on, among other things, changes to proposed labeling, development of adequate controls and specifications, or a commitment to conduct one or more post-market studies or clinical trials. Such post-market testing may include Phase 4 trials and surveillance to further assess and monitor the product’s safety and effectiveness after commercialization. New government requirements, including those resulting from new legislation, may be established, or the FDA’s policies may change, which could delay or prevent regulatory approval of our products under development.

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

The timing of final FDA approval of a biosimilar for commercial distribution depends on a variety of factors, including whether the manufacturer of the branded product is entitled to one or more statutory exclusivity periods, during which time the FDA is prohibited from approving any products that are biosimilar to the branded product. The FDA cannot approve a biosimilar application for twelve years from the date of first licensure of the reference product. Additionally, a biosimilar product sponsor may not submit an application under the 351(k) pathway for four years from the date of first licensure of the reference product. A reference product may also be entitled to exclusivity under other statutory provisions. For example, a reference product designated for a rare disease or condition (an “orphan drug”) may be entitled to seven years of exclusivity under section 360cc of the FFDCA, in which case no product that is biosimilar to the reference product may be approved until either the end of the twelve-year period provided under §351(k) or the end of the seven-year orphan drug exclusivity period, whichever occurs later. In certain circumstances, a regulatory exclusivity period can extend beyond the life of a patent, and thus block §351(k) applications from being approved on or after the patent expiration date. In addition, the FDA may under certain circumstances extend the exclusivity period for the reference product by an additional six months if the FDA requests, and the manufacturer undertakes, studies on the effect of its product in children, a so-called pediatric extension.

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

For patents that are issued or licensed after the reference product sponsor has identified its initial list, the reference product sponsor may supplement its initial list with the additional patents within thirty days of the new patents’ issuance or licensing. The biosimilar applicant must then respond within thirty days with a statement of the factual and legal basis for its opinion that the patent is invalid, unenforceable, or will not be infringed, or that the applicant does not intend to begin marketing its product prior to the patent’s expiration. However, these patents do not become subject to the additional negotiation and list exchange procedures of the BPCIA, but rather are subject to preliminary injunction (PI) procedures. The BPCIA requires the biosimilar applicant to provide 180 day notice to the reference product sponsor of the applicant’s intent to market the biosimilar product, and the reference product sponsor may then seek a PI on any patents there were included on any of the patent lists initially exchanged between the parties, but excluded from the patent list agreed to during negotiations or from the lists that were exchanged as a result of the parties’ failure to reach an agreement. Both parties must reasonably cooperate to expedite discovery as is needed in connection with the PI motion.

The BPCIA limits both the reference product sponsor and the biosimilar applicant from bringing actions for declaratory judgment (DJ). In particular, if the reference product sponsor has been provided confidential access to the biosimilar application, neither party may bring a DJ action before the reference product sponsor receives the applicant’s 180 day advance notice of commercial marketing. Moreover, DJ actions may only be brought against patents for which a PI motion has been filed. Importantly, if the biosimilar applicant fails to respond to the reference product sponsor as required at the various steps of the BPCIA’s patent dispute resolution framework, the reference product sponsor may bring a DJ action on any patent included on the reference product sponsor’s initial list and its list of newly issued or licensed patents. If the applicant fails to provide access to the confidential information required to be provided at the start of the patent dispute process, the reference product sponsor may bring a DJ action on any patent that claims the biological product or its use.

The FDA has approved four applications submitted under the 351(k) pathway through December 31, 2016: Zarxio (filgrastim-sndz) on March 6, 2015, Inflectra (infliximab-dyyb) on April 5, 2016, Erelzi (etanercept-szzs) on August 30, 2016 and Amjevita (adalimumab-atto) on September 23, 2016. Thus, no typical review period for a biosimilar application has yet been established. However, the FDA aims to review 70%, 80%, 85%, and 90% of original (rather than resubmitted) biosimilar applications within ten months of receipt in fiscal years 2014, 2015, 2016, and 2017 respectively. The FDA did complete review of the Zarxio application within 10 months of a BLA filing (May 8, 2014). While it may be possible for a biosimilar applicant and reference product sponsor to settle any patent disputes prior to approval, patent litigation may delay the ability of a biosimilar applicant to sell commercial product in the United States, as was the case with Zarxio, which was launched in September 2015.

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

Additionally, a 505(b)(2) application also will not be approved until any applicable non-patent exclusivity listed in the Orange Book for the NDA branded reference drug has expired as described in further detail below. Market and data exclusivity provisions under the FFDCA can delay the submission or the approval of certain applications for competing products. In addition to patent exclusivity, the holder of the NDA for a reference listed drug may be entitled to a period of non-patent exclusivity, during which the FDA cannot approve another drug application that relies on the listed drug. For example, a pharmaceutical manufacturer may obtain five years of non-patent exclusivity upon NDA approval of a new chemical entity, or NCE, which is a drug that contains an active moiety that has not been approved by the FDA in any other NDA. An “active moiety” is defined as the molecule or ion responsible for the drug substance’s physiological or pharmacologic action. During the five-year exclusivity period, the FDA cannot accept for filing any application for the same active moiety and that relies on the FDA’s findings regarding that drug; the FDA may accept an application for filing after four years if the follow-on applicant makes a Paragraph IV Certification. A drug may obtain a three-year period of exclusivity for a particular condition of approval, or change to a marketed product, such as a new formulation for a previously approved product, if one or more new clinical trials, other than bioavailability or bioequivalence studies, was essential to the approval of the application and was conducted or sponsored by the applicant. Should this occur, the FDA would be precluded from approving any ANDA that references such product until after that three-year exclusivity period has run. However, unlike NCE exclusivity, the FDA can accept an application and begin the review process during the entire exclusivity period.

Patent Term Restoration

Depending upon the timing, duration, and specifics of the FDA approval of the use of our product candidates, some of our U.S. patents may be eligible for limited patent term extension under the Drug Price Competition and Patent Term Restoration Act of 1984, commonly referred to as the Hatch-Waxman Amendments. The Hatch-Waxman Amendments permit a patent restoration term of up to five years as compensation for patent term lost during product development and the FDA regulatory review process. However, patent term restoration cannot extend the remaining term of a patent beyond a total of 14 years from the product’s approval date. The patent term restoration period is generally half the time between the effective date of an IND and the submission date of an NDA or BLA, plus the time between the submission date and the approval of that application. Only one patent applicable to an approved product is eligible for the extension and the application for the extension must be submitted prior to the expiration of the patent. The U.S. Patent and Trademark Office, in consultation with the FDA, reviews and approves the application for any patent term extension or restoration. In the future, we may apply for restoration of patent term for one of our currently owned or licensed patents to add patent life beyond its current expiration date, depending on the expected length of the clinical studies and other factors involved in the filing of the relevant NDA or BLA.

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

The United States government, state legislatures and foreign governments have shown significant interest in implementing cost containment programs to limit the growth of government-paid health care costs, including price controls, restrictions on reimbursement and requirements for substitution of therapeutic equivalent products for branded prescription drugs. By way of example, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, collectively, Affordable Care Act, contains provisions that may reduce the profitability of drug products, including, for example, increased the minimum rebates owed by manufacturers under the Medicaid Drug Rebate Program, extended the rebate program to individuals enrolled in Medicaid managed care plans, addressed a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected, established mandatory discounts for certain Medicare Part D beneficiaries and annual fees based on pharmaceutical companies’ share of sales to federal health care programs. Furthermore, the current presidential administration and Congress are also expected to attempt broad sweeping changes to the current health care laws. We face uncertainties that might result from modification or repeal of any of the provisions of the Affordable Care Act, including as a result of current and future executive orders and legislative actions. The impact of those changes on us and potential effect on biosimilar manufacturers as a whole is currently unknown. But, any changes to the Affordable Care Act are likely to have an impact on our results of operations, and may have a material adverse effect on our results of operations. We cannot predict what other healthcare programs and regulations will ultimately be implemented at the federal or state level or the effect of any future legislation or regulations in the United States may have on our business.

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

Competition

The development and commercialization of protein therapeutics is highly competitive. While we believe that our Pfēnex Expression Technology®, knowledge, experience and scientific resources provide us with competitive advantages, we face potential competition from many different sources, including major pharmaceutical, generic pharmaceutical, specialty pharmaceutical and biotechnology companies. In the event that we and our collaboration partners were to market and sell any of our biopharmaceutical products, we would face competition from the companies producing branded reference drugs, as well as any other firms developing the biosimilars that would compete with the product candidates in our pipeline and other novel products with similar indications. For example, PF582 may compete with products by Roche, as the reference product sponsor, Sandoz International GmbH, or Sandoz, a subsidiary of Novartis AG, Formycon AG, and bioeq GmbH as biosimilar companies and Ophthotech Corporation as a developer of novel products. Additionally, PF582 and Lucentis compete with globally marketed products including Eylea and Avastin (off label). Similarly, PF708, our teriparatide 505(b)(2) candidate, may face competition from the reference product sponsor, Eli Lilly, or other competition from companies like Teva and Gedeon Richter Plc., and from Amgen Inc. and Radius Health, Inc. as developers of novel products. Key competitive factors affecting the success of our lead product candidates, if approved, are likely to be price, the level of biosimilar, therapeutic equivalent and novel product competition and the availability of coverage and reimbursement from government and other third-party payors.

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

In light of our stage of development, we have not yet established commercial organization or distribution capabilities. Except for our agreements with Jazz and Strides Arcolab with respect to certain product candidates, we generally expect to retain commercial rights for our product candidates. In particular, we intend to use an internal sales force to commercialize products for which we may receive marketing approvals in territories in which we believe it is possible to access the market through a focused, specialty sales force.

Upon marketing approval, Jazz, our collaboration partner, will assume responsibility for the manufacturing and commercialization of certain hematology products globally. For products being developed as part of our joint venture with Strides Arcolab, we have joint responsibility for worldwide commercialization. Given the initial emerging markets focus for those products, we generally expect to jointly seek collaboration, distribution and/or marketing arrangements with third parties.

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

We are the owner or licensee of a portfolio of patents and patent applications and possess substantial know-how and trade secrets which protect various aspects of our business. As of December 31, 2016, we were the sole owner of a patent portfolio that consisted of a total of 18 U.S. issued patents and six U.S. pending patent applications that provide material coverage for our platform technology and our lead product candidates as well as foreign granted and pending patent applications which are counterparts to certain of the foregoing U.S. patents and patent applications. Our U.S. issued patents expire during the time period beginning in 2025 and ending in 2033. Our owned and exclusively licensed patent portfolio includes claims directed to:

•	methods for bacterial protein production and methods for rapid screening of an array of expression systems

•	P. fluorescens promoter sequences and secretion leader sequences

•	auxotrophic marker systems for antibiotic free maintenance of expression plasmids in high cell density cultures,

•	improved incorporation of non-natural amino acids

•	expression of classes of proteins such as cytokines

•	antibody derivatives

•	microbial toxins in P. fluorescens

•	methods and expression strains for production and/or purification of soluble full length human cytokines, Interferon beta and G-CSF

•	vaccine antigens recombinant anthrax protective antigen, microbial toxins and toxoids, and the malarial vaccine candidate antigen P. falciparum circumsporozoite protein (CSP)

•	fusion partners for peptide production

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

Manufacturing

We do not own or operate facilities for cGMP manufacturing of any products. Although we intend to rely on contract manufacturers, we have personnel with experience in the development of United States and European Union cGMP-compliant processes and management of Contract Manufacturing Organizations (“CMOs”), to oversee the technology transfer to the manufacturers of PF708, PF582, Px563L, Px533 and future product candidates that we may develop. Our manufacturing processes employ standard equipment common to CMOs. Our processes also use common and widely available materials, and our well-established manufacturing procedures are robust, scalable, and readily transferable to support our clinical development programs and commercialization of our products. We believe that there are alternate sources of supply that can satisfy our clinical and commercial requirements, although we cannot be certain that identifying and establishing relationships with such sources, if necessary, would not result in significant delay or material additional costs. For a discussion of risks related to our sources and availability of supplies, see “Risk Factors—Risks Relating to our Reliance on Third Parties – We rely on third-party suppliers, and in some instances a single third-party supplier, for the manufacture and supply of certain materials in our protein production services, and these suppliers could cease to manufacture the materials, go out of business or otherwise not perform as anticipated.”

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

PF582. In December 2016, we entered into a contract manufacturing agreement for the cGMP manufacturing of PF582.

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

U.S. Government Contracts

Revenue from U.S. Government contracts varies by year. A portion of our government business is subject to renegotiation of profits or termination of contracts or subcontracts at the election of the U.S. Government. In addition to contract terms, we must comply with procurement laws and regulations relating to the formation, administration, and performance of U.S. Government contracts. Failure to comply with these laws and regulations could lead to the termination of contracts at the election of the government or the suspension or debarment from U.S. Government contracting or subcontracting. U.S. Government revenue as a percentage of our total revenue was approximately 10%, 48% and 74% for fiscal years 2016, 2015 and 2014, respectively. For further discussion of risks related to government contracting, see the discussion in Item 1A, “Risk Factors” in this Form 10-K.

Employees

We believe that our success will depend greatly on our ability to identify, attract and retain capable employees. As of December 31, 2016, we had 63 employees, including a total of 16 employees who hold M.D. and/or Ph.D. degrees. Our employees are not represented by any collective bargaining unit, and we believe our relations with our employees are good.

Backlog

We have no material backlog of orders.

Research and Development

Over the last three fiscal years, we have invested over $54.7 million in principal research and development programs ($32.4 million, $18.2 million and $4.1 million for the years ended December 31, 2016, 2015 and 2014, respectively). Please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report on Form 10-K for additional information related to research and development expenditures.

Geographic Information

During 2016, substantially all of our long-lived assets were located within the United States. With the exception of $0.1 million of long-lived assets held by a third-party vendor in India for manufacturing purposes, during 2015 all of our long-lived assets were located within the United States. During 2014, all of our long-lived assets were located within the United States. Approximately 9% of our revenue for 2016, 12% of our 2015 revenue, and 18% of our 2014 revenue came from international markets. Please see Note 1 to our audited financial statements included in Item 8 of this Annual Report on Form 10-K for additional information related to our U.S. and non-U.S. revenue.

Corporate Information

We were founded in November 2009 as a Delaware corporation spun out of The Dow Chemical Company. Our principal executive offices are located at 10790 Roselle St., San Diego, California 92121 and our telephone number is (858) 352-4400. Our website is www.pfenex.com. We make available on our website, free of charge, our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and any amendments to those reports, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission, or SEC. Our SEC reports can be accessed through the investor relations page of our website located at http://pfenex.investorroom.com. Additionally, a copy of this Annual Report on Form 10-K is located at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. Information on the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330.

We webcast our earnings calls and certain events we participate in or host with members of the investment community on our investor relations page of our website. Corporate governance information, including our board committee charters, code of ethics and conduct, and corporate governance principles, is also available on our investor relations page of our website located at http://pfenex.investorroom.com/corporate-governance. In addition, we use our website (http://www.pfenex.com), our investor relations website (http://pfenex.investorroom.com), press releases, SEC filings, public conference calls, corporate Twitter account (https://twitter.com/pfenex), Facebook page (https://www.facebook.com/Pfenex-Inc-105908276167776/timeline), and LinkedIn page (https://www.linkedin.com/company/pfenex-inc) in order to achieve broad, non-exclusionary distribution of information to the public. We encourage our investors and others to review the information we make public in these locations as such information could be deemed to be material information. Please note that this list may be updated from time to time.

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

Executive Officers

The following table identifies certain information about our executive officers as of March 2, 2017.

Name	Age	Position
Patrick K. Lucy	49	Interim Chief Executive Officer, President, and Secretary, and Chief Business Officer
Paul A. Wagner	46	Chief Financial Officer
Patricia Lady	58	Chief Accounting Officer
Hubert C. Chen	48	Chief Medical Officer
Henry W. Talbot	65	Vice President, Operations
Steven S. Sandoval	51	Chief Manufacturing Officer

Patrick K. Lucy is currently serving as our Interim Chief Executive Officer, President, and Secretary, and Chief Business Officer. He has served as our Chief Business Officer since 2014 and our Vice President of Business Development and Marketing between 2009 and 2014. Prior to joining us, Mr. Lucy held the position of Director of Business Development at DowPharma, a business within The Dow Chemical Company, a chemicals manufacturer, from 2002 to 2009. From 1999 to 2002, he held the position of Director of Business Development at Collaborative BioAlliance, Inc., a biotechnology company, which was acquired by The Dow Chemical Company. From 1998 to 1999, Mr. Lucy worked as a Validation Manager and Capital Project Manager and from 1996 to 1998, as a Quality Control Biochemistry Supervisor at Lonza Biologics Inc., a chemicals and biotechnology company. From 1991 to 1996, Mr. Lucy held various positions at Repligen Corporation, a life sciences company. Mr. Lucy holds a Bachelor’s degree in Biology from Villanova University.

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

Hubert C. Chen has served as our Chief Medical Officer since November 2014. From July 2012 to October 2014, Dr. Chen served as Vice President, Clinical Development of Aileron Therapeutics, a biopharmaceutical company developing and advancing drugs using novel peptide-stabilizing technologies. From September 2009 to June 2012, Dr. Chen served as Vice President, Translational Medicine of Regulus Therapeutics, a biopharmaceutical company focused on the discovery and development of microRNA therapeutics. From September 2006 to September 2009, Dr. Chen served as Director, Clinical Research and Senior Director, Clinical Research and Corporate Development of Amylin Pharmaceuticals, a biopharmaceutical company engaged in the discovery, development and commercialization of drug candidates for the treatment of diabetes, obesity and other diseases. From March 2004 to September 2006, Dr. Chen served as Associate Director, Medical Sciences of Amgen, Inc., a biopharmaceutical company discovering, developing, and manufacturing of innovative human therapeutics. Additionally, from 2002 to 2012, Dr. Chen served as Assistant Clinical Professor of Medicine and Clinical Instructor of Medicine at the University of California, San Francisco. From 2001 to 2004, Dr. Chen served as a Staff Research Investigator, Staff Scientist, and Research Scientist at the Gladstone Institute of Cardiovascular Disease. Dr. Chen received his medical residency training at Massachusetts General Hospital from 1995 to 1998, his M.D. from Columbia University in 1995 and his B.A.S. in political science and biological sciences from Stanford University in 1991.

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

Steven S. Sandoval Sr. has served as our Chief Manufacturing Officer since September 2016. Prior to joining us, Mr. Sandoval founded and served as the President and Chief Executive Officer of Pharmaceutical Technical Solutions, Inc., a technical consulting firm, from 2010 to September 2016. From 2015 to 2016, Mr. Sandoval held the position of Vice President, Engineering/Facilities of BioSciencesCorp LLC, a pharmaceutical consulting company. Prior to that, Mr. Sandoval held various senior management positions with Maple Leaf Foods Inc., a consumer foods firm, including Commissioning Director from 2010 to 2014 and Engineering Director from 2014 to 2015. From 2008 to 2009, Mr. Sandoval served as Lead Senior Construction Manager for Parsons, Inc., an engineering and construction firm. From 1989 to 2008, Mr. Sandoval held various management positions at Amgen, Inc., a biopharmaceutical company, including Facilities and Engineering Director from 2004 to 2008.

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

With the exception of two years, we have incurred annual net operating losses since inception, and to date have generated only limited revenue from government contracts, service agreements, collaboration agreements, and reagent protein product sales. We have recognized net income of $5.5 million for the year ending December 31, 2016 and net losses of $28.2 million and $9.8 million for the years ending December 31, 2015 and 2014, respectively, and had an accumulated deficit of $136.0 million and net working capital of $69.7 million as of December 31, 2016. To date, we have funded our operations primarily through the sale and issuance of common stock in our public offerings, revenue from our collaboration agreements, government contracts, service agreements, and reagent protein product sales, our prior credit facility and the private placement of equity securities. As a result of the termination of the development and license agreement with Pfizer in August of 2016, we will need to invest or find a collaboration partner to invest significant resources in the further development of PF582. The termination accelerated recognition of $45.8 million of revenue that had been previously deferred. As of December 31, 2016, we had capital resources consisting of cash and cash equivalents of $81.5 million.

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

We will require substantial additional funds to seek and obtain regulatory approval for and commercialize our two most advanced biosimilar and therapeutic equivalent product candidates and our other product candidates and, if additional capital is not available, we may need to limit, scale back or cease our operations.

Since our inception, a significant portion of our resources have been dedicated to the preclinical and clinical development of our two most advanced biosimilar and therapeutic equivalent product candidates, PF708 and PF582. We believe that we will continue to expend substantial resources for the foreseeable future for the preclinical and clinical development of our current product pipeline, and the development of any other indications and product candidates we may choose to pursue, either alone or with our strategic collaboration partners. These expenditures will include costs associated with research and development, conducting preclinical studies and clinical trials, and manufacturing and supply as well as marketing and selling any products approved for sale. In addition, other unanticipated costs may arise. Because the outcome of any clinical trial is highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of PF708, PF582 and our pipeline of other product candidates and preclinical products under development. As a result of the termination of the development and license agreement with Pfizer, management is assessing all opportunities for the continued advancement of PF582, and we may be required to devote additional resources to the development of PF582 or seek a new collaboration partner on short notice, and the terms of any additional collaboration or other arrangements that we establish may not be favorable to us. We may also need to obtain substantial additional sources of funding to develop PF582 as currently contemplated. If such additional funding is not available on favorable terms or at all, we may need to delay or reduce the scope of our PF582 development program, or grant rights in the United States, as well as outside the United States, to PF582 to one or more partners.

We believe that our available cash and cash equivalents, including the proceeds from any revenue from our government contracts, service agreements, collaboration agreements, and reagent protein product sales will allow us to fund our operations for at least the next 12 months. In addition, we may seek additional capital due to favorable market conditions or strategic considerations; even if we believe we have sufficient funds for our current or future operating plans. Our future capital requirements may vary depending on the following:

•	the timing and extent of spending on our research and development efforts, including with respect to PF708, PF582 and our other product candidates;

•	our ability to enter into and maintain collaboration, licensing, commercialization and other arrangements and the terms and timing of such arrangements;

•	the cost of manufacturing and commercialization activities, if any;

•	the receipt of any collaboration or milestone payments;

•	the scope, rate of progress, results and cost of our clinical trials, preclinical testing and other related activities;

•	the emergence of competing technologies or other adverse market developments;

•	the time and costs involved in seeking and obtaining regulatory and marketing approvals in multiple jurisdictions for our product candidates that successfully complete clinical trials;

•	the cost of preparing, filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights;

•	the introduction of new product candidates and the number and characteristics of product candidates that we pursue;

•	the timing, receipt and amount of sales, profit sharing or royalties, if any, from our potential products;

•	if approved, the degree and rate of market acceptance of any products launched by us or our collaboration partners;

•	the expansion of our sales and marketing activities; and

•	the potential acquisition and in-licensing of other technologies, products or assets.

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

We will need to raise additional capital to fund our operations in the near future. If we seek additional funding in the future, additional funds may not be available to us on acceptable terms or at all. We may seek to raise additional funds through equity, equity-linked or debt financings. If we raise additional funds through the incurrence of indebtedness, such indebtedness would have rights that are senior to holders of our equity securities and could contain covenants that restrict our operations. Any additional equity financing may be dilutive to our stockholders. If we are unable to obtain funding on a timely basis, we may be required to significantly curtail the advancement of one or more of our product candidates. We also could be required to seek funds through arrangements with collaboration partners or others that may require us to relinquish rights to some of our technologies or product candidates which we would otherwise pursue on our own.

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

Additionally, further development of PF582 will require significant resources from us or another collaboration partner. We or a new collaboration partner will be responsible for funding any new PF582 development and clinical trial activities undertaken after the termination. Any such further development will require significant resources to develop and commercialize PF582, and such further development may not be possible in the near term without a new collaboration partner. There are no assurances that we will have access to additional capital or find a new collaboration partner or that the terms and timing of any such arrangements would be acceptable to us. As a result, we could experience a significant delay in the PF582 development process. If we determine instead to discontinue the development of PF582, we will not receive any future return on our investment from that product candidate.

Our quarterly operating results may fluctuate significantly.

Our operating results are subject to quarterly fluctuations. Our operating results are affected by numerous factors, including:

•	variations in the level of expenses related to our PF708 and PF582 development programs;

•	addition or termination of clinical trials;

•	any intellectual property infringement lawsuit in which we may become involved;

•	regulatory developments affecting any of our products; and

•	our execution of any service, collaborative, licensing or similar arrangements, and the timing of payments we may make or receive under these arrangements.

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

In addition, our biosimilar and therapeutic equivalent products may face competition from companies that develop and commercialize biosimilars and therapeutic equivalent products that compete directly with our products. See “Risks Related to Government Regulation — If other biosimilars of Lucentis or other therapeutic equivalent products to Forteo are approved and successfully commercialized before PF708 or PF582, our business would suffer.”

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

In addition, if we and our collaboration partners are successful in commercializing PF708 and PF582 or any other product candidates the FDA, European Medicines Agency, or EMA, European Economic Area Competent Authorities, or EEA Competent Authorities, and other foreign regulatory agency regulations require that we timely report certain information about adverse medical events if those products may have caused or contributed to those adverse events. The timing of our obligation to report would be triggered by the date we become aware of the adverse event as well as the nature of the event. We or our collaboration partners may fail to report adverse events we become aware of within the prescribed timeframe. We or our collaboration partners may also fail to appreciate that we or our collaboration partners have become aware of a reportable adverse event, especially if it is not reported to us as an adverse event or if it is an adverse event that is unexpected or removed in time from the use of our products. If we or our collaboration partners fail to comply with our reporting obligations, the FDA, the EMA, EEA Competent Authorities, or other foreign regulatory agencies could take action including criminal prosecution, the imposition of civil monetary penalties, seizure of our products, or delay in approval or clearance of future products.

If we fail to attract and keep senior management and key scientific personnel, we may be unable to successfully develop PF708, PF582 or any future product candidates, conduct our clinical trials and commercialize PF708, PF582 or any future product candidates we develop.

Our success depends in part on our continued ability to attract, retain and motivate highly qualified management, clinical and scientific personnel. We believe that our future success is highly dependent upon the contributions of our senior management, particularly our Interim Chief Executive Officer and Chief Business Officer, Chief Financial Officer, and Chief Medical Officer, as well as our senior scientists and other members of our senior management team. Employment agreements with each of our Chief Executive Officer and Chief Business Officer, Chief Financial Officer, Chief Medical Officer, and other senior executives, as well as our offer letters with our senior scientists, all provide for “at-will” employment. The loss of services of any of these individuals could delay or prevent the successful development of our product pipeline, completion of our planned clinical trials or the commercialization of PF708, PF582 or any future products we develop.

We are currently undertaking a search for a permanent chief executive officer. The transition to a permanent chief executive officer may be disruptive to our business and, during the transition period, there may be uncertainty among investors and others concerning our future direction and performance. It also may be more difficult for us to recruit and retain other personnel until a permanent chief executive officer is identified. The failure to successfully hire a chief executive officer or other executives and key employees, or the loss of any additional executives and key employees, could have a significant impact on our operations.

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

One collaboration partner accounted for more than 10% of our 2016 revenue, two collaboration partners accounted for more than 10% of our 2015 revenue, and three collaboration partners accounted for more than 10%

of our revenue in 2014. Pfizer accounted for more than 10% of our 2016 revenue, and Pfizer and the Biomedical Advanced Research and Development Authority, or BARDA, each accounted for more than 10% of our revenue in 2015. BARDA, the National Institute of Allergy and Infectious Diseases, or NIAID, and Boehringer Ingelheim International GmbH each accounted for more than 10% of our revenue in 2014.

In August 2016, we entered into a termination agreement with Pfizer pursuant to which our development and license agreement was terminated and all rights to PF582 returned to us. The termination accelerated recognition of $45.8 million of revenue that had been previously deferred and we will not recognize any additional future revenue under this agreement. Pfizer will no longer be responsible for manufacturing, clinical studies and commercialization of PF582. We will not receive additional revenue from Pfizer.

The loss of any key collaboration partner or any significant adverse change in the size or terms of a contract with a key collaboration partner, such as the termination of the development and license agreement with Pfizer in August 2016, could significantly reduce our revenue over the short term. Moreover, having our revenue concentrated among a limited number of entities creates a concentration of financial risk for us, and in the event that any significant collaboration partner is unable to fulfill its payment obligations to us, our operating results and cash position would suffer. See “Risks Relating to our Reliance on Third Parties — We are substantially dependent on the expertise of Strides Arcolab and Jazz to develop and commercialize some of our product candidates. If we fail to maintain our current strategic relationship with Strides Arcolab and Jazz, our business, commercialization prospects and financial condition may be materially adversely affected.”

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

As of December 31, 2016, we had 63 full-time employees. Our management and personnel, systems and facilities currently in place may not be adequate to support this future growth. Therefore, we will need to continue to expand our managerial, operational, finance and other resources to manage our operations and clinical trials, continue our development activities and commercialize our product candidates, if approved. In order to effectively execute our growth strategy, we will be required to:

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

Our current contracts with BARDA and NIAID are cost plus fixed fee contracts and potential future contracts with the U.S. government may also be structured this way. Under our cost plus fixed fee contracts, we are allowed to recover our approved costs plus a fixed fee. The total price on a cost plus fixed fee contract is based primarily on allowable costs incurred, but generally is subject to contract funding limitations. U.S. government regulations require us to notify our customer of any cost overruns or underruns on a cost plus contract. If we incur costs in excess of the funding limitation specified in the contract, we may not be able to recover those cost overruns.

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

We face a risk of product liability as a result of the clinical testing of our product candidates and will face an even greater risk if we commercialize any products. For example, we may incur liability if any product we develop allegedly causes injury or is found to be otherwise unsuitable during product testing, manufacturing, marketing or sale. Any such product liability claims may include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product, negligence, strict liability and a breach of warranties. Claims could also be asserted under state consumer protection acts. If we cannot successfully defend ourselves against product liability claims, we may incur substantial liabilities or be required to limit commercialization of our products. Regardless of the merits or eventual outcome, liability claims may result in:

•	decreased demand for PF708, PF582 or any future product candidates or products we develop;

•	injury to our reputation and significant negative media attention;

•	withdrawal of clinical trial participants or cancellation of clinical trials;

•	costs to defend the related litigation;

•	a diversion of management’s time and our resources;

•	substantial monetary awards to trial participants or patients;

•	regulatory investigations, product recalls, withdrawals or labeling, marketing or promotional restrictions;

•	loss of revenue; and

•	the inability to commercialize any products we develop.

Our inability to obtain and maintain sufficient product liability insurance at an acceptable cost and scope of coverage to protect against potential product liability claims could impact the commercialization of PF708, PF582 and any future products we develop. We currently carry product liability insurance covering our clinical trials in the amount of $10.0 million in the aggregate. Although we maintain such insurance, any claim that may be brought against us could result in a court judgment or settlement that is in excess of the limits of our insurance coverage. Our insurance policies also have various exclusions and deductibles, and we may be subject to a product liability claim for which we have no coverage. We will have to pay any amounts awarded by a court or negotiated in a settlement that exceed our coverage limitations or that are not covered by our insurance, and we may not have, or be able to obtain, sufficient capital to pay such amounts. Moreover, in the future, we may not be able to maintain insurance coverage at a reasonable cost or in sufficient amounts to protect us against losses. If and when we obtain approval for marketing PF708, PF582 or any other product candidates, we intend to expand our insurance coverage to include the sale of such products; however, we may be unable to obtain this liability insurance on commercially reasonable terms.

Our employees, independent contractors, principal investigators, CROs, consultants and collaboration partners may engage in misconduct or other improper activities, including noncompliance with regulatory standards and requirements and insider trading.

We are exposed to the risk that our employees, independent contractors, principal investigators, third-party clinical research organizations, or CROs, consultants and collaboration partners may engage in fraudulent conduct or other illegal activity. Misconduct by these parties could include intentional, reckless and/or negligent conduct or unauthorized activities that violate: (1) regulations of the FDA and comparable foreign authorities, including those laws requiring the reporting of true, complete and accurate information to such authorities; (2) manufacturing standards; (3) federal and state healthcare fraud and abuse laws and regulations; or (4) laws that require the reporting of true and accurate financial information and data. In particular, sales, marketing and business arrangements in the healthcare industry are subject to extensive laws and regulations intended to prevent fraud, misconduct, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive programs and other business arrangements. These activities also include the improper use of information obtained in the course of clinical trials, which could result in regulatory sanctions and serious harm to our reputation. We have adopted a Code of Ethics and Conduct, but it is not always possible to identify and deter misconduct by employees and other third parties, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws or regulations. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business including the imposition of significant civil, criminal and administrative penalties, damages, monetary fines, possible exclusion from participation in Medicare, Medicaid and other federal healthcare programs, contractual damages, reputational harm, diminished profits and future earnings, and curtailment of our operations, any of which could adversely affect our ability to operate our business and our results of operations.

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

We may be subject to information technology failures, including data protection breaches and cyber-attacks, that could disrupt our operations, damage our reputation and adversely affect our business, operations, and financial results.

We rely on our information technology systems for the effective operation of our business and for the secure maintenance and storage of confidential data relating to our business and third party businesses. Although we have implemented security controls to protect our information technology systems, experienced programmers or hackers may be able to penetrate our security controls, and develop and deploy viruses, worms and other malicious software programs that compromise our confidential information or that of third parties and cause a disruption or failure of our information technology systems. Any such compromise of our information technology systems could result in the unauthorized publication of our confidential business or proprietary information, result in the unauthorized release of customer, supplier or employee data, result in a violation of privacy or other laws, expose us to a risk of litigation, or damage our reputation. The cost and operational consequences of implementing further data protection measures either as a response to specific breaches or as a result of evolving risks, could be significant. In addition, our inability to use or access our information systems at critical points in time could adversely affect the timely and efficient operation of our business. Any delayed sales, significant costs or lost customers resulting from these technology failures could adversely affect our business, operations and financial results.

Third parties with which we conduct business have access to certain portions of our sensitive data. In the event that these third parties do not properly safeguard our data that they hold, security breaches could result and negatively impact our business, operations and financial results.

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

In February 2015, we entered into a development and license agreement with Pfizer to develop and commercialize PF582. In August 2016, we entered into a termination agreement with Pfizer pursuant to which the development and license agreement was terminated and all rights to PF582 have been returned to us. The termination accelerated recognition of $45.8 million of revenue that had been previously deferred and we will not recognize any additional future revenue under the Pfizer development and license agreement. We may seek a new collaboration partner for the development and commercialization of PF582, however there are no assurances that we can find a new collaboration partner or that the terms and timing of any such arrangements would be acceptable to us. As a result, we could experience a significant delay in the PF582 development process.

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

The prospects for the product candidates developed under these collaborations depend on the expertise, development and commercial skills, and financial strength of Strides Arcolab and Jazz, respectively. Our collaborations with Strides Arcolab, Jazz or any future collaboration partner may not be successful, and we may not realize the expected benefits from such collaborations, due to a number of important factors, including but not limited to the following:

•	Strides Arcolab, Jazz or any future collaboration partner may terminate their agreements with us prior to completing development or commercialization of our product candidates, in whole or in part, adversely impacting our potential approval and revenue from licensed products;

•	the timing and amount of any payments we may receive under these agreements will depend on, among other things, the efforts, allocation of resources, and successful commercialization of the relevant product candidates by Strides Arcolab, Jazz or any future collaboration partner, as applicable, under our agreements;

•	the timing and amounts of expense reimbursement that we may receive are uncertain; or

•	Strides Arcolab, Jazz or any future collaboration partner may change the focus of their development or commercialization efforts or pursue or emphasize higher priority programs.

A failure of Strides Arcolab, Jazz or any future collaboration partner to successfully develop our product candidates which are covered by the collaboration, or commercialize such product candidates, or the termination of our agreement with Strides Arcolab, Jazz or any future collaboration partner, as applicable, may have a material adverse effect on our business, results of operations and financial condition.

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

We, our CRO and our collaboration partners are required to comply with Good Clinical Practice, or GCP, which are regulations and guidelines enforced by regulatory authorities around the world for products in clinical development. Regulatory authorities enforce these GCP regulations through periodic inspections of clinical trial sponsors, principal investigators and clinical trial sites. If we, our CRO or our collaboration partners fail to comply with applicable GCP regulations, the clinical data generated in clinical trials may be deemed unreliable and submission of marketing applications may be delayed or the regulatory authorities may require us to perform additional clinical trials before accepting our applications for review or approving marketing applications. We cannot assure that, upon inspection, a regulatory authority will determine that any of our clinical trials comply or complied with applicable GCP regulations. In addition, clinical trials must be conducted with product produced under current Good Manufacturing Practices, or cGMP, regulations, which are enforced by regulatory authorities. Any failure to comply with these regulations may require us to repeat clinical trials, which would delay the regulatory approval process. Moreover, our business may be implicated if our CRO violates federal or state fraud and abuse or false claims laws and regulations or healthcare privacy and security laws.

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

We also rely on third parties to store master and working cell banks for our product candidates. We have master and working cell banks and believe we would have adequate backup should any cell bank be lost in a catastrophic event. However, it is possible that we could lose multiple cell banks and have our manufacturing severely impacted by the need to replace the cell banks, which could materially and adversely affect our business, financial condition and results of operations.

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

Our existing agreements with our collaboration partners, including our agreements with Strides Arcolab and Jazz, are generally subject to termination by the counterparty on short notice upon the occurrence of certain circumstances. Accordingly, even if we believe that the development of product candidates is worth pursuing, our partners may choose not to continue with such development. If any of our collaborations are terminated, such as the termination of our collaboration with Pfizer in August 2016, we may be required to devote additional resources to the development of our product candidates or seek a new collaboration partner on short notice, and the terms of any additional collaboration or other arrangements that we establish may not be favorable to us.

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

The research, development, testing, manufacturing, labeling, packaging, approval, promotion, advertising, storage, marketing, distribution, post-approval monitoring and reporting, and export and import of drug and biologic products are subject to extensive regulation by the FDA and other regulatory authorities in the United States, by the EMA and EEA Competent Authorities in the EEA, and by other regulatory authorities in other countries, which regulations differ from country to country. Neither we nor any collaboration partner is permitted to market PF708, PF582 or any future product candidates in the United States until approval from the FDA is received, or in the EEA until we receive EU Commission or EEA Competent Authority approvals. The time required to obtain approval from regulatory authorities is unpredictable, typically takes many years following the commencement of clinical trials, and depends upon numerous factors, including the substantial discretion of such regulatory authorities. In addition, approval policies, regulations, or the type and amount of clinical data necessary to gain approval may change during the course of a product candidate’s clinical development and may vary among jurisdictions, which may cause delays in the approval or the decision not to approve an application. We and our collaboration partners have not submitted any market application to regulatory authorities or obtained regulatory approval for any product candidate and it is possible that none of our existing product candidates or any product candidates we may seek to develop in the future will ever obtain regulatory approval.

Applications for our product candidates could fail to receive regulatory approval for many reasons, including but not limited to the following:

•	the data collected from clinical studies of our product candidates may not be sufficient to support the submission of a biologics license application, or BLA; a new drug application, or NDA, under the 505(b)(2) section of the Food, Drug, and Cosmetic Act; a biosimilar product application under the 351(k) pathway of the PHSA, a biosimilar marketing authorization under Article 6 of Regulation (EC) No. 726/2004 and/or Article 10(4) of Directive 2001/83/EC in the EEA, or other submission or to obtain regulatory approval in the United States, the EEA, or elsewhere;

•	regulatory authorities may disagree with the design or implementation of our clinical trials and may, at any time, determine that the regulatory pathway that we have committed to for PF708, PF582 or any future product candidate is inappropriate;

•	the population studied in the clinical program may not be sufficiently broad or representative to assure efficacy and safety in the full population for which we seek approval;

•	regulatory authorities may disagree with our interpretation of data from preclinical studies or clinical trials;

•	we may be unable to demonstrate to the satisfaction of regulatory authorities that a product candidate’s risk-benefit ratio for its proposed indication is acceptable;

•	regulatory authorities may fail to approve the manufacturing processes, test procedures and specifications, or facilities of third-party manufacturers with whom we contract for clinical and commercial supplies; and

•	the approval policies or regulations of regulatory authorities may significantly change in a manner that renders our clinical data insufficient for approval.

This lengthy approval process as well as the unpredictability of future clinical trial results may result in our failing to seek or obtain regulatory approval to market PF708, PF582 or any other product candidates, which would significantly harm our business, results of operations and prospects. Moreover, any delays in the commencement or completion of clinical testing could significantly impact our product development costs and could result in the need for additional financing.

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

We have invested a significant portion of our time, financial resources and efforts in the development of our two most advanced product candidates, PF708 and PF582. The clinical and commercial success of our product candidates will depend on a number of factors, including the following:

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

In October 2014, Amgen filed suit in federal district court against Sandoz alleging that Sandoz unlawfully refused to follow the patent resolution provisions of the BPCIA in connection with Sandoz’ July 2014 regulatory approval application under 351(k) for its Neupogen (filgrastim) biosimilar, Zarxio. Amgen sought declaratory and injunctive relief. In October 2014, Amgen also filed a Citizen’s Petition with the FDA asking that the FDA require biosimilar applicants to comply with the BPCIA by providing to the reference product sponsor a copy of the biosimilar application accepted for review, together with information that fully describes the manufacture of the proposed biosimilar product, within 20 days after being informed by the FDA that the biosimilar application has been accepted for review. On March 19, 2015, the district court refused Amgen’s request to enjoin Sandoz’ launch of Zarxio and ruled that the patent resolution provisions of the BPCIA (summarized in the prior eight bullet points) are optional insofar as it is permissible for a 351(k) applicant to decide not to provide its BLA and/or manufacturing information to the originator. The court also held that a biosimilar applicant need not wait until it receives BLA approval to provide the 180 prior day notice of commercial marketing set forth in the BPCIA provisions (see paragraph 8 above), but instead may provide such notice to the originator, if at all, prior to receiving FDA approval. On March 26, 2015, the FDA denied Amgen’s Citizen’s Petition. On July 21, 2015, a divided panel of the Federal Circuit issued its first decision interpreting the BPCIA on appeal in the Amgen v. Sandoz case. The court held that a biosimilar applicant is not required to share its biosimilar application with the reference product sponsor or follow the patent dispute resolution procedures set forth in the BPCIA. However, the Federal Circuit appellate court also held that the biosimilar applicant must provide 180 days pre-marketing notice and cannot do so until after the FDA has “licensed” (approved) the biosimilar product. On February 16, 2016, Sandoz petitioned the United States Supreme Court for certiorari review of this latter holding.

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

Non-Patent Exclusivity and Approval of Competing Products. Additionally, a 505(b)(2) application also will not be approved until any applicable non-patent exclusivity listed in the Orange Book for the NDA branded reference drug has expired as described in further detail below. Market and data exclusivity provisions under the FFDCA can delay the submission or the approval of certain applications for competing products. In addition to patent exclusivity, the holder of the NDA for a reference listed drug may be entitled to a period of non-patent exclusivity, during which the FDA cannot approve another drug application that relies on the listed drug. For example, a pharmaceutical manufacturer may obtain five years of non-patent exclusivity upon NDA approval of a new chemical entity, or NCE, which is a drug that contains an active moiety that has not been approved by the FDA in any other NDA. An “active moiety” is defined as the molecule or ion responsible for the drug substance’s physiological or pharmacologic action. During the five-year exclusivity period, the FDA cannot accept for filing any application for the same active moiety and that relies on the FDA’s findings regarding that drug; the FDA may accept an application for filing after four years if the 505(b)(2) applicant makes a Paragraph IV Certification. A drug may obtain a three-year period of exclusivity for a particular condition of approval, or change to a marketed product, such as a new formulation for a previously approved product, if one or more new clinical trials, other than bioavailability or bioequivalence studies, was essential to the approval of the application and was conducted or sponsored by the applicant. Should this occur, the FDA would be precluded from approving any ANDA that references such product until after that three-year exclusivity period has run. However, unlike NCE exclusivity, the FDA can accept an application and begin the review process during the entire exclusivity period.

Clinical drug development involves a lengthy and expensive process with an uncertain outcome, and results of earlier studies and trials may not be predictive of future trial results.

Clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain. Furthermore, we rely on our collaborators, CROs, and clinical trial sites to ensure the proper and timely conduct of our clinical trials for our product candidates. While we have agreements governing the committed activities of our collaborators and CROs, we have limited influence over their actual performance. A failure of one or more clinical trials can occur at any time during the trial process. The results of preclinical studies and early clinical trials of our product candidates may not be predictive of the results of later-stage clinical trials. Product candidates that have shown promising results in early studies may still suffer significant setbacks in subsequent clinical studies. For example, the results generated to date in the clinical trial for PF582 do not ensure that later clinical trials will demonstrate similar results. There is a high failure rate for drugs and biologics proceeding through clinical studies, and product candidates in later stages of clinical trials may fail to show the desired safety and efficacy despite having progressed through preclinical studies and initial clinical trials. A number of companies in the biopharmaceutical industry have suffered significant setbacks in advanced clinical trials due to lack of efficacy or adverse safety profiles, notwithstanding promising results in earlier clinical trials, and we cannot be certain that we will not face similar setbacks. Even if the clinical trials for our product candidates are completed, nonclinical and clinical data are often susceptible to varying interpretations and analyses, and the results may not be sufficient to obtain regulatory approval for our product candidates.

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

Even if PF708, PF582 or any of our other product candidates obtain regulatory approval, they may never achieve market acceptance or commercial success.

Even if we or our collaboration partners obtain FDA or other regulatory approvals, PF708, PF582 or any of our other product candidates may not achieve market acceptance among physicians and patients, and may not be commercially successful. The degree and rate of market acceptance of PF708, PF582 or any of our other product candidates for which we receive approval depends on a number of factors, including:

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

We are actively working to develop multiple biosimilar and other therapeutic equivalent products, including our two most advanced product candidates, PF708 and PF582. The cost to develop each biosimilar and therapeutic equivalent product candidate could vary significantly and is highly dependent on the specific compound and the amount and type of clinical work that will be necessary for regulatory approval. There can be no assurance that our clinical work will be successful, or that regulatory authorities will not require additional clinical development beyond that which we have planned. Additionally, we may enter into alliances and collaborations to fund biosimilar and therapeutic equivalent product research and development activities, and the success of any such biosimilar or therapeutic equivalent product program may depend on our ability to realize the benefits under such arrangements. Due to events beyond our control or the risks identified herein, we may be unable to fund all or some of our internal biosimilar and therapeutic equivalent product research and development initiatives, which would have an adverse impact on our strategy and growth initiatives.

We intend to pursue market authorization globally when commercially appropriate. Since October 2005, the European Union has had a regulatory framework for the approval of biosimilar products. As of December 31, 2016, 25 biosimilar medicinal products, less three subsequently withdrawn, have been approved. In the United States, an abbreviated pathway for approval of biosimilar products was established by the BPCIA, enacted on March 23, 2010, as part of the Patient Protection and Affordable Care Act. The BPCIA established this abbreviated pathway under section 351(k) of the Public Health Service Act, or PHSA. Subsequent to the enactment of the BPCIA, the FDA issued draft guidance regarding the demonstration of biosimilarity as well as the submission and review of biosimilar applications. However, to date, only four biosimilars have been approved by the FDA, and no biosimilar product has been designated as interchangeable to the reference drug. Moreover, market acceptance of biosimilar products in the U.S. is unclear. Numerous states are considering or have already enacted laws that regulate or restrict the substitution by state pharmacies of biosimilars for biological products already licensed by the FDA pursuant to BLAs, or “reference products.” Market success of biosimilar products will depend on demonstrating to patients, physicians, payors, and relevant authorities that such products are safe and efficacious compared to other existing products.

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

Biosimilar products may also be subject to extensive patent clearances and patent infringement litigation, which will likely delay and could prevent the commercial launch of a product. Moreover, the BPCIA prohibits the FDA from accepting an application for a biosimilar candidate to a reference product within four years of the reference product’s licensure by the FDA. In addition, the BPCIA provides innovative biologics with twelve years of exclusivity from the date of their licensure, during which time the FDA cannot approve any application for a biosimilar candidate to the reference product. For example, the FDA may not be able to approve any application that we or our collaborators submit for PF582 until twelve years after the original BLA for Lucentis was approved. However, in his proposed budget for fiscal year 2014, President Obama proposed to cut this 12-year period of exclusivity down to seven years. He also proposed to prohibit additional periods of exclusivity due to minor changes in product formulations, a practice often referred to as “evergreening.” It is possible that Congress may take these or other measures to reduce or eliminate periods of exclusivity.

The BPCIA is complex and only beginning to be interpreted and implemented by the FDA. As a result, its ultimate impact, implementation, and meaning is subject to significant uncertainty. Future implementation decisions by the FDA could result in delays in the development or commercialization of our product candidates or increased costs to assure regulatory compliance, and could adversely affect our operating results by restricting or significantly delaying our ability to market new biosimilar products. In the EEA, holders of marketing authorizations of reference products (for which a marketing authorization was applied for under the centralized procedure after November 20, 2005, or under the Decentralized, Mutual Recognition and national procedures, after October 30, 2005) enjoy eight years of data exclusivity during which a follow-on product or biosimilar marketing authorization applicant cannot rely on the preclinical and clinical data included in the reference product’s dossier, and ten years of marketing exclusivity during which a follow-on product or biosimilar of the reference product cannot be placed in the EEA market. The marketing exclusivity period can be extended one additional year (to 11 years) if a second indication of the reference product with significant clinical benefit is approved during the eight-year data exclusivity period. The data and marketing exclusivity periods start from the date of the initial authorization, which for reference medicinal products authorized through the Centralized Procedure is the date of notification of the marketing authorization decision to the marketing authorization holder of the reference product. Lucentis was granted a marketing authorization by the EU Commission through the EU centralized procedure on January 22, 2007.

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

Analytical assessments can identify potential differences between biosimilar candidates and reference products. Differences in the analytical assessments may require clinical studies to reduce the residual uncertainties. In the event that regulatory authorities require us to conduct additional clinical trials or other lengthy processes, the commercialization of our proposed biosimilar products could be delayed or prevented. Delays in the commercialization of, or the inability to obtain regulatory approval for, these products could adversely affect our operating results by restricting or significantly delaying our introduction of new biosimilars.

If other biosimilars of Lucentis or other therapeutic equivalent products to Forteo are approved and successfully commercialized before PF708 or PF582, our business would suffer.

Other companies may seek approval to manufacture and market biosimilar versions of Lucentis or therapeutic equivalent product versions of Forteo. If other biosimilars of Lucentis or therapeutic equivalent product versions of Forteo, are approved and successfully commercialized before PF708 or PF582, we may never achieve significant market share for PF708 or PF582, our revenue would be reduced and, as a result, our business, prospects and financial condition could suffer. In addition, the first biosimilar determined to be interchangeable with a particular reference product for any condition of use is eligible for a period of market exclusivity that delays an FDA determination that a second or subsequent biosimilar product is interchangeable with that reference product for any condition of use until the earlier of: (1) one year after the first commercial marketing of the first interchangeable product; (2) 18 months after resolution of a patent infringement suit instituted under 42 U.S.C. § 262(l)(6) against the applicant that submitted the application for the first interchangeable product, based on a final court decision regarding all of the patents in the litigation or dismissal of the litigation with or without prejudice; (3) 42 months after approval of the first interchangeable product, if a patent infringement suit instituted under 42 U.S.C. § 262(l)(6) against the applicant that submitted the application for the first interchangeable product is still ongoing; or (4) 18 months after approval of the first interchangeable product if the applicant that submitted the application for the first interchangeable product has not been sued under 42 U.S.C. § 262(l)(6). A determination that another company’s product is interchangeable with Lucentis prior to approval of PF582 may therefore delay the potential determination that PF582 is interchangeable with the reference product, which may materially adversely affect our results of operations and delay, prevent or limit our ability to generate revenue.

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

Legislative or regulatory healthcare reforms in the United States may make it more difficult and costly for us to obtain regulatory approval of PF708, PF582 or any future product candidates and to produce, market, and distribute our products after approval is obtained, if any.

From time to time, legislation is drafted and introduced in Congress that could significantly change the statutory provisions governing the regulatory approval, manufacturing, and marketing of regulated products or the reimbursement thereof. In addition, FDA regulations and guidance may be revised or reinterpreted by the FDA in ways that may significantly affect our business and our products. Any new regulations or guidance, or revisions or reinterpretations of existing regulations or guidance, may impose additional costs or lengthen FDA review times for PF708, PF582 or any future product candidates. We cannot determine how changes in regulations, statutes, policies, or interpretations when and if issued, enacted or adopted, may affect our business in the future. Such changes could, among other things, require:

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

Other legislative changes have been proposed and adopted in the U.S. since the Affordable Care Act was enacted. On August 2, 2011, the Budget Control Act of 2011 created measures for spending reductions by

Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. This included aggregate reductions of Medicare payments to providers of 2% per fiscal year, which went into effect on April 1, 2013 and will stay in effect through 2024 unless additional Congressional action is taken. On January 2, 2013, the American Tax Payer Relief Act, or ATRA, was signed into law, which, among other things, further reduced Medicare payments to several providers, including hospitals. We expect that additional healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal, state and foreign governments will pay for healthcare products and services, which could result in reduced demand for our products, if approved, or additional pricing pressures. Furthermore, the current presidential administration and Congress are also expected to attempt broad sweeping changes to the current health care laws. We face uncertainties that might result from modification or repeal of any of the provisions of the Affordable Care Act, including as a result of current and future executive orders and legislative actions. The impact of those changes on us and potential effect on biosimilar manufacturing industry as a whole is currently unknown. But, any changes to the Affordable Care Act are likely to have an impact on our results of operations, and may have a material adverse effect on our results of operations. We cannot predict what other healthcare programs and regulations will ultimately be implemented at the federal or state level or the effect of any future legislation or regulation in the United States may have on our business.

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

Our stock is currently traded on NYSE MKT, but we can provide no assurance that we will be able to maintain an active trading market on NYSE MKT or any other exchange in the future. The trading volume of our stock tends to be low relative to our total outstanding shares, and we have several stockholders, including affiliated stockholders, who hold substantial blocks of our stock. As of December 31, 2016, we had 23,429,501 shares of common stock outstanding, and stockholders holding at least 5% of our stock, individually or with affiliated persons or entities, collectively beneficially owned or controlled approximately 56% of such shares. Sales of large numbers of shares by any of our large stockholders could adversely affect our trading price, particularly given our relatively small historic trading volumes. If stockholders holding shares of our common stock sell, indicate an intention to sell, or if it is perceived that they will sell, substantial amounts of their common stock in the public market, the trading price of our common stock could decline.

Since shares of our common stock were sold in our initial public offering in July 2014 at a price of $6.00 per share, our stock price has ranged from $5.28 to $24.41 through December 31, 2016. In addition to the factors discussed in this “Risk Factors” section and elsewhere in this annual report on Form 10-K factors that may cause volatility in our share price include:

•	actual or anticipated quarterly variation in our results of operations or the results of our competitors;

•	announcements by us or our competitors of new commercial products, significant contracts, commercial relationships or capital commitments;

•	issuance of new or changed securities analysts’ reports or recommendations for our stock;

•	developments or disputes concerning our intellectual property or other proprietary rights;

•	changes to our organization and our search for a permanent chief executive officer;

•	commencement of, or our involvement in, litigation;

•	market conditions in the relevant market;

•	reimbursement or legislative changes in the relevant market;

•	failure to complete significant sales;

•	regulatory developments that may impact our product candidates;

•	any future sales of our common stock or other securities;

•	any major change to the composition of our board of directors or management; and

•	general economic conditions and slow or negative growth of our markets.

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

As of December 31, 2016, one holder of approximately 2.3 million shares, or approximately 10%, of our outstanding shares, has rights, subject to some conditions, to require us to file registration statements covering the sale of their shares or to include their shares in registration statements or prospectus supplements that we file or have filed for ourselves or other stockholders. We also register the offer and sale of all shares of common stock that we may issue under our equity compensation plans.

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

We have identified a material weakness in our internal control over financial reporting. If we do not remediate the material weakness in our internal control over financial reporting, we may not be able to accurately report our financial results or file our periodic reports in a timely manner, which may cause investors to lose confidence in our reported financial information and may lead to a decline in the market price of our stock.

In connection with our audit committee investigation as more fully described in Item 9A, “Controls and Procedures”, we identified a material weakness in our internal control over financial reporting. A material weakness is a significant deficiency, or a combination of significant deficiencies, in internal control over financial reporting such that it is reasonably possible that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness that we identified related to a failure to maintain an effective control environment as our former Chief Executive Officer failed to set an appropriate “Tone at the Top.” As further described in Item 9A, “Controls and Procedures”, the material weakness was identified in connection with our Audit Committee Investigation, which found violations of our Board Approval Process Policy and related violations of our Code of Ethics and Conduct by our former Chief Executive Officer. The investigation determined that our former Chief Executive Officer had not acted in accordance with our Board Approval Process Policy and Code of Ethics and Conduct as a result of his failure to comply with certain board approval procedures for third-party contracts.

As further described in Item 9A, “Controls and Procedures—Remediation Plan and Activities”, we have undertaken steps to improve our internal controls over financial reporting. If we are unable to successfully remediate our existing or any future material weaknesses in our internal control over financial reporting, the accuracy and timing of our financial reporting may be adversely affected, we may be unable to maintain compliance with securities laws and NYSE MKT listing requirements regarding the timely filing of periodic reports, investors may lose confidence in our financial reporting, and our stock price may decline.

Additionally, our independent registered public accounting firm is not required to and did not perform an evaluation of our internal control over financial reporting during any period in accordance with the provisions of the Sarbanes-Oxley Act due to a transition period established by the rules of the SEC for newly public companies that have not lost their “emerging growth company” status as defined in the JOBS Act. Had our independent registered public accounting firm performed an evaluation of our internal control over financial reporting in accordance with the provisions of the Sarbanes-Oxley Act, additional control deficiencies amounting to significant deficiencies or material weaknesses may have been identified. We cannot be certain as to when we will be able to implement the requirements of Section 404 of the Sarbanes-Oxley Act. If we fail to implement the requirements of Section 404 in a timely manner, we might be subject to sanctions or investigation by regulatory agencies such as the SEC. In addition, failure to comply with Section 404 or the report by us of a significant deficiency or material weakness may cause investors to lose confidence in our financial statements, and the trading price of our common stock may decline. If we fail to remedy any significant deficiency or material weakness, our financial statements may be inaccurate, our access to the capital markets may be restricted and the trading price of our common stock may decline.

Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.

We generated a tax net operating loss for 2016. Our previous tax net operating losses offset the taxable income related to the Pfizer agreement in 2015. The 2016 net operating loss will carry forward to offset future taxable income, if any, until such unused losses expire. Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change,” generally defined as a greater than 50 percentage point change (by value) in its equity ownership by certain stockholders over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards, or NOLs, and other pre-change tax attributes (such as research tax credits) to offset its post-change income or taxes may be limited. We may experience ownership changes in the future as a result of shifts in our stock ownership. As a result, if or when we earn net taxable income, our ability to use our pre-change NOLs to offset such taxable income may be subject to limitations. Similar provisions of state tax law may also apply to limit our use of accumulated state tax attributes. As a result, even if we attain profitability, we may be unable to use a material portion of our NOLs and other tax attributes, which could adversely affect our future cash flows.

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

The Sarbanes-Oxley Act requires, among other things, that we assess the effectiveness of our internal control over financial reporting annually and the effectiveness of our disclosure controls and procedures quarterly. In particular, Section 404(a) of the Sarbanes-Oxley Act requires us to perform system and process evaluation and testing of our internal control over financial reporting to allow management to report on the effectiveness of our internal control over financial reporting. Section 404(b) of Sarbanes-Oxley Act, or Section 404(b), also requires our independent registered public accounting firm to attest to the effectiveness of our internal control over financial reporting. As an “emerging growth company,” we are availing ourselves of the exemption from the requirement that our independent registered public accounting firm attest to the effectiveness of our internal control over financial reporting under Section 404(b). However, we may no longer avail ourselves of this exemption when we are no longer an “emerging growth company.” When our independent registered public accounting firm is required to undertake an assessment of our internal control over financial reporting, the cost of our compliance with Section 404(b) will correspondingly increase. Our compliance with applicable provisions of Section 404 requires us and will continue to require us to incur substantial accounting expense and expend significant management time on compliance-related issues as we implement additional corporate governance practices and comply with reporting requirements.

Furthermore, investor perceptions of our company may suffer if deficiencies are found, such as the material weakness described in Item 9A, “Controls and Procedures,” and this could cause a decline in the market price of our stock. Irrespective of any required compliance with Section 404, any failure of our internal control over financial reporting could have a material adverse effect on our stated operating results and harm our reputation. If we are unable to implement these requirements effectively or efficiently, it could harm our operations, financial reporting, or financial results and could result in an adverse opinion on our internal controls from our independent registered public accounting firm.

Our directors, executive officers and principal stockholders will continue to have substantial control over us and could limit investors’ ability to influence the outcome of key transactions, including transactions that would cause a change of control.

As of December 31, 2016, our executive officers, directors and stockholders who owned more than 5% of our outstanding common stock and their respective affiliates beneficially owned or controlled approximately 60% of the outstanding shares of our common stock. Accordingly, these executive officers, directors and stockholders and their respective affiliates, acting as a group, have substantial influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets or any other significant corporate transactions. These stockholders may therefore delay or prevent a change of control of us, even if such a change of control would benefit our other stockholders. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.

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

Provisions in our certificate of incorporation and bylaws may have the effect of delaying or preventing a change of control or changes in our management. Our amended and restated certificate of incorporation and amended and restated bylaws include provisions that:

•	authorize our board of directors to issue, without further action by the stockholders, up to 10,000,000 shares of undesignated preferred stock;

•	require that any action to be taken by our stockholders be effected at a duly called annual or special meeting and not by written consent;

•	specify that special meetings of our stockholders can be called only by our board of directors, the chairman of the board of directors, or the chief executive officer;

•	establish an advance notice procedure for stockholder approvals to be brought before an annual meeting of our stockholders, including proposed nominations of persons for election to our board of directors;

•	establish that our board of directors is divided into three classes, Class I, Class II and Class III, with each class serving staggered three-year terms;

•	provide that our directors may be removed only for cause;

•	provide that vacancies on our board of directors may be filled only by a majority of directors then in office, even though less than a quorum;

•	specify that no stockholder is permitted to cumulate votes at any election of directors; and

•	require a super-majority of votes to amend certain of the above-mentioned provisions.

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

As of December 31, 2016, we leased a total of approximately 46,959 square feet of office and laboratory space located at 10790 and 10788 Roselle Street, San Diego, CA 92121. The lease expires on March 31, 2024. We believe that our existing facilities are adequate to meet our business requirements for the foreseeable future and that additional space will be available on commercially reasonable terms, if required.

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

Market Information and Holders of Record

Our common stock has been listed on the NYSE MKT under the symbol “PFNX” since July 24, 2014. Prior to that date, there was no public trading market for our common stock. The following table sets forth the high and low sales price per share of our common stock as reported on the NYSE MKT for the periods indicated:

	High	Low
Year Ended December 31, 2015:
First Quarter	$18.72	$6.40
Second Quarter	21.01	12.74
Third Quarter	24.41	14.15
Fourth Quarter	18.23	10.87
Year Ended December 31, 2016:
First Quarter	$12.37	$6.50
Second Quarter	11.35	5.79
Third Quarter	10.82	7.06
Fourth Quarter	11.35	7.18

As of February 28, 2017, we had 59 holders of record of our common stock. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

The graph below shows the cumulative total stockholder return assuming the investment of $100 as of the close on July 24, 2014, the first day of trading for Pfenex Inc.’s common stock, (and the reinvestment of dividends thereafter) in each of (i) Pfenex Inc.’s common stock, and (ii) the ARCA Biotechnology Index. The comparisons in the graph below are based upon historical data and are not indicative of, or intended to forecast, future performance of our common stock or the index. The prices are as of the close of PFNX’s first trading day to the close at December 31, 2016.

Securities Authorized for Issuance Under Equity Compensation Plans

The information required by this Item regarding equity compensation plans is incorporated by reference to the information set forth in PART III Item 12 of this Annual Report on Form 10-K.

Recent Sales of Unregistered Securities and Use of Proceeds

(a) Sales of Unregistered Securities

None.

(b) Use of Proceeds

In April 2015, we completed a follow-on offering in which we sold 2,610,000 shares of common stock at the public offering price of $15.50 per share. After deducting underwriting discounts and commissions and estimated offering expenses payable by us, the proceeds were approximately $37.3 million. There has been no material change in the planned use of proceeds from our public offering as described in our final prospectus filed with the SEC on April 24, 2015 pursuant to Rule 424(b).

(c) Issuer Purchases of Equity Securities

We did not repurchase any shares of our common stock during the three months ended December 31, 2016.

Item 6.	Selected Financial Data

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

The consolidated statements of operations data for the years ended December 31, 2016, 2015 and 2014 and the consolidated balance sheet data as of December 31, 2016 and 2015 are derived from our audited financial statements appearing in Item 8, “Financial Statements and Supplementary Data,” of this Annual Report on Form 10-K. The consolidated statements of operations data for the years ended December 31, 2013 and 2012 and the consolidated balance sheet data as of December 31, 2014, 2013 and 2012 are derived from audited financial statements not included in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of the results to be expected in the future.

	Years Ended December 31,
	2016	2015	2014	2013	2012
	(in thousands, except for per share data)
Revenues	$60,194	$9,583	$10,644	$11,914	$11,294
Expense:
Cost of revenues(1)	5,313	4,640	7,233	6,423	7,253
Selling, general and administrative	17,340	14,598	9,003	6,698	6,876
Research and development(1)	32,418	18,183	4,125	5,490	1,792

Total expense	55,071	37,421	20,361	18,611	15,921

Income (loss) from operations	5,123	(27,838)	(9,717)	(6,697)	(4,627)
Other income (expense), net	149	74	(77)	(36)	(7)

Income (loss) before income taxes	5,272	(27,764)	(9,794)	(6,733)	(4,634)
Income tax benefit (expense)	209	(452)	—	2,671	2,041

Net income (loss)	$5,481	$(28,216)	$(9,794)	$(4,062)	$(2,593)

Effective preferred stock dividends(2)	$—	$—	$—	$(1,695)	$(1,589)

Net income (loss) attributable to common stockholders	$5,481	$(28,216)	$(9,794)	$(5,757)	$(4,182)

Basic and diluted net income (loss) per share attributable to common stockholders(3)	$0.23	$(1.26)	$(1.04)	$(3.76)	$(2.84)

Basic weighted-average shares used to compute net income (loss) per share attributable to common stockholders	23,389	22,376	9,441	1,531	1,474
Diluted weighted-average shares used to compute net income (loss) per share attributable to common stockholders	23,688	22,376	9,441	1,531	1,474

(1)	Please refer to Note 1 of our consolidated financial statements for an explanation of the method used to recognize cost of revenues and research and development expense.
(2)	The holders of our convertible preferred stock were entitled to cumulative dividends prior and in preference to our common stock. Because the holders of our convertible preferred stock were entitled to participate in dividends, net loss attributable to common stockholders was equal to net loss adjusted for convertible preferred stock dividends for the period. Immediately upon the closing of our IPO, all outstanding shares of our redeemable convertible preferred stock, or our convertible preferred stock, were automatically converted into an aggregate of 8,634,857 shares of common stock and these holders were issued 1,217,784 shares of common stock for the payment of all accrued and unpaid dividends through July 28, 2014 in connection with such conversion based on the initial public offering price of $6.00 per share and the offering closing on July 29, 2014. See Note 14 to our financial statements for a description of the method used to compute basic and diluted net loss per share attributable to common stockholders and for a description of convertible preferred stock, respectively. Please refer to Note 8 of our consolidated financial statements for an explanation of the cumulative preferred stock dividends.
(3)	All share, per-share and related information have been retroactively adjusted, where applicable, to reflect the impact of a 2.812-for-1 reverse stock split, which was effected on June 27, 2014.

Other Financial Data

	As of December 31,
	2016	2015	2014	2013	2012
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents and short-term investments	$81,501	$106,162	$45,722	$5,204	$9,966
Accounts and unbilled receivables, net	2,822	2,683	1,584	3,461	2,703
Inventory	—	24	23	26	754
Restricted cash	—	3,959	3,955	4,029	1,501
Property and equipment, net	5,246	3,179	2,310	2,329	2,681
Goodwill and intangibles	10,878	11,409	11,940	12,470	13,001
Other	2,675	4,278	5,489	4,294	2,326

Total assets	$103,122	$131,694	$71,023	$31,813	$32,932

Current liabilities, excluding debt	$10,696	$6,883	$3,762	$4,757	$3,199
Deferred revenue	12,255	48,095	201	1,253	2,342
Debt	—	3,813	3,813	3,590	1,140
Other	26	1,722	3,373	3,484	3,611

Total liabilities	22,977	60,513	11,149	13,084	10,292
Redeemable convertible preferred stock	—	—	—	113,180	42,500
Stockholders’ equity (deficit)	80,145	71,181	59,874	(94,451)	(19,860)

Total liabilities, redeemable convertible preferred stock and stockholders’ equity	$103,122	$131,694	$71,023	$31,813	$32,932

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

We are a clinical-stage biotechnology company engaged in the development of biosimilar and therapeutic equivalent products and other high-value and difficult-to-manufacture proteins. Our product candidate selection strategy is to focus on products with large addressable markets, which are expected to be free of intellectual property barriers in major markets over our projected approval timelines, and for which our Pfēnex Expression Technology® enables efficient and large scale manufacturing. Our pipeline of product candidates and preclinical products under development includes six wholly-owned programs, two that are being developed in a joint venture with Strides Arcolab Limited, a specialty pharmaceutical company, and certain other products that are being developed in collaboration with Jazz Pharmaceuticals Ireland Limited, or Jazz. In addition, we are also developing proprietary vaccine candidates that are being funded by the Department of Health and Human Services and the National Institutes of Health (NIH) within the United States government.

Our lead product candidates include the following:

PF708 – our teriparatide (Forteo) therapeutic equivalent candidate. PF708 is our therapeutic equivalent candidate to Forteo, which is marketed by Eli Lilly and Company for the treatment of osteoporosis. Forteo achieved over $1.4 billion in global product sales in 2015. The PF708 bioequivalence study, conducted in 70 healthy subjects, was completed in the second quarter of 2016 and met its primary objectives. The 90% confidence intervals of the area-under-the-curve (AUC) and maximum concentration (Cmax) geometric mean ratios of PF708 versus Forteo were within the 80-125% range required for concluding bioequivalence. We initiated an immunogenicity/pharmacokinetics study in osteoporosis patients in the fourth quarter of 2016. This study, along with the positive bioequivalence study, is anticipated to satisfy the filing requirements for PF708 through the 505(b)(2) regulatory pathway. The interim pharmacokinetic data from this study is expected in the second half of 2017 and the immunogenicity data is expected in the first half of 2018. We believe that the clinical program in the US may be leveraged for regulatory filings in other geographies, such as the European Union (EU).

PF582 – our ranibizumab (Lucentis) biosimilar candidate. PF582 is our biosimilar candidate to Lucentis, which is marketed by Genentech, Inc., a wholly-owned member of the Roche Group, and Novartis AG, for the treatment of patients with retinal diseases. Lucentis achieved approximately $3.6 billion in global product sales in 2015. In February 2015, we entered into a development and license agreement with Hospira, Inc., or Hospira, a subsidiary of Pfizer Inc. (collectively with Hospira, “Pfizer”) for the development and commercialization of PF582. For PF582, we completed a Phase 1/2 trial in patients with wet age-related macular degeneration, or wet AMD, with Pfizer. Following Pfizer’s strategic review of the therapeutic focus of its biosimilars pipeline, we entered into a Termination Agreement (the “Termination Agreement”) with Pfizer and agreed to terminate the development and license agreement. The termination accelerated recognition of $45.8 million of revenue that had been previously deferred. Under the terms of the Termination Agreement, all rights to PF582 were returned to us in August 2016. In the third quarter of 2016, we announced top-line results from the Phase 1/2 trial, which showed that PF582 was pharmacologically active and with a safety profile that was consistent with that of Lucentis. We enrolled a total of 25 VEGF-inhibitor naïve patients with neovascular AMD (13 received PF582, including one sentinel patient who received open label PF582, 12 received Lucentis). All patients received three monthly intravitreal injections. The primary endpoint of the study was safety and tolerability of PF582 compared to that of Lucentis. There were no clinically meaningful differences in adverse event profiles or intra-ocular pressure between PF582 and Lucentis. The efficacy and pharmacodynamic results indicated that there were no clinically meaningful differences in best corrected visual acuity or decreases in central retinal thickness between PF582 and Lucentis at any of the timepoints.

In addition to our two most advanced product candidates, our pipeline includes various other biosimilar candidates as well as vaccines and next generation biologic candidates. A few of those candidates include the following:

Px563L – our anthrax vaccine candidate funded by BARDA. In August 2016, we announced positive immunogenicity and safety data from Day 70 analysis of the Px563L anthrax vaccine study. The results indicated that the vaccine was well-tolerated and afforded immunogenicity protection with fewer doses than the currently licensed product. The randomized, double-blind, placebo-controlled Phase 1a study enrolled three cohorts in a dose-escalating manner (10 mcg, 50 mcg and 80 mcg of antigen). Within each cohort, subjects received Px563L, RPA563 or placebo in an 8:8:2 ratio. Subjects were administered two doses of vaccine or placebo 28 days apart. Interim results indicated that the vaccine was well-tolerated, with the potential to afford immunogenicity protection against anthrax infection after only two injections (vs. three for currently licensed anthrax vaccine product). Immunogenicity was assessed by toxin-neutralizing antibody (TNA) expressed as 50% neutralizing factor (NF50), with a threshold value ≥ 0.56 correlating with significant survival in animal models of anthrax infection. On Day 70, 100% of Px563L subjects at the 10 mcg and 80 mcg dose levels achieved a TNA NF50 ≥ 0.56, and 87.5% at the 50 mcg dose level achieved the target threshold. An additional success criterion for assessing anthrax vaccine immunogenicity is for the lower confidence limit (LCL), or the lower bound of 95%

confidence interval, of the percentage of subjects who met or exceeded the TNA NF50 threshold of 0.56, to be greater than or equal to 40%. On Day 70, all doses of Px563L exceeded this threshold, which was established by the currently licensed anthrax vaccine for the indication of post-exposure prophylaxis. In addition, we have developed a production process for the large scale manufacturing of bulk mrPA. We announced positive interim results from a Phase 1a study in healthy subjects in the second half of 2016, and we anticipate study completion in the first half of 2017.

PF690 – our pegaspargase (Oncaspar) biosimilar candidate. In July 2016, we entered into a license and option agreement with Jazz, pursuant to which we and Jazz will collaboratively develop certain hematology products, and Jazz will have the exclusive right to manufacture and commercialize such products throughout the world. In addition, pursuant to the agreement, we have granted Jazz certain other rights to negotiate the exclusive right to develop, manufacture and commercialize throughout the world other hematology products that are currently or in the future may be developed by us, including PF690 (pegaspargase), a biosimilar candidate to the reference product Oncaspar.

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

Transparency Market Research states that the global biologics market will expand at a healthy 10.9% compound annual growth rate from 2016 to 2024. If the number holds true, the market, which is valued at $210 billion in 2016, is expected to rise to $480 billion by 2024. We believe the emerging biosimilar market will be significant due to the large number of blockbuster products expected to lose patent protection in the next several years, abbreviated regulatory pathways for the approval of biosimilars and a mandate for lower drug costs by governments and private payers. A biosimilar is a biologic product that has been demonstrated to be highly similar to a biologic product that is already licensed, referred to as a reference product, notwithstanding minor differences in clinically inactive components, and where there are no clinically meaningful differences between the reference product and the biosimilar in terms of the safety, purity, and potency of the product. By 2020, 8 biologic products representing approximately $45.6 billion of aggregate 2015 product sales are expected to lose patent protection and become available globally for biosimilars according to IMS Health.

The market opportunities for our most advanced product candidates are substantial. Lucentis achieved approximately $3.6 billion in global product sales in 2015. By the second quarter of 2018, markets with 2015 Lucentis sales of approximately $530 million are expected to lose patent protection, and become available to biosimilars. Additionally, by the second quarter of 2020, markets with an additional $1.8 billion in 2015 Lucentis sales are expected to lose patent protection and become available for biosimilars, and after January 2022 markets with an additional $1.2 billion in 2015 sales are expected to also lose patent protection. Approximately $70 million in 2015 Lucentis sales come from markets for which accurate patent expiration dates are not available. Forteo achieved product sales of approximately $1.4 billion in 2015. Almost half of these product sales came from the US alone, followed by Japan. Forteo is expected to lose patent protection in the US, EU and Japan in 2019.

Our revenue for the years ended December 31, 2016, 2015, and 2014 was $60.2 million, $9.6 million, and $10.6 million, respectively. As a result of the termination of the development and license agreement with Pfizer in August 2016, $45.8 million of revenue was recognized that had been previously deferred. Our historical revenue has been primarily derived from monetizing our Pfēnex Expression Technology® through collaboration agreements, service agreements, government contracts and reagent protein product sales, which provide for various types of payments, including upfront payments, funding of research and development, milestone payments, intellectual property access fees and licensing fees. Currently, various government agencies are funding costs associated with our proprietary novel vaccine programs. As we continue to focus our business on the development of our product pipeline, we anticipate allocating fewer resources to certain aspects of our protein production activities that currently generate our revenue, which we expect will result in a decline of service-related revenue associated with protein production.

As of December 31, 2016, we had an accumulated deficit of $136.0 million of which $89.8 million was attributable to recognizing the accretion in the redemption value of our convertible preferred stock. We recognized net income of $5.5 million for the year ended December 31, 2016 and net losses of $28.2 million and $9.8 million for the years ended December 31, 2015 and 2014, respectively. We expect to incur substantial and increasing losses for the next several years as we develop and advance our lead product candidates through clinical development, expand our research and development activities, and prepare for the potential commercial launch of our lead product candidates. As a result, our research and development expenses will increase materially as we incur further costs of development. We currently utilize third-party clinical research organizations, or CROs, to carry out our clinical development and we do not yet have an extensive sales organization. We will need substantial additional funding to support our operating activities, especially as we approach anticipated regulatory approval in the United States, Europe and other territories, and begin to establish our commercialization capabilities. Adequate funding may not be available to us on commercially reasonable terms, or at all. Since our inception, we have funded our operations primarily through the sale and issuance of common stock in our public offerings, revenue from our collaboration agreements, government contracts, service agreements, and reagent protein product sales, our prior credit facility and the private placement of equity securities. We have devoted substantially all of our capital resources to the research and development of our product candidates and working capital requirements. Additionally, as we continue to focus our business on the development of our product pipeline, we anticipate allocating fewer resources to certain aspects of our protein production activities that currently generate our revenue, which we expect will result in a decline of service-related revenue.

Critical Accounting Policies, Significant Judgments and Use of Estimates

Our management’s discussion and analysis of financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States, or GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported revenue and expenses during the reporting periods. These items are monitored and analyzed by us for changes in facts and circumstances, and material changes in these estimates could occur in the future. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Changes in estimates are reflected in reported results for the period in which they become known. Actual results may differ materially from these estimates under different assumptions or conditions. Historical results are not necessarily indicative of future results.

We believe the following critical accounting policies involve significant judgements and estimates used in the preparation of our consolidated financial statements (see also Note 1 to our consolidated financial statements included in Item 8 of this Annual Report on Form 10-K).

Revenues

In accordance with GAAP, we recognize revenue when all of the following criteria are met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the seller’s price to the buyer is fixed or determinable; and (4) collectibility is reasonably assured.

We consider a variety of factors in determining the appropriate method of accounting for our licensing and collaboration agreements, including whether multiple deliverables can be separated and accounted for individually as separate units of accounting. Where there are multiple deliverables within a collaboration agreement that cannot be separated and therefore are combined into a single unit of accounting, revenues are deferred and recognized over the estimated period of performance. If the deliverables can be separated, we apply the relevant revenue recognition guidance to each individual deliverable. The specific methodology for the recognition of the underlying revenue is determined on a case-by-case basis according to the facts and circumstances applicable to each agreement.

Upfront, nonrefundable licensing payments are assessed to determine whether or not the licensee is able to obtain standalone value from the license apart from the other deliverables in the arrangement. Where the license does not have standalone value, non-refundable license fees are recorded as deferred revenue and recognized as revenue as we perform under the applicable agreement. Where the level of effort is relatively consistent over the performance period, we recognize fixed or determinable revenue on a straight-line basis over the estimated period of performance. Where the license has standalone value, we recognize total license revenue at the time all revenue recognition criteria have been met.

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

Revenue for our cost plus fixed fee government contracts is recognized in accordance with the authoritative guidance for revenue recognition including the authoritative guidance specific to federal government contractors. Reimbursable costs under our government contracts primarily include direct labor, materials, subcontracts, accountable property and indirect costs. In addition, we receive a fixed fee under our government contracts, which is unconditionally earned as allowable costs are incurred and is not contingent on success factors. Reimbursable costs under our government contracts, including the fixed fee, are recognized as revenue in the period the reimbursable costs are incurred and become billable.

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

Cost of Revenues

Cost of revenues includes costs incurred in connection with the execution of service contracts, government contracts, as well as costs to manufacture or purchase, package and ship our reagent products. Cost of revenues also includes development costs for our proprietary novel vaccine programs which are funded by various government agencies.

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

Stock-Based Compensation

We generally grant equity-based awards under our share-based equity incentive plans and employee stock purchase plan. We have granted, and may in the future grant, options and restricted stock awards to employees, directors, consultants and advisors under our 2014 and 2016 equity incentive plans and our employee stock purchase plan (“ESPP”).

As of December 31, 2016, there were no shares available for issuance under the 2009 Plan, 0.6 million shares available for issuance under the 2014 Plan, 0.3 million shares available for issuance under the 2016 Plan, and 1.0 million shares available for issuance under the ESPP.

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

See Note 11 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for information concerning certain of the specific assumptions used in applying the Black-Scholes option pricing model to determine the estimated fair value of employee stock options granted in 2016, 2015 and 2014.

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

Other Information

Income Tax Matters

We file U.S. federal income tax returns and California and Massachusetts state tax returns. We are also subject to income tax in India. To date, we have not been audited by the Internal Revenue Service or any state tax authority; however, tax years from and including 2012 remain open for examination by federal and state income tax authorities. We utilize the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement carrying amounts and tax basis of assets and liabilities using enacted tax rates in effect for years in which the temporary differences are expected to reverse. A deferred income tax asset or liability is computed for the expected future impact of differences between the financial reporting and income tax bases of assets and liabilities and for the expected future tax benefit, if any, to be derived from tax credits and loss carryforwards. Deferred income tax expense or benefit would represent the net change during the year in the deferred income tax asset or liability. Deferred tax assets, if any, are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

During the years ended December 31, 2016 and 2015, we recorded an income tax benefit of $0.2 million and an income tax provision of $0.5 million, respectively, which is principally attributable to U.S. federal and state income taxes. No income tax provision was recorded during the year ended December 31, 2014. Our practice is to recognize interest and/or penalties related to income tax matters in income tax expense. We had no accrual for interest or penalties on our consolidated balance sheets at December 31, 2016, 2015 and 2014.

As of December 31, 2016, we had federal and state research and development credits carryforwards of approximately $2.7 million and $1.7 million, respectively, to offset potential tax liabilities. The federal research and development credits have a 20-year carryforward period and being to expire in 2030 unless utilized. California research and development tax credits have no expiration. We have $19.9 million federal net operating loss carryforwards and $11.8 million of state net operating loss carryforwards as of December 31, 2016. The federal and state net operating losses can be carried forward until 2036 unless utilized.

Pursuant to Internal Revenue Code (IRC) Sections 382 and 383, annual use of our net operating loss and research and development credit carryforwards may be limited in the event a cumulative change in ownership of more than 50% occurs within a three-year period. We have completed an IRC Section 382/383 analysis regarding the limitation of net operating loss and research and development credit carryforwards and found that a greater than 50% cumulative change in ownership occurred in August of 2014 in conjunction with our initial public offering. We had significant built-in gains; therefore, all the pre-change net operating losses were available for utilization.

Results of Operations

Comparison of the years ended December 31, 2016, 2015 and 2014

The following table summarizes our net income (loss) during the periods indicated.

	Years Ended December 31,			% change from 2015 to 2016	% change from 2014 to 2015
	2016	2015	2014
	(in thousands)
Revenues	$60,194	$9,583	$10,644	528%	(10)%
Cost of revenues	5,313	4,640	7,233	15%	(36)%

Gross profit	54,881	4,943	3,411	1010%	45%
Operating expenses
Selling, general and administrative	17,340	14,598	9,003	19%	62%
Research and development	32,418	18,183	4,125	78%	341%

Total operating expense	49,758	32,781	13,128	52%	150%

Income (loss) from operations	5,123	(27,838)	(9,717)	118%	186%
Other income (expense)	149	74	(77)	101%	196%

Net income (loss) before income taxes	5,272	(27,764)	(9,794)	119%	183%
Income tax (expense) benefit	209	(452)	—	146%	(100)%

Net income (loss)	$5,481	$(28,216)	$(9,794)	119%	188%

Revenues

Revenue increased by $50.6 million, or 528%, from $9.6 million in 2015 to $60.2 million in 2016. The increase in revenue was primarily due to the termination of our development and license agreement with Pfizer. As a result of the termination in August 2016, the estimated performance period was accelerated resulting in the recognition of $45.8 million of revenue that had been previously deferred. As a result of the termination, we will not recognize any additional future revenue under the Pfizer development and license agreement. In addition, we recognized revenue of $4.9 million attributable to amortization of a development and license fee. We had a net increase in revenue of $0.9 million attributable to our Px563L product candidate under our government contracts, as the project moved into clinical trials in 2016, as well as a $0.6 million reduction in protein services revenue. We expect revenue related to our protein production services to decline in the near-term as we shift our resources to developing our product pipeline.

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

Cost of Revenues

Cost of revenue increased by $0.7 million, or 15%, to $5.3 million in 2016 compared to $4.6 million in 2015. The change was due primarily to a net increase of $0.7 million in costs for our proprietary novel vaccine program Px563L, which is funded by a government agency. Given the nature of the novel vaccine development process, these costs will fluctuate depending on stage of development.

Cost of revenue decreased by $2.6 million, or 36%, to $4.6 million in 2015 compared to $7.2 million in 2014. This change was due primarily to a net decrease of $2.0 million in costs for our proprietary novel vaccine program Px563L which is funded by a government agency, as development was completed and the manufacturing phase began in late 2015, as well as decreased costs of $0.2 million attributable to reduced activity related to our Px533 product candidate and a $0.1 million decrease due to reduced activity in protein services work.

Selling, General and Administrative

Selling, general and administrative expenses increased by $2.7 million, or 19% to $17.3 million in 2016 compared to $14.6 million in 2015. The increase in selling, general and administrative was primarily due to higher personnel-related expenses.

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

Research and Development

Research and development expenses increased by approximately $14.2 million, or 78%, to $32.4 million in 2016 compared to $18.2 million in 2015. The increase in research and development expenses was due to manufacturing and development activities of PF708, which is being developed as a therapeutically equivalent candidate Forteo, and our other biosimilar product candidates. The bioequivalence study for PF708 was completed in 2016 and additional expenses were incurred to support upcoming clinical trials and US regulatory submissions.

Research and development expenses increased by approximately $14.1 million, or 341%, to $18.2 million in 2015 compared to $4.1 million in 2014. The increase in research and development expenses was due primarily to manufacturing and development activities to support upcoming clinical studies and US regulatory submissions, as well as initiation of process development, offset by a decrease due to the Pfizer collaboration on PF582.

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

We expect research and development expenses to increase as we advance our lead candidates and pipeline product candidates. The funding necessary to bring a drug candidate to market is subject to numerous uncertainties. Once a drug candidate is identified, the further development of that drug candidate can be halted or abandoned at any time due to a number of factors. These factors include, but are not limited to, funding constraints, safety or a change in market demand. For each of our drug candidate programs, we periodically assess the scientific progress and merits of the programs to determine if continued research and development is economically viable. Certain of our programs may be terminated due to the lack of scientific progress and lack of prospects for ultimate commercialization.

Liquidity and Capital Resources

The following table summarizes our cash, cash equivalents and short term investments for the periods indicated:

	December 31,
	2016	2015
	(in thousands)
Cash, cash equivalents and short-term investments	$81,501	$106,162

To date, we have funded our operations primarily through the sale and issuance of common stock in our public offerings, revenue from our collaboration agreements, government contracts, service agreements, and reagent protein product sales, our prior credit facility and the private placement of equity securities. At December 31, 2016, we had $81.5 million in cash, cash equivalents and short-term investments compared to $106.2 million as of December 31, 2015 and $4.0 million in restricted cash as collateral for lines of credit at December 31, 2015. As of December 31, 2015, we had $3.8 million drawn under our prior $3.9 million Amended Credit Facility. In February 2016, we terminated the credit facility and repaid the amount outstanding using our restricted cash.

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

In August 2016, following Pfizer’s strategic review of the current therapeutic focus of its biosimilar pipeline, our development and license agreement with Pfizer was terminated and all rights to PF582 were returned to us. The termination accelerated recognition of $45.8 million of revenue that had been previously deferred. As a result of the termination of the development and license agreement with Pfizer, management is assessing all opportunities for the continued advancement of PF582, and we may need to obtain substantial additional sources of funding to develop PF582 as currently contemplated. If such additional funding is not available on favorable terms or at all, we may need to delay or reduce the scope of our PF582 development program, or grant rights in the United States, as well as outside the United States, to PF582 to one or more partners.

We believe that our existing cash and cash equivalents and our cash inflow from operations will be sufficient to meet our anticipated cash needs for at least the next 12 months. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. Further, our operating plan may change, and we may need additional funds to meet operational needs and capital requirements for product development and commercialization sooner than planned. We currently have no credit facility or committed sources of capital although we may receive milestone and other contingent payments under our current license and collaboration agreements. Our future capital requirements will depend on many factors, including:

•	the timing and extent of spending on our research and development efforts, including with respect to PF708 and PF582, and our other product candidates;

•	our ability to enter into and maintain collaboration, licensing, commercialization and other arrangements and the terms and timing of such arrangements;

•	the cost of manufacturing and commercialization activities, if any;

•	the receipt of any collaboration or milestone payments;

•	the scope, rate of progress, results and cost of our clinical trials, preclinical testing and other related activities;

•	the emergence of competing technologies or other adverse market developments;

•	the time and costs involved in seeking and obtaining regulatory and marketing approvals in multiple jurisdictions for our product candidates that successfully complete clinical trials;

•	the cost of preparing, filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights;

•	the introduction of new product candidates and the number and characteristics of product candidates that we pursue;

•	the timing, receipt and amount of sales, profit sharing or royalties, if any, from our potential products;

•	the degree and rate of market acceptance of any products launched by us or our collaboration partners;

•	the expansion of our sales and marketing activities; and

•	the potential acquisition and in-licensing of other technologies, products or assets.

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

Cash Flows

The following table sets forth the primary sources and uses of cash and cash equivalents for each of the periods presented below.

	Years Ended December 31,
	2016	2015	2014
	(in thousands)
Net cash (used in) provided by:
Operating activities	$(22,274)	$24,230	$(10,002)
Investing activities	(2,860)	(1,470)	934
Financing activities	473	37,680	50,836

Net increase (decrease) in cash and cash equivalents	$(24,661)	$60,440	$41,768

Net cash used in operating activities was $22.3 million for the year ended December 31, 2016 compared to net cash provided of $24.2 million for the year ended December 31, 2015. Net cash used in operating activities in

2016 was primarily attributable to our research and development activities associated with PF708 and our other product candidates, partially offset by $15 million of upfront and option payments received pursuant to our license and option agreement with Jazz. In addition, our general and administrative costs increased due to higher headcount and marketing and legal expenses. We anticipate using cash in operating activities for our research and development efforts for the foreseeable future.

Net cash provided by operating activities was $24.2 million for the year ended December 31, 2015 compared to net cash used of $10.0 million for the year ended December 31, 2014. Cash was provided mainly by the $51.0 million received from Pfizer in March 2015. This was offset by net losses associated with our research and development activities. In addition, we increased our general and administrative costs as a result of activities associated with operating as a publicly-traded company.

Net cash used in investing activities was $2.9 million for the year ended December 31, 2016 compared to net cash used of $1.5 million for the year ended December 31, 2015. We used $2.9 million and $1.5 million in 2016 and 2015, respectively, to purchase property and equipment.

Net cash used in investing activities was $1.5 million for the year ended December 31, 2015 compared to net cash provided of $0.9 million for the year ended December 31, 2014. We had no maturities of short-term investments in 2015 and $1.3 million in maturities of short-term investments in 2014. We used $1.5 million and $0.3 million in 2015 and 2014, respectively, to purchase property and equipment.

Net cash provided by financing activities was $0.5 million for the year ended December 31, 2016 compared to net cash provided of $37.7 million for the year ended December 31, 2015. Net cash provided by financing activities in 2016 resulted primarily from the issuance of common stock in connection with our Employee Stock Purchase Plan and exercises of stock options and a refund of the residual restricted cash resulting from the $3.8 million repayment of the Amended Credit Facility upon termination in February 2016. Net cash provided by financing activities in 2015 was primarily related to the net proceeds of $37.3 million from the issuance of our common stock in connection with our follow-on offering after deducting estimated offering expenses of approximately $0.7 million.

Net cash provided by financing activities was $37.7 million for the year ended December 31, 2015 compared to net cash provided of $50.8 million for the year ended December 31, 2014. In 2015, we received net proceeds of approximately $37.3 million from the issuance of our common stock in connection with our follow-on offering after deducting offering expenses. In 2014, we received net proceeds of approximately $50.6 million, from the issuance of our common stock in connection with our IPO after deducting offering expenses. We did not draw down on our prior revolving credit in 2015, but borrowed approximately $0.2 million in 2014. We received $0.3 million and $0.1 million in 2015 and 2014, respectively, for the issuance of common stock in connection with exercises of stock options.

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

In the normal course of business, we enter into contracts and agreements that contain a variety of representations and warranties and provide for indemnification, including our Strides Arcolab agreements described above. Our exposure under these agreements is unknown because it involves claims that may be made against us in the future, but have not yet been made. As of December 31, 2016, we have not paid any claims or been required to defend any action related to our indemnification obligations. However, we may record charges in the future as a result of these indemnification obligations.

Contractual Obligations and Commitments

The following summarizes our contractual obligations and commitments as of December 31, 2016:

	Payments due by period
Contractual Obligations (in thousands)	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Capital lease obligations	$100	$60	$26	$14	$—
Purchase obligations	15,807	15,320	487	—	—
Operating lease obligations	6,974	1,188	1,847	1,799	2,140

	$22,881	$16,568	$2,360	$1,813	$2,140

Purchase obligations represent agreements with contract research organizations and subcontractors to further develop our products. These contracts can be cancelled at any time, with some having certain cancellation fees associated with the termination of the contract, and others that only obligate us through the termination date.

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

In March 2016, we entered into an operating lease for lab equipment with estimated total payments of $0.7 million over the two-year term.

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, No. 2014-09 Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in ASC 605, Revenue Recognition. This ASU is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. Numerous updates were issued in 2016 that provide clarification on a number of specific issues as well as requiring additional disclosures. The effective date will be the first quarter of fiscal year 2019 using one of two retrospective application methods. We are in the process of determining the timing of adoption and the adoption method. We do not expect the new standard to have a material impact on the recognition of revenue from our reagent protein product sales. However, we continue to evaluate the impact that this guidance will have on our consolidated financial statements in connection with the contracts with BARDA and NIAID and our collaboration and license agreements.

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements—Going Concern. The provisions of ASU 2014-15 provide that, in connection with preparing financial statements for each annual and interim reporting period, an entity’s management should evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued. ASU 2014-15 is effective for the annual reporting period ending after December 15, 2016, and for annual and interim periods thereafter. Early adoption is permitted. We have adopted ASU No. 2014-15 for the year ended December 31, 2016 and the adoption did not have a material effect on our financial statement disclosures.

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

In March 2016, the FASB issued ASU 2016-09, Compensation-Stock Compensation (Topic 718), Improvements to Employee Share-Based Payment Accounting. ASU 2016-09 requires, among other elements, the excess tax benefits and deficiencies related to employee share-based payment awards and related dividends to be recorded in the statement of operations during the reporting period in which they occur. Additionally, it allows us to make an entity-wide accounting policy election to either estimate the number of awards that are expected to vest (consistent with current GAAP) or account for forfeitures when they occur. ASU 2016-09 also requires that all tax-related cash flows resulting from share-based payments, including the excess tax benefits related to the settlement of stock-based awards, be classified as cash flows from operating activities, and that cash paid by directly withholding shares for tax withholding purposes be classified as a financing activity in the Consolidated Statements of Cash Flows. We have elected to early adopt ASU 2016-09 in the fourth quarter of fiscal 2016. Amendments requiring recognition of excess tax benefits and tax deficiencies within the Consolidated Statements of Operations were adopted prospectively and resulted in the recognition of no excess tax benefits within income tax (benefit) expense, as any impact is offset by a change in valuation allowance. We have elected to continue to estimate forfeitures expected to occur to determine the amount of compensation expense to be recognized in each period. ASU 2016-09 amendments related to presentation within the Consolidated Statements of Cash Flows were applied prospectively and resulted in no reclassification of excess tax benefits related to the settlement of stock-based awards from financing to operating activities, and no taxes paid related to net share settlements of stock-based compensation awards from operating activities to financing activities for the year ended December 31, 2016.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, which clarifies the presentation of restricted cash and restricted cash equivalents in the statements of cash flows. Under the ASU, restricted cash and restricted cash equivalents are included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts presented on the statements of cash flows. The ASU is intended to reduce diversity in practice in the classification and presentation of changes in restricted cash on the Consolidated Statement of Cash Flows. The ASU requires that the Consolidated Statement of Cash Flows explain the change in total cash and equivalents and amounts generally described as restricted cash or restricted cash equivalents when reconciling the beginning-of-period and end-of-period total amounts. The ASU also requires a reconciliation between the total of cash and equivalents and restricted cash presented on the Consolidated Statement of Cash Flows and the cash and equivalents balance presented on the Consolidated Balance Sheet. The ASU is effective retrospectively on January 1, 2018, with early adoption permitted. We do not expect the adoption of the ASU to have a material effect on its results of operations, financial condition or cash flows.

Segment Information

We operate in one segment. Management uses one measurement of profitability and does not segregate its business for internal reporting. During 2016, substantially all of our long-lived assets were located within the United States. With the exception of $0.1 million of long-lived assets held by a third-party vendor in India for manufacturing purposes, during 2015 all of our long-lived assets were located within the United States. During 2014, all of our long-lived assets were located within the United States.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risk in the ordinary course of our business. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of fluctuations in interest rates and foreign currency exchange rates. As of December 31, 2016, we did not hold or issue financial instruments for trading purposes.

Interest rate fluctuation risk

The primary objective of our investment activities is to preserve our capital to fund our operations. We also seek to maximize income from our cash and cash equivalents without assuming significant risk. To achieve our objectives, we invest our cash and cash equivalents in money market funds, treasury obligations, short term certificates of deposit and high-grade corporate securities, directly or through managed funds, with maturities of six months or less. As of December 31, 2016, we had cash and cash equivalents of $81.5 million consisting of cash of $4.5 million and investments of $77.0 million in highly liquid U.S. money market funds. A portion of our investments may be subject to interest rate risk and could fall in value if market interest rates increase. However, because our investments are primarily short-term in duration, we believe that our exposure to interest rate risk is not significant and a 100 basis point movement in market interest rates would not have a significant impact on the total value of our portfolio. We actively monitor changes in interest rates.

Foreign currency exchange risk

We contract with clinical research organizations, investigational sites and suppliers in foreign countries. We are therefore subject to fluctuations in foreign currency rates in connection with these agreements. We have not entered into any material foreign currency hedging contracts although we may do so in the future. To date we have not incurred any material effects from foreign currency changes on these contracts. The effect of a 10% adverse change in exchange rates on foreign currency denominated cash and payables as of December 31, 2016 would not have been material. However, fluctuations in currency exchange rates could harm our business in the future.

Inflation risk

Inflation may affect us by increasing our cost of labor and clinical trial costs. We do not believe that inflation has had a material effect on our business, financial condition or results of operations for any period presented herein.

Item 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Pfenex Inc.:

We have audited the accompanying consolidated balance sheet of Pfenex Inc. and subsidiary as of December 31, 2016, and the related consolidated statements of operations, changes in redeemable convertible preferred stock and stockholders’ equity (deficit), and cash flows for the year ended December 31, 2016. In connection with our audit of the consolidated financial statements, we have also audited the financial statement schedule II for the year ended December 31, 2016. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Pfenex Inc. and subsidiary as of December 31, 2016, and the results of their operations and their cash flows for the year ended December 31, 2016, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule II for the year ended December 31, 2016, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

San Diego, California

March 15, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Pfenex Inc.

San Diego, California

We have audited the accompanying consolidated balance sheet of Pfenex Inc. (the “Company”) as of December 31, 2015, and the related consolidated statements of operations, changes in redeemable convertible preferred stock and stockholders’ equity (deficit) and cash flows for each of the years ended December 31, 2015 and 2014. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule for each of the years ended December 31, 2015 and 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Pfenex Inc. as of December 31, 2015, and the consolidated results of its operations and its cash flows for each of the years ended December 31, 2015 and 2014 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule for each of the years ended December 31, 2015 and 2014, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ HASKELL & WHITE LLP

HASKELL & WHITE LLP

San Diego, California

March 10, 2016

PFENEX INC.

Consolidated Balance Sheets

	December 31,
	2016	2015
	(in thousands)
Assets
Current assets
Cash and cash equivalents	$81,501	$106,162
Restricted cash	—	3,959
Accounts and unbilled receivables, net	2,822	2,683
Income tax receivable	717	508
Other current assets	1,878	1,718

Total current assets	86,918	115,030
Deferred income taxes	—	1,955
Property and equipment, net	5,246	3,179
Other long term assets	80	121
Intangible assets, net	5,301	5,832
Goodwill	5,577	5,577

Total assets	$103,122	$131,694

Liabilities, Redeemable Convertible Preferred Stock and Stockholders’ Equity
Current liabilities
Accounts payable	$1,284	$886
Accrued liabilities	9,412	5,997
Current portion of deferred revenue	6,516	3,870
Line of credit obligation	—	3,813
Income tax payable	—	1,676

Total current liabilities	17,212	16,242
Deferred revenue, less current portion	5,739	44,225
Other long-term liabilities	26	46

Total liabilities	22,977	60,513
Commitments and contingencies
Stockholders’ equity
Preferred stock, $0.001 par value, 10,000,000 shares authorized; no shares issued and outstanding
Common stock, par value $0.001, 200,000,000 shares authorized at December 31, 2016 and 2015, respectively, 23,429,501 and 23,316,413 shares issued and outstanding at December 31, 2016 and 2015, respectively	24	24
Additional paid-in capital	216,144	212,661
Accumulated deficit	(136,023)	(141,504)

Total stockholders’ equity	80,145	71,181

Total liabilities and stockholders’ equity	$103,122	$131,694

The accompanying notes are an integral part of these consolidated financial statements.

PFENEX INC.

Consolidated Statements of Operations

	Years Ended December 31,
	2016	2015	2014
	(in thousands except for per share data)
Revenues	$60,194	$9,583	$10,644
Cost of revenues	5,313	4,640	7,233

Gross profit	54,881	4,943	3,411

Operating expense
Selling, general and administrative	17,340	14,598	9,003
Research and development	32,418	18,183	4,125

Total operating expense	49,758	32,781	13,128

Income (loss) from operations	5,123	(27,838)	(9,717)
Other income (expense), net	149	74	(77)

Net income (loss) before income taxes	5,272	(27,764)	(9,794)
Income tax benefit (expense)	209	(452)	—

Net income (loss)	$5,481	$(28,216)	$(9,794)

Net income (loss) per common share basic	$0.23	$(1.26)	$(1.04)

Net income (loss) per common share diluted	$0.23	$(1.26)	$(1.04)

Weighted-average common shares used to compute basic net income (loss) per share	23,389	22,376	9,441

Weighted-average common shares used to compute diluted net income (loss) per share	23,688	22,376	9,441

The accompanying notes are an integral part of these consolidated financial statements

PFENEX INC.

Consolidated Statements of Changes in Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(in thousands)

	Redeemable Convertible A-2 Preferred Stock		Redeemable Convertible A-1 Preferred Stock		Common Stock		Additional Paid in Capital	Accumulated Earnings (Deficit)	Total Stockholders’ Equity/ (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at January 1, 2014	3,556	$49,200	4,979	$63,980	1,542	$2	$—	$(94,453)	$(94,451)
Exercise of stock options	—	—	—	—	104	1	55	—	56
Stock-based compensation expense	—	—	—	—	—	—	404	—	404
Accretion of redemption value	—	200	—	560	—	—	(93)	(667)	(760)
Preferred stock dividends paid in common shares	—	—	—	—	1,218	1	7,306	(7,307)	—
Conversion of preferred stock to common stock	(3,556)	(49,400)	(4,979)	(64,540)	8,635	9	113,931	—	113,940
Issuance of common stock, net of discount	—	—	—	—	9,429	9	52,605	—	52,614
Repurchase of common stock	—	—	—	—	(423)	(1)	(130)	—	(131)
Offering costs	—	—	—	—	—	—	(2,003)	—	(2,003)
Common stock forfeiture	—	—	—	—	(100)	—	(1)	—	(1)
Beneficial dividend	—	—	—	—	—	—	1,067	(1,067)	—
Net loss	—	—	—	—	—	—	—	(9,794)	(9,794)

Balance at December 31, 2014	—	$—	—	$—	20,405	$21	$173,141	$(113,288)	$59,874
Exercise of stock options	—	—	—	—	277	—	201	—	201
Issuance of common stock under employee stock purchase plan	—	—	—	—	24	—	140	—	140
Stock-based compensation expense	—	—	—	—	—	—	1,840	—	1,840
Issuance of common stock, net of discount	—	—	—	—	2,610	3	38,025	—	38,028
Offering costs	—	—	—	—	—	—	(686)	—	(686)
Net loss	—	—	—	—	—	—	—	(28,216)	(28,216)

Balance at December 31, 2015	—	$—	—	$—	23,316	$24	$212,661	$(141,504)	$71,181
Exercise of stock options	—	—	—	—	78	—	123	—	123
Issuance of common stock under employee stock purchase plan	—	—	—	—	36	—	204	—	204
Stock-based compensation expense	—	—	—	—	—	—	3,156	—	3,156
Net income	—	—	—	—	—	—	—	5,481	5,481

Balance at December 31, 2016	—	$—	—	$—	23,430	$24	$216,144	$(136,023)	$80,145

The accompanying notes are an integral part of these consolidated financial statements

PFENEX INC.

Consolidated Statements of Cash Flows

	Years Ended December 31,
	2016	2015	2014
	(in thousands)
Cash flows from operating activities
Net income (loss)	$5,481	$(28,216)	$(9,794)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation and amortization	670	541	465
Amortization of intangible assets	531	531	529
Deferred income taxes	1,955	(1,955)	—
Stock-based compensation expense	3,156	1,840	404
Loss on disposal of property and equipment	250	59	—
Changes in operating assets and liabilities
Accounts and unbilled receivables	(139)	(1,099)	1,877
Other current assets	(160)	58	(1,466)
Notes receivable from related parties	—	—	95
Other long term assets	25	(68)	(17)
Accounts payable	431	(243)	(675)
Accrued liabilities	3,250	3,318	(365)
Deferred revenue	(35,840)	47,894	(1,051)
Income tax (receivable) payable	(1,884)	1,570	(4)

Net cash provided by (used in) operating activities	(22,274)	24,230	(10,002)

Cash flows from investing activities
Sales/maturities of investments	—	—	1,250
Acquisitions of property and equipment	(2,868)	(1,470)	(316)
Proceeds from sales of equipment	8	—	—

Net cash provided by (used in) investing activities	(2,860)	(1,470)	934

Cash flows from financing activities
Borrowings under line of credit agreement	—	—	223
Repayments of borrowings under line of credit agreement	(3,813)	—	—
Restricted cash	3,959	(4)	74
Repurchase of common stock	—	—	(131)
Proceeds from exercise of stock options and other stock issuances	327	342	56
Proceeds from issuance of common shares from initial public offering	—	—	50,614
Proceeds from issuance of common shares from secondary offering	—	37,342	—

Net cash provided by financing activities	473	37,680	50,836

Net increase (decrease) in cash and cash equivalents	(24,661)	60,440	41,768
Cash and cash equivalents
Beginning of year	106,162	45,722	3,954

End of year	$81,501	$106,162	$45,722

Supplemental schedule of cash flow information
Cash paid for interest	$30	$104	$91
Cash paid for taxes	$32	$942	$25
Non-cash financing and investing transactions
Conversion of preferred stock to common stock	$—	$—	$113,940
Preferred stock dividends paid in common shares	$—	$—	$7,307
Beneficial dividend	$—	$—	$1,067
Reclass from permanent to temporary equity and accretion of preferred stock redemption value	$—	$—	$760
Capital lease obligation	$42	$89	$130
Purchases of property and equipment included in accounts payable and accrued liabilities	$248	$—	$—

The accompanying notes are an integral part of these consolidated financial statements

PFENEX INC.

Notes to Consolidated Financial Statements

1. Organization and Summary of Significant Accounting Policies

Business Activities and Organization

Pfenex Inc. (“Company” or “Pfenex”) was incorporated in the state of Delaware in 2009. Pfenex is a clinical-stage biotechnology company engaged in the development of biosimilar and therapeutic equivalents to branded therapeutics and other high-value and difficult to manufacture proteins. The Company’s lead product candidates are PF708 and PF582. PF708 is a therapeutic equivalent candidate to Forteo (teriparatide), marketed by Eli Lilly and Company, for the treatment of osteoporosis. A bioequivalence study for PF708 was completed in the second quarter of 2016. The interim pharmacokinetic data from this study is expected in the second half of 2017 and the immunogenicity data is expected in the first half of 2018. PF582, a biosimilar to Lucentis (ranibizumab), is marketed by Genentech, Inc., a wholly-owned member of the Roche Group and Novartis AG, for the treatment of patients with retinal diseases. The Company completed a Phase 1/2 trial in patients with wet age-related macular degeneration, or wet AMD, with Hospira, Inc. (“Hospira”), a subsidiary of Pfizer Inc. (collectively with Hospira, “Pfizer”). Pfenex regained full rights to PF582 following Pfizer’s strategic review of the therapeutic focus of its biosimilars pipeline. To that effect, in August 2016, the Company and Pfizer entered into a termination agreement, pursuant to which the development and license agreement was terminated and all rights to PF582 were returned to the Company. The termination accelerated recognition of $45.8 million of revenue that had been previously deferred. The Company also announced top-line results from the Phase 1/2 trial, which showed that PF582 was pharmacologically active and with a safety profile that was consistent with that of Lucentis. In addition to the Company’s two lead product candidates, its pipeline includes various other biosimilar candidates as well as vaccines and next generation biologic candidates. The Company initiated a Phase 1a study for its recombinant anthrax vaccine at the end of 2015 and announced interim Day 70 results in the third quarter of 2016.

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

Follow-on Public Offering

In April 2015, the Company completed a follow-on public offering pursuant to which it sold 2,610,000 shares of its common stock at a price to the public of $15.50 per share. In addition, certain existing stockholders sold 4,140,000 shares of common stock in the underwritten public offering at the same per-share price. The total proceeds the Company received from the offering were approximately $38.0 million, net of underwriting discounts and commissions of approximately $2.4 million. After deducting estimated offering expenses of $0.7 million, net proceeds to the Company were $37.3 million.

Subsidiary—Pfenex India Development Private Limited (“Pfenex India”)

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

Pfenex India uses its local currency, the India Rupee, as its functional currency, the local currency denominated assets and liabilities are translated at the period end exchange rates, and costs and expenses are translated at the period end exchange rates during the periods then ended. No gain or loss resulting from foreign currency translation is included as a component of accumulated other comprehensive income or loss because the impact was immaterial.

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”), and reflect all of our activities, including those of our wholly-owned subsidiary. All material intercompany accounts and transactions have been eliminated in consolidation. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. These adjustments consist of normal and recurring accruals, as well as non-recurring charges.

Certain immaterial reclassifications of 2015 amounts have been made to conform with the 2016 presentation.

Segments

The Company operates in one segment. Management uses one measurement of profitability and does not segregate its business for internal reporting. During 2016, substantially all of the Company’s long-lived assets were located within the United States.

Use of Estimates

The preparation of the accompanying consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts (including assets, liabilities, revenues and expenses) and related disclosures. Estimates have been prepared on the basis of the most current and best available information. However, actual results could differ from those estimates.

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

Concentrations

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents, investments and accounts and unbilled receivables. The Company has established guidelines intended to limit its exposure to credit risk by placing investments with high credit quality financial institutions, diversifying its investment portfolio and placing investments with maturities that help maintain safety and liquidity. All cash and cash equivalents were held at four major financial institutions as of December 31, 2016 and three major financial institutions as of December 31, 2015. For the Company’s cash position of $81.5 million as of December 31, 2016, the Company has exposure to credit loss for amounts in excess of insured limits in the event of non-performance by the institutions; however, the Company does not anticipate non-performance.

Additional credit risk is related to the Company’s concentration of receivables. As of December 31, 2016, receivables were concentrated among three customers representing 89% of total net receivables and one customer as of December 31, 2015, representing 88%. The Company recognized $45.8 million in revenue upon termination of the Pfizer agreement in August 2016. Revenue from Pfizer represented 80% of total revenue for the year ended December 31, 2016. Two customers, including Pfizer, represented 70% of total revenue for the year ended December 31, 2015. For the year ended December 31, 2014, revenue was concentrated among three customers, representing 82% of total revenues. There were no supplier concentrations.

A portion of revenue is earned from sales outside the United States. Non-U.S. revenue is denominated in U.S. dollars. A breakdown of the Company’s revenue from U.S. and non-U.S. sources for the years ended December 31, 2016, 2015 and 2014 is as follows:

	Years Ended December 31,
	2016	2015	2014
	(in thousands)
US Revenue	$54,641	$8,399	$8,782
Non-US Revenue	5,553	1,184	1,862

	$60,194	$9,583	$10,644

For the years ended December 31, 2016 and 2015, no single foreign country accounted for more than 10% of the Company’s revenues. For the year ended December 31, 2014, Germany accounted for 10% of the Company’s revenues.

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

As of December 31, 2016, the Company had an accumulated deficit of $136.0 million and expects to incur substantial operating losses for the next several years. It will need to obtain additional financing in order to complete clinical studies and launch and commercialize any product candidates for which it receives regulatory approval. There can be no assurance that such financing will be available or will be at terms acceptable by the Company.

Accounts and Unbilled Receivables

Accounts receivable represent primarily commercial receivables associated with the Company’s service fees, license fees, product sales and receivables from U.S. government contracts. Accounts receivable amounted to $1.9 million and $1.1 million as of December 31, 2016 and 2015, respectively. Unbilled receivables represent reimbursable costs in excess of billings and, where applicable, accrued profit related to long-term government contracts for which revenue has been recognized, but the customer has not yet been billed. Unbilled receivables amounted to $1.0 million and $2.0 million as of December 31, 2016 and 2015, respectively.

The Company evaluates the collectability of its receivables based on a variety of factors, including the length of time the receivables are past due, the financial health of its customers and historical experience. Based upon the review of these factors, the Company recorded an allowance for doubtful accounts of $0.1 million and $0.4 million at December 31, 2016 and 2015, respectively.

Fair Value of Financial Instruments

Financial instruments, including cash, cash equivalents, restricted cash and the lines of credit, are carried at cost, which management believes approximates fair value because of the short-term maturity of these instruments.

Fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, a three-tier fair value hierarchy has been established, which prioritizes the inputs used in measuring fair value as follows:

•	Level 1—Observable inputs such as quoted prices in active markets for identical assets or liabilities. Level 1 assets at December 31, 2016 and December 31, 2015 included the Company’s cash and cash equivalents. There were no Level 1 liabilities;

•	Level 2—Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly. The Company had no Level 2 assets or liabilities at December 31, 2016 or December 31, 2015; and

•	Level 3—Unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of assets or liabilities in which there is little or no market data. The Company had no Level 3 assets or liabilities at December 31, 2016 or December 31, 2015.

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

Impairment of Long-Lived Assets Other Than Goodwill

The Company assesses potential impairments to its long-lived assets whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. If indicators of impairment exist, the Company assesses the recoverability of the affected long-lived assets by determining whether the carrying value of such assets can be recovered through undiscounted future operating cash flow expected to result from the use of the assets. If the carrying amount is not recoverable, the Company measures the amount of any impairment by comparing the carrying value of the asset to the present value of the expected future cash flows associated with the use of the asset. No impairment was noted as of the years ended December 31, 2016 and 2015.

Goodwill

Goodwill is the excess of purchase price over the aggregate fair values of tangible and intangible assets acquired, less liabilities assumed, in a business combination. The Company does not amortize goodwill. Instead, goodwill is tested for impairment annually and between annual tests if the Company becomes aware of an event or a change in circumstances that would indicate the carrying amount may be impaired. The Company performs its annual impairment testing as of December 31st of each year. The Company will first assess qualitative factors to determine whether the existence of events or circumstances suggests that it is more likely than not that goodwill is impaired. Unless it is more likely than not that goodwill is impaired, the Company does not perform the two-step impairment test. The Company’s determination as to whether, and, if so, the extent to which, goodwill becomes impaired is highly judgmental and based on assumptions regarding its projected future operating results, changes in the manner of its use of the acquired assets or its overall business strategy and regulatory, market and economic environment and trends. No impairment was noted as of December 31, 2016 and 2015.

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

The Company assesses milestone payments on an individual basis and recognizes revenue from nonrefundable milestone payments when the earnings process is complete and the payment is reasonably assured. Nonrefundable milestone payments related to arrangements under which the Company has continuing performance obligations are recognized as revenue upon achievement of the associated milestone, provided that (i) the milestone event is substantive and its achievability was not reasonably assured at the inception of the agreement, and (ii) the amount of the milestone payment is reasonable in relation to the effort expended or the risk associated with the milestone event. The Company recognized $0.8 million in connection with the achievement of certain milestones under a development and license agreement for the year ended December 31, 2016. For the years ended December 31, 2015 and 2014, no revenue in connection with the achievement of milestones has been recognized.

The Company’s reagent protein products are comprised of internally developed reagent protein products and those purchased from original manufacturers for resale. Revenues for reagent product sales are reflected net of attributable sales tax. The Company generally offers a 30 day return policy. The Company recognizes reagent product revenue from product sales when it is realized or realizable and earned. As of December 31, 2016, the Company has had minimal product returns related to reagent protein product sales. No reserve for warranty and return rights was recorded as of December 31, 2016, and reserves of $1 thousand and $10 thousand had been recorded as of December 31, 2015 and 2014, respectively. The reserve is a component of accounts and unbilled receivables, net in the accompanying consolidated balance sheets.

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

Preclinical and Clinical Trial Accruals

The Company’s clinical trial accruals are based on estimates of patient enrollment and related costs at clinical investigator sites, as well as estimates for the services received and efforts expended pursuant to contracts with multiple research institutions and clinical research organizations that conduct and manage clinical trials on the Company’s behalf.

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

Research and Development Expenses

Research and development expenses are recognized as incurred and amounted to $32.4 million, $18.2 million and $4.1 million for the years ending December 31, 2016, 2015 and 2014, respectively.

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

Income Taxes

Income taxes are accounted for under the asset-and-liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company recognizes the effect of income tax positions only if those positions are more likely than not of being sustained. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. The Company accounts for interest and penalties related to income tax matters, if any, as a component of income tax expense or benefit.

Net Income (Loss) per Share of Common Stock

Basic net income (loss) per common share is calculated by dividing the net income (loss) attributable to common stockholders by the weighted-average number of common shares outstanding during the period, without consideration for potentially dilutive securities. Diluted net income (loss) per share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding and potentially dilutive securities during the period under the treasury stock method. For purposes of the diluted net income (loss) per share calculation, stock options and employee purchase plan shares are considered to be potentially dilutive securities. Securities are excluded from the computation of diluted net income (loss) per share if their effect would be anti-dilutive to earnings per share. Because the Company has reported a net loss for the years ended December 31, 2015 and 2014, diluted net loss per common share is the same as basic net loss per common share for those periods. There were no accumulated dividends related to preferred stock at December 31, 2016, 2015 or 2014. Immediately prior to the IPO, the Company issued shares of common stock in connection with the payment of all accrued and unpaid dividends on the preferred stock upon the conversion of the convertible preferred stock to common stock. See Note 8—Common Stock and Preferred Stock.

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09 Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in ASC 605, Revenue Recognition. This ASU is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. Numerous updates were issued in 2016 that provide clarification on a number of specific issues as well as requiring additional disclosures. The effective date will be the first quarter of fiscal year 2019 using one of two retrospective application methods. The Company is in the process of determining the timing of adoption and the adoption method. It does not expect the new standard to have a material impact on the recognition of revenue from its reagent protein product sales. However, the Company continues to evaluate the impact that this guidance will have on its consolidated financial statements in connection with the contracts with BARDA and NIAID and its collaboration and license agreements.

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements — Going Concern. The provisions of ASU 2014-15 provide that, in connection with preparing financial statements for each annual and interim reporting period, an entity’s management should evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued. ASU 2014-15 is effective for the annual reporting period ending after December 15, 2016, and for annual and interim periods thereafter. Early adoption is permitted. The Company has adopted ASU No. 2014-15 for the year ended December 31, 2016 and the adoption did not have a material effect on its financial statement disclosures.

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

In March 2016, the FASB issued ASU 2016-09, Compensation-Stock Compensation (Topic 718), Improvements to Employee Share-Based Payment Accounting. ASU 2016-09 requires, among other elements, the excess tax benefits and deficiencies related to employee share-based payment awards and related dividends to be recorded in the statement of operations during the reporting period in which they occur. Additionally, it allows the Company to make an entity-wide accounting policy election to either estimate the number of awards that are expected to vest (consistent with current GAAP) or account for forfeitures when they occur. ASU 2016-09 also requires that all tax-related cash flows resulting from share-based payments, including the excess tax benefits related to the settlement of stock-based awards, be classified as cash flows from operating activities, and that cash paid by directly withholding shares for tax withholding purposes be classified as a financing activity in the Consolidated Statements of Cash Flows. The Company has elected to early adopt ASU 2016-09 in the fourth quarter of fiscal 2016. Amendments requiring recognition of excess tax benefits and tax deficiencies within the Consolidated Statements of Operations were adopted prospectively and resulted in the recognition of no excess tax benefits within income tax (benefit) expense, as any impact is offset by a change in valuation allowance. The Company has elected to continue to estimate forfeitures expected to occur to determine the amount of compensation expense to be recognized in each period. ASU 2016-09 amendments related to presentation within the Consolidated Statements of Cash Flows were applied prospectively and resulted in no reclassification of excess tax benefits related to the settlement of stock-based awards from financing to operating activities, and no taxes paid related to net share settlements of stock-based compensation awards from operating activities to financing activities for the year ended December 31, 2016.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, which clarifies the presentation of restricted cash and restricted cash equivalents in the statements of cash flows. Under the ASU, restricted cash and restricted cash equivalents are included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts presented on the statements of cash flows. The ASU is intended to reduce diversity in practice in the classification and presentation of changes in restricted cash on the Consolidated Statement of Cash Flows. The ASU requires that the Consolidated Statement of Cash Flows explain the change in total cash and equivalents and amounts generally described as restricted cash or restricted cash equivalents when reconciling the beginning-of-period and end-of-period total amounts. The ASU also requires a reconciliation between the total of cash and equivalents and restricted cash presented on the Consolidated Statement of Cash Flows and the cash and equivalents balance presented on the Consolidated Balance Sheet. The ASU is effective retrospectively on January 1, 2018, with early adoption permitted. The Company does not expect the adoption of the ASU to have a material effect on its results of operations, financial condition or cash flows.

2. Fair Value Measurements

The fair value measurements of the Company’s cash equivalents and investments, which are measured at fair value on a recurring basis as of December 31, 2016 and 2015, were determined using the inputs described above and are as follows:

	Total	Fair Value Measurements at Reporting Data Using
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
December 31, 2016
Cash and money market funds	$81,501	$81,501	$—	$—

Total assets measured at fair value	$81,501	$81,501	$—	$—

December 31, 2015
Cash and money market funds	$110,121	$110,121	$—	$—

Total assets measured at fair value	$110,121	$110,121	$—	$—

The Company’s policy is to recognize transfers between levels of the fair value hierarchy on the date of the event or change in circumstances that caused the transfer. There were no significant transfers into or out of Level 1, 2, or 3 for the years ended December 31, 2016 and 2015.

3. Property and Equipment

Property and equipment consisted of the following:

	December 31,
	2016	2015
	(in thousands)
Furniture and equipment	$350	$175
Computers and IT equipment	290	267
Purchased software	869	728
Lab and research equipment	5,022	3,879
Leasehold improvements	739	463
Construction-in-progress	575	1
Other fixed assets	64	64

Total property and equipment, gross	7,909	5,577
Less: accumulated depreciation and amortization	(2,663)	(2,398)

Total property and equipment, net	$5,246	$3,179

Total property and equipment assets under capital lease were $0.2 million as of December 31, 2016 and 2015. Accumulated depreciation related to assets under capital lease as of these dates were $40 thousand and $19 thousand, respectively. For the years ended December 31, 2016, 2015 and 2014, total depreciation and amortization expense was $0.7 million, $0.5 million, and $0.5 million each year and is included in selling, general and administrative expenses and research and development in the accompanying consolidated statements of operations as follows:

	Years ended December 31,
	2016	2015	2014
	(in thousands)
Selling, general and administrative	$254	$267	$366
Research and development	416	274	99

Total depreciation and amortization expense	$670	$541	$465

4. Intangible Assets

Intangible assets consisted of the following:

	December 31,
	2016	2015
	(in thousands)
Customer relationships	$3,750	$3,750
Developed technology	4,400	4,400
Trade names	910	910

Gross intangible assets	9,060	9,060
Less: Accumulated amortization	(3,759)	(3,228)

Total intangible assets, net	$5,301	$5,832

Amortization expense related to intangible assets was $0.5 million for each of the years ended December 31, 2016, 2015 and 2014. Amortization expense is included within selling, general and administrative expense in the accompanying consolidated statements of operations. As of December 31, 2016, estimated amortization expense for the next five years amounts to approximately $0.5 million per year.

5. Accrued Liabilities

Accrued liabilities consisted of the following:

	December 31,
	2016	2015
	(in thousands)
Accrued vacation	$553	$438
Deferred rent	627	380
Accrued bonuses	1,385	1,239
Other accrued employee-related liabilities	293	205
Accrued professional fees	266	447
Accrued supplier liability	428	90
Accrued subcontractor costs	4,974	2,913
Other accrued liabilities	886	285

Total accrued liabilities	$9,412	$5,997

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

The Company recognized $8 thousand, $90 thousand and $85 thousand of interest expense related to the Amended Credit Facility and LOCs for each of the years ended December 31, 2016, 2015 and 2014, respectively.

7. Commitments and Contingencies

Lease Agreements

In June 2010, the Company entered into an operating lease agreement (“Lease”) with a landlord for an initial term of 10 years, for its corporate headquarters comprised of one building located in San Diego, California. Occupation of the premises under the Lease began in April 2011. Under the terms of the Lease, the Company pays annual base rent, subject to an annual fixed percentage increase, plus its share of common operating expenses and tax obligations. The annual base rent was subject to abatement of 50% for the first year of the Lease. The Company recognizes rent expense on a straight-line basis over the lease term.

In September 2014, the Company amended the Lease to extend the term for an additional three years through March 31, 2024 and to an additional 7,315 square feet of leased space. The extended term on the existing space increased total estimated rent payments by approximately $1.4 million. Base rent payments for the new space commenced in December 2014 and increased total estimated rent payments over the life of the Lease by approximately $1.5 million. In November 2015, the Company further amended the Lease to add facilities consisting of 16,811 square feet. Base rent payments for the new space commenced in March 2016 and June 2016 and increased total estimated rent payments over the life of the Lease by approximately $2.3 million. In January 2017, a sublease agreement was executed with a tenant to lease a portion of leased space from the Company for eight months. The amounts received are offset against rent expense and are shown as a decrease in commitments.

Rent expense was $0.7 million, $0.5 million, and $0.4 million for the years ended December 31, 2016, 2015 and 2014, respectively, which is included in selling, general and administrative and research and development expenses in the accompanying consolidated statements of operations as follows:

	Years Ended December 31,
	2016	2015	2014
	(in thousands)
Selling, general and administrative	$375	$290	$279
Research and development	364	248	99

Total rent expense	$739	$538	$378

In addition to the Lease, the Company has entered into operating and capital lease agreements for office and lab equipment that expire at various dates through December 2021.

As of December 31, 2016, the total estimated future annual minimum lease payment obligations under the Company’s non-cancelable leasing arrangements, including the facilities lease described above, are as follows:

	Payment Amounts
	Operating Leases	Capital Leases	Total
	(in thousands)
2017	$1,188	$60	$1,248
2018	963	13	976
2019	884	13	897
2020	891	13	904
2021 and thereafter	3,048	1	3,049

Total future minimum lease payments	$6,974	$100	$7,074

Clinical Study and Development Activity Commitments

The Company has entered into agreements with contract research organizations and subcontractors to further develop our products. The total contracted costs under these arrangements totaled approximately $20.9 million as of December 31, 2016, of which $5.1 million has been incurred to date. These contracts can be cancelled at any time, with some having certain cancellation fees associated with the termination of the contract, and others that only obligate the Company through the termination date.

Contingencies

From time to time, the Company may be involved in legal proceedings, claims, and litigation in the ordinary course of business. At December 31, 2016 and 2015 there were no material legal proceedings.

8. Common Stock and Preferred Stock

Common Stock

Each share of common stock is entitled to one vote. The holders of common stock are also entitled to receive dividends whenever funds are legally available and when declared by the board of directors, subject to the prior rights of holders of other classes of stock outstanding.

Preferred Stock

Pursuant to the amended and restated certificate of incorporation filed by the Company immediately prior to the completion of its IPO, the board of directors is authorized to issue up to 10,000,000 shares of preferred stock in one or more series and to fix the rights, preferences, privileges and restrictions thereof. These rights, preferences and privileges could include dividend rights, conversion rights, voting rights, redemption rights, liquidation preferences, and the number of shares constituting any series or the designation of such series, any or all of which may be greater than the rights of common stock. The issuance of preferred stock could adversely affect the voting power of holders of common stock and the likelihood that such holders will receive dividend payments and payments upon liquidation. In addition, the issuance of preferred stock could have the effect of delaying, deferring or preventing change in the Company’s control or other corporate action. At December 31, 2016, no preferred stock had been issued or was outstanding.

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

The Company immediately recognized the changes in the redemption value as they occurred and the carrying value of the security was adjusted to equal what the redemption amount would be as if redemption were to occur at the end of the reporting date based on the conditions that exist as of that date. There was no limit to the maximum amount the Company could be required to pay. A value adjustment was made to the redemption value at June 30, 2014 as an increase of $0.8 million.

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

Based on the IPO price of $6.00 per share and the offering closing on July 29, 2014, the Company issued 1,217,784 shares of common stock to holders of its outstanding preferred stock prior to the offering in satisfaction of these accrued dividends through July 28, 2014. Cumulative dividends as of July 28, 2014 and December 31, 2013 were as follows:

	Cumulative as of July 28, 2014
	Dividends	Dividends per Share
	(in thousands except dividends per share)
Series A-2	$4,457	$1.25
Series A-1	2,850	$0.57

	$7,307

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

10. Significant Research and Development Agreements

The Company has two types of research and development agreements (i) those for which the Company receives funding to advance its own products (“Funding Agreements”), and (ii) those for which the Company co-develops or assists customers in developing their products (“Collaboration Agreements”).

Funding Agreements

Strides Arcolab Limited

In December 2012, the Company and Stelis Biopharma Private Limited, a subsidiary of Strides Arcolab Limited (“Strides”), entered into a Joint Development & License Agreement (“JDLA”), the purpose of which is to collaborate to develop certain therapeutic biosimilars through the completion of the first Phase 1 clinical trial. Under the terms of the agreement, Strides is responsible for paying the costs associated with the Phase 1 trials and the manufacturing of the drug product for the trials. Strides is obligated to reimburse the Company for any and all payments made to third-party service providers for Phase 1 trials. As of December 31, 2012 the total of all reimbursable costs was $0.2 million. These reimbursable costs were paid in full to Pfenex in 2013. In March 2013, the Company and Strides entered into a joint venture agreement (“JVA”). The JVA was established to provide a vehicle for the advancement of biosimilars successful in Phase 1 trials under the JDLA. Under the terms of the JVA, both parties share equally in all decisions, and share revenue and costs 51% to Strides and 49% to the Company. As of December 31, 2016, there was no investment in the joint venture by the Company, and there has been no activity in the joint venture (“JV”) to date. Once a biosimilar product successfully completes a Phase 1 trial and Strides and the Company agree to contribute the biosimilar to the JV, the JV will incur activity.

The U.S. Department of Health and Human Services

In July 2010, the Company entered into a contract with the Biomedical Advanced Research and Development Authority (“BARDA”) within the Office of the Assistant Secretary for Preparedness and Response in the U.S. Department of Health and Human Services to develop a production strain and process for the production of bulk recombinant protective antigen (“rPA”) from anthrax. The arrangement is a cost plus fixed fee contract comprised of a base program and follow on options at BARDA’s election. At the inception of the contract, both BARDA and the Company entered into the arrangement with the expectation that BARDA would fund all costs of development and no costs in excess of the arrangement would be incurred by the Company. In December 2014, the Company filed the investigational new drug (“IND”) application for Px563L. BARDA extended the contract in December 2014 and provided additional funding, increasing the total contract to $25.2 million. The development contract was completed in August 2015.

In August 2015, the Company entered into a contract with BARDA for the advanced development of Px563L as a novel vaccine candidate for the prevention of anthrax infection (the “BARDA Advanced Development Agreement”). The BARDA Advanced Development Agreement is a cost plus fixed fee development contract valued at up to approximately $143.5 million, including a 30 month base period of performance of approximately $15.9 million, and eight option periods valued at a total of approximately $127.6 million. The 30 month base period of performance is from August 2015 through February 2018. In addition to the base period, BARDA exercised additional phases of the development contract effective January 2017, totaling $4.9 million and allowing for the continuing development of Px563L. The phase 2 study could initiate in 2018, provided the program continues to successfully advance with the support of BARDA. The period of performance for the two option periods will be completed within the same base period as described above. Each additional option period, if exercised, would extend the period of performance and the entire contract period of performance would end in August 2020.

Revenue is recognized in accordance with the authoritative guidance for revenue recognition including the authoritative guidance specific to federal government contractors. Reimbursable costs under this government contract primarily include direct labor, materials, subcontracts, accountable property and indirect costs. In addition, the Company receives a fixed fee under the BARDA contract, which is unconditionally earned as allowable costs are incurred and is not contingent on success factors. Reimbursable costs under this BARDA contract, including the fixed fee, are generally recognized as revenue in the period the reimbursable costs are incurred and become billable. The Company recorded revenues of $5.0 million, $3.7 million and $6.6 million for services performed in the years ended December 31, 2016, 2015 and 2014, respectively. Reimbursable costs related to fulfilling on this contract amounted to $3.9 million, $2.9 million and $5.0 million for the years ended December 31, 2016, 2015 and 2014, respectively, and are reflected in cost of revenue in the accompanying consolidated statements of operations. The billing of any overage in indirect cost rates over the approved provisional rates in the contract is not allowed. Any such overage is expensed as incurred. When and if final rates with Defense Contract Audit Agency are approved, the Company will recognize any change in revenue resulting from the rate change in the period such revised rates are approved and as such this would be considered a change in estimate. This agreement is subject to early termination and stop-work order in conformance with Federal Acquisition Regulations 52.249-6 and 52.242-15 whereupon BARDA may immediately terminate the agreement early for convenience, or request the Company to stop all or any part of the work for a period of at least 90 days. If BARDA is not adequately funded, there is a potential that some or all of the follow on options could be delayed or never elected.

The National Institute of Allergy and Infectious Diseases

In September 2012, the Company entered into a contract with the National Institute of Allergy and Infectious Diseases (“NIAID”) to provide services to advance vaccine components and technologies that accelerate the immune response for use in post-event settings following the intentional release of the NIAID Category A Priority Pathogen Bacillus anthracis or in response to naturally occurring outbreaks of infectious diseases caused by NIAID Category A Priority Pathogen B. anthracis. The arrangement is a cost plus fixed fee contract comprised of a base program and 13 follow-on options at NIAID’s election. At the inception of the contract, both NIAID and the Company entered into the arrangement with the expectation that NIAID would fund all costs of development and no costs in excess of the arrangement would be incurred by the Company. The total amount of the contract including options is $22.9 million, with $2.2 million eligible for payment during the base program of approximately 14 months. The fixed fee is paid as specific activities are completed. NIAID exercised the first option period effective in January 2015, increasing the funding to $3.0 million. NIAID exercised the second option period effective May 2016, increasing the funding to approximately $4.1 million. The contract has been extended through the end of December 31, 2017.

Revenue is recognized in accordance with the authoritative guidance for revenue recognition including the authoritative guidance specific to federal government contractors. Reimbursable costs under this government contract primarily include direct labor, subcontracts and indirect costs. In addition, the Company receives a fixed fee under the NIAID contract, which is unconditionally earned as allowable costs are incurred and is not contingent on success factors. Reimbursable costs under this NIAID contract, including the fixed fee, are generally recognized as revenue in the period the reimbursable costs are incurred and become billable. The Company recorded revenues of $0.5 million, $0.9 million and $1.0 million for services performed in the years ended December 31, 2016, 2015 and 2014, respectively. Reimbursable costs related to fulfilling this contract amounted to $0.4 million, $0.5 million and $0.5 million for the years ended December 31, 2016, 2015 and 2014, respectively, and are reflected in cost of revenues in the accompanying consolidated statements of operations. The billing of any overage in indirect cost rates over the approved provisional rates in the contract is not allowed. Such overage is expensed as incurred. When and if final rates with Defense Contract Audit Agency are approved, the Company will recognize any change in revenue resulting from the rate change in the period such revised rates are approved and as such this would be considered a change in estimate. This agreement is subject to early termination and stop-work order in conformance with Federal Acquisition Regulations 52.249-6 and 52.242-15 wherein NIAID may immediately terminate the agreement early for convenience, or request the Company to stop all or any part of the work for a period of at least 90 days. If NIAID is not adequately funded, there is a potential that some or all of the follow on options could be delayed or never elected.

Collaboration and License Agreements

Pfizer

In February 2015, the Company entered into a development and license agreement (“Pfizer Agreement”) with Pfizer for the development and commercialization of PF582. Under the terms of the Pfizer Agreement, in March of 2015 the Company received a non-refundable license payment of $51 million on receipt of antitrust approval. Following Pfizer’s strategic review of the current therapeutic focus of its biosimilar pipeline, the Company and Pfizer entered into a termination agreement in August 2016, pursuant to which the Pfizer

Agreement was terminated and all rights to PF582 were returned to the Company. Upon termination, $45.8 million of previously deferred revenue was recognized. For the years ended December 31, 2016 and 2015, $48.0 and $3.0 million was recognized as license revenue related to the Pfizer Agreement, respectively.

Jazz

In July 2016, the Company entered into the Jazz Agreement for the development and commercialization of multiple early stage hematology product candidates. The agreement also includes an option for Jazz to negotiate a license for a recombinant pegaspargase product candidate with the Company. Under the Jazz Agreement, Pfenex received an upfront and option payment totaling $15 million in July 2016 and may be eligible to receive additional payments of up to $166 million based on achievement of certain research and development, regulatory and sales related milestones, including up to approximately $41 million for certain non-sales-related milestones. The total milestones are categorized as follows: $7 million are based on achievement of certain research and development milestones; $34 million for certain regulatory milestones; and $125 million for sales milestones. For the non-sales-related milestones, the Company conducted an evaluation whether they will be recorded using the milestone method and as a result of this evaluation, estimates approximately $7.0 million of these non-sales-related milestones are deemed to be substantive. The Company may also be eligible to receive tiered royalties on worldwide sales of any products resulting from the collaboration. Both Jazz and the Company will be contributing to the development efforts. Unless terminated earlier, the Jazz Agreement will continue on a product-by-product basis for as long as Jazz is commercializing or having commercialized the products under the Jazz Agreement.

In accordance with ASC 605-25, the Company identified all of the deliverables at the inception of the Jazz Agreement. The significant deliverables were determined to be the research and development services related to the pegaspargase product candidate option and for license and research and development activities of the other hematology products. The Company has determined that the license, together with the research and development activities, represent one unit of accounting for each product under license, as the license does not have standalone value from the respective development activities. The research and development activities related to the pegaspargase option were determined to have standalone value apart from the license and development activities for the other hematology products. The estimated selling price for the Pegaspargase product candidate and the hematology products was determined using an income approach. In determining the estimated selling price, we considered costs expected to be incurred for internal labor, burden rates, internal margins, and subcontractors. Based on our considerations of estimated selling price, we allocated $10 million to the Pegaspargase product candidate and $2.5 million to each of the hematology products. The upfront and option payment is being deferred and will be recognized as revenue ratably over the period in which the Company expects services to be rendered for each respective unit of accounting, which approximates a range of 15 to 32 months. During the year ended December 31, 2016, the Company recorded revenue of approximately $3.6 million related to the Jazz Agreement.

Boehringer Ingelheim International GmbH

Effective December 2010, the Company entered into a three-year transaction agreement with Boehringer Ingelheim International GmbH (“BII”) to provide BII with access to the Company’s proprietary technology to express BII and BII’s clients’ proteins. During the collaboration, BII had the option to obtain a commercial license for up to four designated proteins. All collaborations and licenses under the agreement are nonexclusive. Under the terms of the agreement, BII paid the Company an annual technology fee of $0.2 million and guaranteed a minimum fee of $0.6 million. Additionally, for providing protein expression services, BII paid the Company approximately $0.4 million per protein expression program with a guaranteed minimum of $1.0 million during the term of the agreement.

The Company evaluated each of the deliverables included within the BII agreement and concluded the underlying deliverables met the criteria to be considered separate units of accounting; therefore, the annual technology maintenance fee was recognized in equal monthly installments over the related 12-month period, and revenue associated with the feasibility service fees was recognized as the services were performed.

The Company recognized feasibility revenue of $1.0 million for services performed during the year ended December 31, 2014. All performance obligations pursuant to the contract were completed during 2014. No deferred revenues were recorded as of December 31, 2016, 2015 or 2014, and no revenue related to the contract was recorded during the years ended December 31, 2016 or 2015.

11. Stock-Based Compensation

Summary Stock-Based Compensation Information

The following table summarizes stock-based compensation expense:

	Years Ended December 31,
	2016	2015	2014
	(in thousands)
Cost of revenues	$225	$124	$49
Research and development	822	371	47
Selling, general and administrative	2,109	1,345	308

Total	$3,156	$1,840	$404

	Years Ended December 31,
	2016	2015	2014
	(in thousands)
Stock-based compensation from:
Stock options	$2,983	$1,761	$404
Employee stock purchase plan	173	79	—

Total	$3,156	$1,840	$404

Stock Option Plan

The Company’s board of directors adopted, and the Company’s stockholders approved, the Company’s 2009 Equity Incentive Plan (“2009 Plan”) in 2009. The 2009 Plan terminated in connection with the Company’s IPO in 2014 and, accordingly, no awards will be granted under the 2009 Plan following the IPO. However, the 2009 Plan will continue to govern outstanding awards granted thereunder. An aggregate of 1.1 million shares of common stock was reserved for issuance under the 2009 Plan. The 2009 Plan provided for the grant of incentive stock options and for the grant of nonstatutory stock options, restricted stock, restricted stock units, and stock appreciation rights to the Company’s employees, directors and consultants. As of December 31, 2016, awards covering 0.5 million shares of common stock were outstanding under the 2009 Plan.

In July 2014, the board of directors adopted a 2014 Equity Incentive Plan (“2014 Plan”) and the Company’s stockholders approved it. The 2014 Plan provides for the grant of incentive stock options, within the meaning of Section 422 of the Internal Revenue Code, to employees and any parent and subsidiary corporations’ employees, and for the grant of nonstatutory stock options, restricted stock, restricted stock units, stock appreciation rights, performance units and performance shares to employees, directors and consultants and parent and subsidiary corporations’ employees and consultants. The shares available for issuance under the 2014 Plan include shares returned to the 2009 Plan as the result of expiration or termination of awards (provided that the maximum number of shares that may be added to the 2014 Plan pursuant to such previously granted awards under the 2009 Plan is 961,755 shares). The number of shares available for issuance under the 2014 Plan also includes an annual increase on the first day of each fiscal year beginning in 2015 and ending with and including the 2018 fiscal year, equal to the least of: (i) 1,356,219 shares; (ii) 2.5% of the outstanding shares of common stock as of the last day of the immediately preceding fiscal year; or (iii) such other amount as the board of directors may determine. As of December 31, 2016, a total of 595,928 shares of common stock were available for issuance pursuant to the 2014 Plan. As of December 31, 2016, awards covering 1.9 million shares of common stock were outstanding under the 2014 Plan.

In September 2016, the board of directors adopted the 2016 Inducement Equity Incentive Plan (“2016 Plan”). The 2016 Plan provides for the grant of nonstatutory stock options, restricted stock, restricted stock units, stock appreciation rights, performance units and performance shares to new employees. Stock options granted under the 2016 Plan have a term of ten years from the date of grant, the exercise price for the shares to be issued will be no less than 100% of the fair market value per share on the date of grant and generally vest over a four-year period. The maximum aggregate number of shares that may be issued under the 2016 Plan is 500,000 shares. As of December 31, 2016, a total of 313,710 shares of common stock were available for issuance pursuant to the 2016 Plan. As of December 31, 2016, awards covering 0.2 million shares of common stock were outstanding under the 2016 Plan.

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

In July 2014, the board of directors adopted the 2014 Employee Stock Purchase Plan (“ESPP”) and the stockholders approved it. As of December 31, 2016, a total of 952,402 shares of common stock were available for issuance under the ESPP. In addition, the ESPP provides for annual increases in the number of shares available for sale under the ESPP on the first day of each fiscal year beginning in 2015, equal to the least of: (i) 355,618 shares; (ii) 1.5% of the outstanding shares of the common stock on the last day of the immediately preceding fiscal year; or (iii) such other amount as may be determined by the administrator. As of December 31, 2016, 59,037 shares have been purchased under the ESPP.

Stock Options

The exercise price of all options granted during the years ended December 31, 2016, 2015 and 2014 was equal to the estimated fair value of the underlying common stock on the date of grant. The fair value of each stock option granted is estimated on the grant date under the fair value method using the Black-Scholes model. The estimated fair values of the stock option, including the effect of estimated forfeitures, are then expensed over the requisite service period which is generally the vesting period. The following assumptions were used to estimate the fair value of stock options:

	Years Ended December 31,
	2016	2015	2014
Risk-free interest rate	1.1 – 2.0%	1.3 – 1.9%	1.7 – 2.0%
Expected volatility	63.1 – 68.6%	49.8 – 68.2%	48.7 – 55.0%
Expected dividend yield	0.0%	0.0%	0.0%
Expected life of options in years	5.1-6.3	6.0	5.3-6.1

The fair value of equity instruments that are ultimately expected to vest, net of estimated forfeitures, are recognized and amortized on a straight-line basis over the requisite service period. The Black-Scholes option-pricing model requires multiple subjective inputs, including a measure of expected future volatility. Prior to the Company’s IPO, the Company’s stock did not have a readily available market. Consequently, the expected future volatility was based on the historical volatility for comparable publically traded companies over the most recent period commensurate with the estimated expected term of the Company’s stock options. Beginning in the fourth quarter of 2016, the expected future volatility was based on the historical volatility for the Company’s common stock. Following the completion of the Company’s IPO in July 2014, the fair value of options granted is based on the closing price of the Company’s common stock on the date of grant as quoted on the NYSE MKT.

The risk-free interest rate assumption is based upon observed interest rates during the period appropriate for the expected term of the options. The expected term of the options has been estimated using the simplified method to determine the expected life of the Company’s options due to insufficient activity as a basis from which to estimate future exercise patterns. With the exception of 1,217,784 shares of common stock issued in connection with the payment of all accrued and unpaid dividends on the preferred stock immediately prior to the completion of the Company’s IPO, the Company had never declared or paid dividends and has no plans to do so in the foreseeable future. Accordingly, the dividend yield assumption is based on the expectation that the Company will not pay dividends on its common stock in the future. Authoritative guidance requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The weighted-average grant date fair value of options granted during the year ended December 31, 2016, 2015 and 2014 was $5.47, $5.91 and $4.60 respectively. Total fair value of shares vested during the years ended December 31, 2016, 2015 and 2014 was $972 thousand, $971 thousand and $137 thousand, respectively.

Stock option transactions under the 2009, 2014 and 2016 Plans during the year ended December 31, 2016 were as follows:

	Number of Options (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2016	1,638	8.50
Granted	1,167	8.87
Exercised	(78)	1.57
Cancelled (forfeited)	(156)	12.85

Outstanding at December 31, 2016	2,571	$8.62	7.96	$3,135

Vested and expected to vest at December 31, 2016	2,346	$8.55	6.67	$3,996
Vested and exercisable at December 31, 2016	972	$7.53	6.67	$3,135

The Company received $123 thousand, $201 thousand and $56 thousand for the years ended December 31, 2016, 2015 and 2014, respectively, for options exercised. Options outstanding at December 31, 2016 have a weighted-average remaining contractual term of 7.96 years.

As of December 31, 2016, there was approximately $6.5 million of unrecognized compensation cost related to unvested stock option awards, and the weighted-average period over which this cost is expected to be recognized is 2.79 years.

The total aggregate intrinsic value, which is the amount, if any, by which the exercise price was exceeded by the estimated fair value of the Company’s common stock, of options exercised, was $0.6 million, $4.7 million and $0.8 million for the years ended December 31, 2016, 2015 and 2014, respectively.

12. Retirement Plan

The Company has a 401(k) Savings Plan (“401(k)”). The 401(k) is for the benefit of all qualifying employees and permits voluntary contributions by employees up to a maximum percentage allowable by current IRS regulations. During the year ended December 31, 2016, the Company made matching contributions to the 401(k) of $197 thousand. During the years ended December 31, 2015 and 2014, the Company did not match employee contributions.

13. Income Taxes

The components of the income tax (benefit) expense are as follows:

	Years Ended December 31,
	2016	2015	2014
	(in thousands)
Current	$(2,164)	$(680)	$(1,047)
Deferred	1,955	1,132	1,047

Total (benefit) expense	$(209)	$452	$—

During the year ended December 31, 2016, the Company recorded an income tax benefit of $0.2 million attributable to state income tax and the refundable Alternative Minimum Tax Credit. For the year ended December 31, 2015, the Company recorded an income tax expense of $0.5 million attributable to U.S. federal alternative minimum tax and state income tax. The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had no accrual for interest or penalties on the Company’s balance sheet as of December 31, 2016 and 2015 and the Company did not recognize any interest and/or penalties in its consolidated statements of operations during the years ended December 31, 2016, 2015, or 2014. The Company is subject to income tax in the United States, California, Massachusetts and India. The Company currently has no years under examination by any jurisdiction; however, the Company is subject to income tax examination by federal and various state tax authorities for the years beginning in 2012 due to federal and state statutes.

For tax purposes, the Company recognized all of the $51 million upfront payment from Pfizer as income during the year ended December 31, 2015. The Company also established a deferred tax asset for the difference between the income recognized for book and tax during the year ended December 31, 2015. The contract with Pfizer was terminated in August 2016, at which time the entire deferred tax asset of $48 million was reversed. The reversal of the deferred revenue will provide for a carryback to the 2015 tax year, resulting in a net tax provision for federal alternative minimum tax of $0.4 million which was recorded during the year ended December 31, 2015.

As of December 31, 2016, the Company had federal and state research and development credits carryforwards of approximately $2.7 million and $1.7 million, respectively, to offset potential tax liabilities. The federal research and development credits have a 20-year carryforward period and begin to expire in 2030 unless utilized. California research and development tax credits have no expiration. The Company has $19.9 million federal net operating loss carryforwards and $11.8 million of state net operating loss carryforwards as of December 31, 2016. The federal and state net operating losses can be carried forward until 2036 unless utilized.

Pursuant to Internal Revenue Code (“IRC”) Sections 382 and 383, annual use of the Company’s net operating loss and research and development credit carryforwards may be limited in the event that a cumulative change in ownership of more than 50% occurs within a three-year period. The Company has completed an IRC Section 382/383 analysis regarding the limitation of net operating loss and research and development credit carryforwards and found that a greater than 50% cumulative change in ownership occurred in August 2014 in conjunction with the Company’s IPO. The Company has significant built-in gains; therefore all the pre-change net operating losses were available for utilization.

Significant components of the Company’s deferred tax assets as of December 31, 2016 and 2015 are shown below. A valuation allowance of $14.5 million for the year ended December 31, 2016 has been established to offset deferred tax assets as realization of such assets is uncertain.

	December 31,
	2016	2015
	(in thousands)
Deferred tax assets
Net operating losses	$7,442	$12
Stock-based compensation	1,069	535
Research and development credits	3,456	1,225
Deferred revenue	4,166	16,506
Accruals and other	846	844

Total deferred tax assets	16,979	19,122

Deferred tax liabilities
Depreciation and amortization	(629)	(757)
Intangible assets	(1,867)	(2,058)

Total deferred tax liabilities	(2,496)	(2,815)

Valuation allowance	(14,483)	(14,352)

Net deferred tax asset	$—	$1,955

A reconciliation of the Company’s effective tax rate and federal statutory tax rate at December 31, 2016, 2015 and 2014 is as follows:

	December 31,
	2016	2015	2014
	(in thousands)
Federal income taxes	$1,792	$(9,440)	$(3,330)
State income taxes	190	(673)	(567)
State rate changes	(1,080)	743	(2)
Stock-based compensation	489	(117)	75
Valuation allowance	130	9,984	3,994
Research and development credits	(1,683)	(815)	(165)
Permanent items and other	(47)	770	(5)

Total income tax (benefit) expense	$(209)	$452	$—

In accordance with authoritative guidance, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. The Company established an uncertain tax position with respect to its research and development credits as of December 31, 2016.

Following is a tabular reconciliation of the Company’s Unrecognized Tax Benefits activity (excluding interest and penalties):

	December 31,
	2016	2015	2014
	(in thousands)
Beginning balance of unrecognized tax benefits	$301	$—	$—
Additions based on tax positions related to the current year	369	162	—
Additions based on tax positions of prior years	79	139	—
Reductions for tax positions of prior years	(19)	—	—
Settlements	—	—	—
Reductions due to lapse in statute of limitations	—	—	$—

Reductions for tax positions of the prior year	$730	$301	$—

As of December 31, 2016, if recognized, approximately $0.7 million would affect the effective tax rate if the Company did not have a valuation allowance.

The Company does not anticipate significant increases or decreases within the next 12 months with respect to its unrecognized tax benefit.

14. Net Income (Loss) Per Share of Common Stock

The following table summarizes the computation of basic and diluted net income (loss) per share attributable to common stockholders of the Company:

	December 31,
	2016	2015	2014
	(in thousands, except per share data)
Net income (loss)	$5,481	$(28,216)	$(9,794)

Weighted average shares used to compute basic net income (loss) per share	23,389	22,376	9,441
Dilutive effect of employee stock option plans	299	—	—

Dilutive weighted-average common shares outstanding	23,688	22,376	9,441
Basic net income (loss) per common share	$0.23	$(1.26)	$(1.04)

Diluted net income (loss) per common share	$0.23	$(1.26)	$(1.04)

The following potentially dilutive securities outstanding at the end of the periods presented have been excluded from the computation of diluted shares outstanding because of their anti-dilutive impact to earnings per share:

	December 31,
	2016	2015	2014
	(in thousands)
Options to purchase common stock	1,774	1,638	1,232
ESPP	60	33	45

15. Quarterly Financial Data (unaudited)

The following is a summary of the quarterly results of the Company for the years ended December 31, 2016 and 2015:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year Ended December 31
	(in thousands, except for per share data)
2016
Revenues	$2,764	$3,135	$48,824	$5,471	$60,194
Cost of revenues	1,276	1,440	1,285	1,312	5,313

Gross profit	1,488	1,695	47,539	4,159	54,881
Operating expenses	9,696	11,907	13,095	15,060	49,758
Other income, net	—	46	52	51	149
Income tax benefit (expense)	(1)	—	—	210	209

Net income (loss)	(8,209)	(10,166)	34,496	(10,640)	5,481

Net income (loss) per share:
Basic	$(0.35)	$(0.43)	$1.47	$(0.45)	$0.23
Diluted	$(0.35)	$(0.43)	$1.46	$(0.45)	$0.23
Shares used in the calculation of net income (loss) per share:
Basic	23,353	23,379	23,400	23,424	23,389
Diluted	23,353	23,379	23,689	23,424	23,688
2015
Revenues	$1,975	$2,290	$2,057	$3,261	$9,583
Cost of revenues	1,308	921	682	1,729	4,640

Gross profit	667	1,369	1,375	1,532	4,943
Operating expenses	6,700	7,298	8,955	9,828	32,781
Other income (expense), net	80	(33)	(9)	36	74
Income tax expense	(19)	(21)	(1)	(411)	(452)

Net loss	(5,972)	(5,983)	(7,590)	(8,671)	(28,216)

Net loss per share:
Basic and Diluted	$(0.29)	$(0.27)	$(0.33)	$(0.37)	$(1.26)
Shares used in the calculation of net loss per share:
Basic and Diluted	20,474	22,460	23,215	23,295	22,376

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Interim Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based upon that evaluation, the Interim Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2016, due to the material weakness in internal control over financial reporting that is described below. Notwithstanding the material weakness in our internal control over financial reporting as of December 31, 2016, management has concluded that the consolidated financial statements included in this Form 10-K present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Management conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on this assessment, management has concluded that its internal control over financial reporting was ineffective as of December 31, 2016 due to the existence of a material weakness.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. We did not maintain an effective control environment as our former Chief Executive Officer failed to set an appropriate “Tone at the Top.” Specifically, our former Chief Executive Officer failed to act in accordance with our Board Approval Process Policy and Code of Ethics and Conduct as a result of his failure to comply with certain board approval procedures for third-party contracts. This control deficiency did not result in a misstatement to our consolidated financial statements. However, this control deficiency could have resulted in a material misstatement to our annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, our management has determined that this control deficiency constitutes a material weakness.

Our independent registered public accounting firm, KPMG LLP, is not required to and has not issued an attestation report as of December 31, 2016 due to a transition period established by the rules of the SEC for newly public companies that have not lost their “emerging growth company” status as defined in the JOBS Act.

Remediation Plan and Activities

Management, with the participation and input of the audit committee and the board of directors, is engaged in remedial activities to address the material weakness described above. The remedial activities include the following:

•	A change in our Chief Executive Officer when our board appointed a new Interim Chief Executive Officer, President, and Secretary following the resignation of our former Chief Executive Officer on January 23, 2017;

•	Requiring documentation of approvals for contracts that implicate the Board Approval Process Policy;

•	Increasing the frequency of our internal audit testwork to assess the design, implementation, and operating effectiveness of our entity level and process level controls; and

•	Increasing communication with, and training of employees regarding:

•	Our commitment to ethical standards and the integrity of our business practices;

•	Requirements for compliance with our Board Approval Process Policy and Code of Ethics and Conduct, including training of new hires and re-training of existing employees; and

•	Availability of and processes for reporting suspected violations of our Code of Ethics and Conduct.

We are committed to maintaining a strong internal control environment, and we believe we are making progress toward achieving the effectiveness of our internal controls and disclosure controls. The actions that we are taking are subject to ongoing senior management review, as well as audit committee oversight. We will not be able to conclude whether the steps we are taking will fully remediate this material weakness in our internal control over financial reporting until we have completed our remediation efforts and subsequent evaluation of their effectiveness. We may also conclude that additional measures may be required to remediate the material weakness in our internal control over financial reporting, which may necessitate additional implementation and evaluation time. We will continue to assess the effectiveness of our internal control over financial reporting and take steps to remediate the known material weakness expeditiously.

Changes in Internal Control Over Financial Reporting

During the three months ended December 31, 2016, we identified a material weakness in our internal control over financial reporting because our former Chief Executive Officer failed to set an appropriate “Tone at the Top.” As described above under “Remediation Plan and Activities,” we have been taking steps to remediate the material weakness identified above.

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

The information required by this item is incorporated herein by reference from our definitive proxy statement relating to our 2017 annual meeting of shareholders. The definitive proxy statement will be filed with the Securities and Exchange Commission within 120 days after the end of the 2016 fiscal year.

Codes of Ethics and Conduct

Our board of directors has adopted a code of business conduct and ethics that applies to all of our employees, officers, and directors, including our Chief Executive Officer, Chief Financial Officer, and other executive and senior financial officers. The full text of our Code of Ethics and Conduct is posted on the Investors portion of our website at http://pfenex.investorroom.com/. We will post amendments to our Code of Ethics and Conduct or waivers of our Code of Ethics and Conduct for directors and executive officers on the same website.

Item 11.	Executive Compensation

The information required by this item is incorporated herein by reference from our definitive proxy statement relating to our 2017 annual meeting of shareholders. The definitive proxy statement will be filed with the Securities and Exchange Commission within 120 days after the end of the 2016 fiscal year.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated herein by reference from our definitive proxy statement relating to our 2017 annual meeting of shareholders. The definitive proxy statement will be filed with the Securities and Exchange Commission within 120 days after the end of the 2016 fiscal year.

Item 13.	Certain Relationships and Related Transactions and Director Independence

The information required by this item is incorporated herein by reference from our definitive proxy statement relating to our 2017 annual meeting of shareholders. The definitive proxy statement will be filed with the Securities and Exchange Commission within 120 days after the end of the 2016 fiscal year.

Item 14.	Principal Accounting Fees and Services

The information required by this item is incorporated herein by reference from our definitive proxy statement relating to our 2017 annual meeting of shareholders. The definitive proxy statement will be filed with the Securities and Exchange Commission within 120 days after the end of the 2016 fiscal year.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) The following documents are filed as part of this report:

1. Financial Statements

See Index to Financial Statements at Item 8 herein.

2. Financial Statement Schedules

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

	Years Ended December 31,
	2016	2015	2014
	(in thousands)
Allowance for Doubtful Accounts:
Beginning balance	$408	$585	$44
Charged to costs and expenses	—	0	559
Reductions and write-offs	(358)	(177)	(18)

Ending balance	$50	$408	$585

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

Date: March 15, 2017

Pfenex Inc.

By:	/s/ Patrick K. Lucy
Patrick K. Lucy
Interim Chief Executive Officer, President, and Secretary, and Chief Business Officer

POWER OF ATTORNEY

Each person whose signature appears below constitutes and appoints Patrick K. Lucy and Paul A. Wagner, and each of them, as his or her true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitutes, may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Patrick K. Lucy Patrick K. Lucy	Interim Chief Executive Officer, President, and Secretary, and Chief Business Officer (Principal Executive Officer)	March 15, 2017

/s/ Paul A. Wagner Paul A. Wagner	Chief Financial Officer (Principal Financial Officer)	March 15, 2017

/s/ Patricia Lady Patricia Lady	Chief Accounting Officer (Principal Accounting Officer)	March 15, 2017

/s/ William R. Rohn William R. Rohn	Chairman and Director	March 15, 2017

/s/ Robin D. Campbell Robin D. Campbell	Director	March 15, 2017

/s/ Dennis Fenton Dennis Fenton	Director	March 15, 2017

/s/ Phillip M. Schneider Phillip M. Schneider	Director	March 15, 2017

/s/ John Taylor John Taylor	Director	March 15, 2017

EXHIBIT INDEX

Exhibit Number	Description	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of the Registrant.	8-K	001-36540	3.2	July 29, 2014

3.2	Amended and Restated Bylaws of the Registrant.	S-1	333-196539	3.3	June 5, 2014

4.1	Specimen Stock Certificate.	S-1/A	333-196539	4.1	June 23, 2014

4.2	Investors’ Rights Agreement, dated December 1, 2009, as amended, by and among the Registrant and the investors named therein.	S-1/A	333-196539	4.2	July 7, 2014

4.3	Amended and Restated Subscription Agreement, dated May 2, 2014.	S-1	333-196539	4.3	June 5, 2014

10.1+	2009 Equity Incentive Plan and form of award thereunder.	S-1	333-196539	10.1	June 5, 2014

10.2+	2014 Equity Incentive Plan and form of award thereunder.	S-1/A	333-196539	10.2	July 17, 2014

10.3+	2014 Employee Stock Purchase Plan.	S-1/A	333-196539	10.3	July 7, 2014

10.4+	2016 Inducement Equity Incentive Plan and forms of award thereunder.	10-Q	001-36540	10.4	November 9, 2016

10.5	Form of Indemnification Agreement.	S-1	333-196539	10.4	June 5, 2014

10.6	Lease Agreement, dated June 22, 2010, between the Registrant and BRS-Tustin Safeguard Associates II, LLC.	S-1	333-196539	10.5	June 5, 2014

10.7	First Amendment to Multi-Tenant Industrial/Commercial Lease dated September 4, 2014 between the Registrant and BRS-Tustin Safeguard Associates II, LLC.	8-K	001-36540	10.1	September 25, 2014

10.8	Second Amendment to Multi-Tenant Industrial/Commercial Lease dated November 19, 2015 between the Registrant and BRS-Tustin Safeguard Associates II, LLC.	10-K	001-36540	10.7	March 10, 2016

10.9	Third Amendment to Multi-Tenant Industrial/Commercial Lease dated February 24, 2016 between the Registrant and BRS-Tustin Safeguard Associates II, LLC.	10-Q	001-36540	10.2	May 9, 2016

10.10†	Joint Development & License Agreement, dated December 31, 2012, between the Registrant and Agila Biotech Private Limited.	S-1/A	333-196539	10.6	June 25, 2014

Exhibit Number	Description	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date

10.11†	Joint Venture Agreement, dated March 7, 2013, between the Registrant and Agila Biotech Private Limited.	S-1/A	333-196539	10.7	June 25, 2014

10.12†	Technology License Agreement, dated November 30, 2009, between the Registrant and The Dow Chemical Company.	S-1/A	333-196539	10.8	June 25, 2014

10.13	Grant Back License Agreement, dated November 30, 2009, between the Registrant and The Dow Chemical Company.	S-1	333-196539	10.9	June 5, 2014

10.14	Technology Assignment Agreement, dated November 30, 2009, between the Registrant and The Dow Chemical Company.	S-1	333-196539	10.10	June 5, 2014

10.15	Contribution Assignment and Assumption Agreement, dated November 30, 2009, between the Registrant and The Dow Chemical Company.	S-1	333-196539	10.11	June 5, 2014

10.16†	Subcontract Agreement, effective September 11, 2009, between the Registrant, as assignee of The Dow Chemical Company, and Science Applications International Corporation.	S-1/A	333-196539	10.12	June 25, 2014

10.17†	Subcontract Agreement, Modification 21, effective September 12, 2014, between the Registrant, as assignee of The Dow Chemical Company, and Science Applications International Corporation.	10-Q	001-36540	10.4	November 14, 2014

10.18†	Cost Plus Fixed Fee Agreement, dated July 30, 2010, as amended December 18, 2014, between the Registrant and the United States Department of Health and Human Services.	10-K	001-36540	10.15	March 16, 2015

10.19	Modification No. 11, effective January 5, 2015, to Contract Agreement dated July 30, 2010, between the Registrant and the United States Department of Health and Human Services	10-Q	001-36540	10.6	May 14, 2015

10.20	Modification No. 12, effective May 5, 2015, to Contract Agreement dated July 30, 2010, between the Registrant and the United States Department of Health and Human Services.	10-Q	001-36540	10.1	August 13, 2015

10.21	Modification No. 13, effective July 23, 2015, to Contract Agreement dated July 30, 2010, between the Registrant and the United States Department of Health and Human Services.	10-Q	001-36540	10.2	November 13, 2015

Exhibit Number	Description	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date

10.22†	Modification No. 14, effective October 20, 2015, to Contract Agreement dated July 30, 2010, between the Registrant and the United States Department of Health and Human Services.	10-K	001-36540	10.20	March 10, 2016

10.23†	Modification No. 15, effective March 14, 2016, to Contract Agreement dated July 30, 2010, between the Registrant and the United States Department of Health and Human Services.	10-Q	001-36540	10.4	May 9, 2016

10.24	Credit Agreement, dated May 1, 2012, as amended, between the Registrant and Wells Fargo Bank, National Association.	S-1	333-203418	10.16	April 15, 2015

10.25	Third Amendment to Credit Agreement, dated December 11, 2014, between the Registrant and Wells Fargo Bank, National Association.	10-K	001-36540	10.17	March 16, 2015

10.26	Amended and Restated Credit Agreement, dated July 1, 2015, between the Registrant and Wells Fargo Bank, National Association.	8-K	001-36540	10.1	July 6, 2015

10.27	First Amendment to Amended and Restated Credit Agreement, dated September 28, 2015, between the Registrant and the Wells Fargo Bank, National Association.	10-Q	001-36540	10.3	November 13, 2015

10.28	Security Agreement, dated May 1, 2012, between the Registrant and Wells Fargo Bank, National Association.	S-1	333-196539	10.15	June 5, 2014

10.29	Security Agreement, dated June 24, 2013, between the Registrant and Wells Fargo Bank, National Association.	S-1	333-196539	10.17	June 5, 2014

10.30	Security Agreement dated June 24, 2014 between the Registrant and Wells Fargo Bank, National Association.	S-1/A	333-196539	10.28	July 7, 2014

10.31	Revolving Line of Credit Note, dated May 1, 2012, between the Registrant and Wells Fargo Bank, National Association.	S-1	333-203418	10.19	April 15, 2015

10.32	Revolving Line of Credit Note, dated June 24, 2013, between the Registrant and Wells Fargo Bank, National Association.	S-1	333-203418	10.21	April 15, 2015

10.33	Amended and Restated Revolving Line of Credit Note, dated July 1, 2015, between the Registrant and Wells Fargo Bank, National Association.	8-K	001-36540	10.2	July 6, 2015

Exhibit Number	Description	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date

10.34	Securities Account Control Agreement, dated June 24, 2013, between the Registrant and Wells Fargo Bank, National Association.	S-1	333-196539	10.19	June 5, 2014

10.35+	Executive Employment Agreement, dated June 20, 2014, between the Registrant and Bertrand C. Liang.	S-1/A	333-196539	10.20	June 23, 2014

10.36+	Executive Employment Agreement, dated June 20, 2014, between the Registrant and Paul A. Wagner.	S-1/A	333-196539	10.21	June 23, 2014

10.37+	Executive Employment Agreement, dated June 20, 2014, between the Registrant and Patricia Lady.	S-1/A	333-196539	10.22	June 23, 2014

10.38+	Executive Employment Agreement, dated June 20, 2014, between the Registrant and Patrick K. Lucy.	S-1/A	333-196539	10.23	June 23, 2014

10.39+	Executive Employment Agreement, dated June 20, 2014, between the Registrant and Henry W. Talbot.	S-1/A	333-196539	10.24	June 23, 2014

10.40+	Executive Employment Agreement, dated November 3, 2014, between the Registrant and Hubert C. Chen.	10-K	001-36540	10.29	March 16, 2015

10.41+	Executive Employment Agreement, dated September 26, 2016, between the Registrant and Steven Sandoval, Sr.	10-Q	001-36540	10.3	November 9, 2016

10.42+	Separation Agreement and Release by and between the Company and Bertrand C. Liang effective January 23, 2017.	8-K	001-36540	10.1	January 24, 2017

10.43+	Consulting Agreement by and between the Company and Bertrand C. Liang effective January 23, 2017.	8-K	001-36540	10.2	January 24, 2017

10.44+	Executive Incentive Compensation Plan.	S-1/A	333-196539	10.27	June 23, 2014

10.45†	Contract Agreement, dated September 27, 2012, between the Registrant and the National Institutes of Health.	S-1/A	333-196539	10.25	June 25, 2014

10.46	Modification No. 3, dated October 31, 2014, to Contract Agreement, dated September 27, 2012, between the Registrant and the National Institutes of Health.	10-K	001-36540	10.32	March 16, 2015

10.47†	Modification No. 4, dated January 5, 2015, to Contract Agreement, dated September 27, 2012, between the Registrant and the National Institutes of Health.	10-K	001-36540	10.33	March 16, 2015

Exhibit Number	Description	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date

10.48†	Modification No. 5, dated April 5, 2015, to Contract Agreement, dated September 27, 2012, between the Registrant and the National Institutes of Health.	S-1	333-203418	10.34	April 15, 2015

10.49†	Modification No. 6, dated November 2, 2015, to Contract Agreement, dated September 27, 2012, between the Registrant and the National Institutes of Health.	10-K	001-36540	10.43	March 10, 2016

10.50†	Modification No. 7, dated February 22, 2016, to Contract Agreement, dated September 27, 2012, between the Registrant and the National Institutes of Health.	10-Q	001-36540	10.3	May 9, 2016

10.51†	Modification No. 8, dated May 16, 2016, to Contract Agreement, dated September 27, 2012, between the Registrant and the National Institutes of Health.	10-Q	001-36540	10.1	August 8, 2016

10.52†	Modification No. 9, effective September 28, 2016, to Contract Agreement, dated September 27, 2012, between the Registrant and the National Institutes of Health.	10-Q	001-36540	10.2	November 9, 2016

10.53#*	Modification No. 10, effective October 31, 2016, to Contract Agreement, dated September 27, 2012, between the Registrant and the National Institutes of Health.

10.54†	Development and License Agreement, dated February 9, 2015, between the Registrant and Hospira Bahamas Biologics Ltd.	S-1/A	333-203418	10.35	April 23, 2015

10.55†	Cost Plus Fixed Fee Agreement, dated August 14, 2015 between the Registrant and the United States Department of Health and Human Services.	10-Q/A	001-36540	10.1	February 23, 2016

10.56†	Modification No. 1, effective October 15, 2015, to Cost Plus Fixed Fee Agreement, dated August 14, 2015, between the Registrant and the United States Department of Health and Human Services.	10-K	001-36540	10.46	March 10, 2016

10.57†	Modification No. 2, effective February 17, 2016, to Cost Plus Fixed Fee Agreement, dated August 14, 2015, between the Registrant and the United States Department of Health and Human Services.	10-Q	001-36540	10.1	May 9, 2016

Exhibit Number	Description	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date

10.58#*	Modification No. 3, effective November 29, 2016, to Cost Plus Fixed Fee Agreement, dated August 14, 2015, between the Registrant and the United States Department of Health and Human Services.

10.59#*	Modification No. 4, effective January 9, 2017, to Cost Plus Fixed Fee Agreement, dated August 14, 2015, between the Registrant and the United States Department of Health and Human Services.

10.60†	License and Option Agreement, dated July 27, 2016, by and between the Registrant and Jazz Pharmaceuticals Ireland Limited.	10-Q	001-36540	10.1	November 9, 2016

23.1*	Consent of KPMG LLP, Independent Registered Public Accounting Firm.

23.2*	Consent of Haskell & White, LLP, Independent Registered Public Accounting Firm.

24.1*	Power of Attorney (contained on signature page).

31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1^	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

Exhibit Number	Description	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
^	The information in this exhibit is furnished and deemed not filed with the Securities and Exchange Commission for purposes of section 18 of the Exchange Act of 1934, as amended (the “Exchange Act”), and is not to be incorporated by reference into any filing of Pfenex Inc. under the Securities Act of 1933, as amended (the “Securities Act”), or the Exchange Act, whether made before or after the date hereof, regardless of any general incorporation language in such filing.
†	Portions of the exhibit have been omitted pursuant to an order granted by the Securities and Exchange Commission for confidential treatment.
#	Portions of this exhibit have been omitted pursuant to a request for confidential treatment and the non-public information has been filed separately with the SEC.
+	Indicates a management contract or compensatory plan.