Form 10-Q
period 2017-03-31
Pfenex Inc.
filed 2017-05-08
CIK 1478121

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Emerging Growth Company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

As of May 1, 2017, the registrant had 23,455,552 shares of Common Stock ($0.001 par value) outstanding.

PFENEX INC.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

PFENEX INC.

Consolidated Balance Sheets

	March 31, 2017 (unaudited)	December 31, 2016
	(in thousands)
Assets
Current assets
Cash and cash equivalents	$70,197	$81,501
Restricted cash	200	—
Accounts and unbilled receivables, net	1,358	2,822
Income tax receivable	717	717
Other current assets	1,766	1,878

Total current assets	74,238	86,918
Property and equipment, net	5,496	5,246
Other long term assets	80	80
Intangible assets, net	5,169	5,301
Goodwill	5,577	5,577

Total assets	$90,560	$103,122

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$1,184	$1,284
Accrued liabilities	7,635	9,412
Current portion of deferred revenue	5,966	6,516

Total current liabilities	14,785	17,212
Deferred revenue, less current portion	4,632	5,739
Other long-term liabilities	24	26

Total liabilities	19,441	22,977
Commitments and contingencies
Stockholders’ equity
Preferred stock, $0.001 par value, 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value, 200,000,000 shares authorized; 23,443,352 and 23,429,501 shares issued and outstanding at March 31, 2017 and December 31, 2016, respectively	24	24
Additional paid-in capital	217,150	216,144
Accumulated deficit	(146,055)	(136,023)

Total stockholders’ equity	71,119	80,145

Total liabilities and stockholders’ equity	$90,560	$103,122

The accompanying notes are an integral part of these unaudited consolidated financial statements.

PFENEX INC.

Consolidated Statements of Operations

(unaudited)

	Three Months Ended March 31,
(in thousands, except per share data)	2017	2016
Revenue	$2,818	$2,764
Cost of revenue	810	1,276

Gross profit	2,008	1,488
Operating expense
Selling, general and administrative	5,686	4,209
Research and development	6,398	5,487

Total operating expense	12,084	9,696

Loss from operations	(10,076)	(8,208)
Other income, net	44	—

Net loss before income taxes	(10,032)	(8,208)
Income tax expense	—	(1)

Net loss	$(10,032)	$(8,209)

Net loss per share:
Basic and diluted	$(0.43)	$(0.35)

Shares used in calculating net loss per share:
Basic and diluted	23,436	23,353

The accompanying notes are an integral part of these unaudited consolidated financial statements.

PFENEX INC.

Consolidated Statements of Cash Flows

(unaudited)

	Three Months Ended March 31,
	2017	2016
	(in thousands)
Cash flows from operating activities
Net loss	$(10,032)	$(8,209)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	187	149
Amortization of intangible assets	132	133
Stock-based compensation expense	914	857
Loss on disposal of property and equipment	12	—
Changes in operating assets and liabilities
Accounts and unbilled receivables	1,464	(286)
Other current assets	112	(370)
Accounts payable	(79)	202
Accrued liabilities	(1,961)	(307)
Deferred revenue	(1,657)	(910)
Income tax payable	—	(31)

Net cash used in operating activities	(10,908)	(8,772)

Cash flows from investing activities
Acquisitions of property and equipment	(275)	(1,119)

Net cash used in investing activities	(275)	(1,119)

Cash flows from financing activities
Repayments of borrowings under line of credit agreement	—	(3,813)
Repayments of capital lease obligations	(13)	—
Restricted cash	(200)	3,959
Proceeds from exercise of stock options and other stock issuances	92	110

Net cash (used in) provided by financing activities	(121)	256

Net decrease in cash and cash equivalents	(11,304)	(9,635)
Cash and cash equivalents
Beginning of period	81,501	106,162

End of period	$70,197	$96,527

Supplemental schedule of cash flow information
Cash paid for interest	$3	$19
Cash paid for taxes	$—	$32
Non-cash financing and investing transactions
Purchases of property and equipment included in accounts payable and accrued liabilities	$403	$—

The accompanying notes are an integral part of these unaudited consolidated financial statements.

PFENEX INC.

Notes to Consolidated Financial Statements

(unaudited)

1. Organization and Summary of Significant Accounting Policies

Business Activities and Organization

Pfenex Inc. (“Company” or “Pfenex”) was incorporated in the state of Delaware in 2009. Pfenex is a clinical-stage biotechnology company engaged in the development of biosimilar and therapeutic equivalents to branded therapeutics and other high-value and difficult to manufacture proteins. The Company’s lead product candidates are PF708 and PF582. PF708 is a therapeutic equivalent candidate to Forteo (teriparatide), marketed by Eli Lilly and Company, for the treatment of osteoporosis. A bioequivalence study for PF708 was completed in the second quarter of 2016. We initiated an immunogenicity/pharmacokinetics study in osteoporosis patients in the fourth quarter of 2016. The completion of enrollment and interim pharmacokinetic data from this study is expected in the second half of 2017, and the immunogenicity data is expected in the first half of 2018. PF582, a biosimilar to Lucentis (ranibizumab), is marketed by Genentech, Inc., a wholly-owned member of the Roche Group and Novartis AG, for the treatment of patients with retinal diseases. The Company completed a Phase 1/2 trial in patients with wet age-related macular degeneration, or wet AMD, with its former collaborative partner. The Company also announced top-line results from the Phase 1/2 trial, which showed that PF582 was pharmacologically active and with a safety profile that was consistent with that of Lucentis. In addition to the Company’s two lead product candidates, its pipeline includes various other biosimilar candidates as well as vaccines and next generation biologic candidates. The Company initiated a Phase 1a study for its recombinant anthrax vaccine at the end of 2015 and announced interim Day 70 results in the third quarter of 2016.

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

Pfenex India uses its local currency, the India Rupee, as its functional currency, the local currency denominated assets and liabilities are translated at the period end exchange rates, and costs and expenses are translated at the period end exchange rates during the periods then ended. No gain or loss resulting from foreign currency translation is included as a component of accumulated other comprehensive income or loss because the impact is immaterial.

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions of the Securities and Exchange Commission (“SEC”) on Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by U.S. GAAP for complete financial statements. In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments necessary, which are of a normal and recurring nature, for the fair presentation of the Company’s financial position and of the results of operations and cash flows for the periods presented. These consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, as filed with the SEC. The results of operations for the interim period shown in this report are not necessarily indicative of the results that may be expected for any other interim period or for the full year.

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

As of March 31, 2017, the Company had an accumulated deficit of $146.1 million and expects to incur substantial operating losses for the next several years. It will need to obtain additional financing in order to complete clinical studies and launch and commercialize any product candidates for which it receives regulatory approval. There can be no assurance that such financing will be available or will be at terms acceptable by the Company.

Cash and Cash Equivalents

The Company considers all highly liquid investments that are readily convertible into cash and have an original maturity of three months or less at the time of purchase to be cash equivalents. Cash amounts that are restricted as to withdrawal or usage are presented as restricted cash. In January 2017, the Company entered into a Borrower’s Pledge Agreement with U.S. Bank (Bank) to provide $0.2 million in restricted cash to secure payment of its commercial card arrangement with the Bank.

Concentrations

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents, investments and accounts and unbilled receivables. The Company has established guidelines intended to limit its exposure to credit risk by placing investments with high credit quality financial institutions, diversifying its investment portfolio and placing investments with maturities that help maintain safety and liquidity. All cash and cash equivalents were held at four major financial institutions as of March 31, 2017 and December 31, 2016. For the Company’s cash position of $70.4 million as of March 31, 2017, which includes restricted cash of $0.2 million, the Company has exposure to credit loss for amounts in excess of insured limits in the event of non-performance by the institutions; however, the Company does not anticipate non-performance.

Additional credit risk is related to the Company’s concentration of receivables. As of March 31, 2017 and December 31, 2016, three customers represented 99% and 89% of total net receivables, respectively. The Company recorded an allowance for doubtful accounts of $0.1 million at both March 31, 2017 and December 31, 2016. For the three month period ended March 31, 2017 and 2016, revenue was concentrated among two customers and/or collaborative partners, representing 88% and 87% of total revenues, respectively. There were no supplier concentrations.

A portion of revenue is earned from sales outside the United States. Non-U.S. revenue is denominated in U.S. dollars. A breakdown of the Company’s net revenue from U.S. and non-U.S. sources for the three months ended March 31, 2017 and 2016 is as follows:

	Three Months Ended March 31,
(in thousands)	2017	2016
US Revenue	$1,057	$2,724
Non-US Revenue	1,761	40

	$2,818	$2,764

During the three months ended March 31, 2017, Ireland accounted for more than 10% of the Company’s revenue. During the three months ended March 31, 2016, no single foreign country accounted for more than 10% of the Company’s revenue.

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

The Company assesses milestone payments on an individual basis and recognizes revenue from nonrefundable milestone payments when the earnings process is complete and the payment is reasonably assured. Nonrefundable milestone payments related to arrangements under which the Company has continuing performance obligations are recognized as revenue upon achievement of the associated milestone, provided that (i) the milestone event is substantive and its achievability was not reasonably assured at the inception of the agreement, and (ii) the amount of the milestone payment is reasonable in relation to the effort expended or the risk associated with the milestone event. For the three months ended March 31, 2017 and 2016, no revenue in connection with the achievement of milestones has been recognized.

The Company’s reagent protein products are comprised of internally developed reagent protein products and those purchased from original manufacturers for resale. Revenues for reagent product sales are reflected net of attributable sales tax. The Company generally offers a 30 day return policy. The Company recognizes reagent product revenue from product sales when it is realized or realizable and earned. As of March 31, 2017, the Company has had minimal product returns related to reagent protein product sales. No reserve for warranty and return rights were recorded as of March 31, 2017 and December 31, 2016, respectively.

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

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09 Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in ASC 605, Revenue Recognition. This ASU is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. Numerous updates were issued in 2016 that provide clarification on a number of specific issues as well as requiring additional disclosures. The effective date will be the first quarter of fiscal year 2019 using one of two retrospective application methods. The Company is in the process of determining the timing of adoption and the adoption method. It does not expect the new standard to have a material impact on the recognition of revenue from its reagent protein product sales. However, the Company continues to evaluate the impact that this guidance will have on its consolidated financial statements in connection with its government, collaboration, and license agreements.

In February 2016, the FASB issued ASU No. 2016-02 Leases (Topic 842), which requires lessees to recognize “right of use” assets and liabilities for all leases with lease terms of more than 12 months. The ASU requires additional quantitative and qualitative financial statement footnote disclosures about the leases, significant judgments made in accounting for those leases and amounts recognized in the financial statements about those leases. The effective date will be the first quarter of fiscal year 2020. The Company is currently evaluating the impact of the adoption of this accounting standard update on its consolidated financial statements.

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

In January 2017, the FASB issued ASU No. 2017-04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. This updated guidance eliminates Step 2 from the current two-step quantitative model for goodwill impairment tests. Step 2 required an entity to calculate an implied fair value, which included a hypothetical purchase price allocation requirement, for reporting units that failed Step 1. Per this updated guidance, a goodwill impairment will instead be measured as the amount by which a reporting unit’s carrying value exceeds its fair value as identified in Step 1. This guidance is effective for fiscal years beginning after December 15, 2019, including interim periods within that reporting period. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The adoption of this guidance is not expected to have a material impact on the consolidated financial statements.

2. Fair Value Measurements

The fair value measurements of the Company’s cash equivalents and investments, which are measured at fair value on a recurring basis as of March 31, 2017 and December 31, 2016, were determined using the inputs described above and are as follows:

	Total	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
March 31, 2017
Cash and money market funds	$70,397	$70,397	$—	$—

Total assets measured at fair value	$70,397	$70,397	$—	$—

December 31, 2016
Cash and money market funds	$81,501	$81,501	$—	$—

Total assets measured at fair value	$81,501	$81,501	$—	$—

Cash and money market funds at March 31, 2017 include restricted cash, which is included in current assets on the balance sheet.

The Company’s policy is to recognize transfers between levels of the fair value hierarchy on the date of the event or change in circumstances that caused the transfer. There were no significant transfers into or out of Level 1, 2, or 3 during the periods presented.

3. Property and Equipment

Property and equipment consisted of the following:

(in thousands)	March 31, 2017	December 31, 2016
Furniture and equipment	$351	$350
Computers and IT equipment	305	290
Purchased software	869	869
Lab and research equipment	5,371	5,022
Leasehold improvements	739	739
Construction in progress	628	575
Other fixed assets	64	64

Total property and equipment, gross	8,327	7,909
Less: accumulated depreciation and amortization	(2,831)	(2,663)

Total property and equipment, net	$5,496	$5,246

Total depreciation and amortization expense was included in selling, general and administrative expenses and research and development in the accompanying consolidated statements of operations as follows:

	Three Months Ended March 31,
(in thousands)	2017	2016
Selling, general and administrative	$69	$55
Research and development	118	94

Total depreciation and amortization expense	$187	$149

4. Intangible Assets

Intangible assets consisted of the following:

(in thousands)	March 31, 2017	December 31, 2016
Customer relationships	$3,750	$3,750
Developed technology	4,400	4,400
Trade names	910	910

Gross intangible assets	9,060	9,060
Less: Accumulated amortization	(3,891)	(3,759)

Total intangible assets, net	$5,169	$5,301

Amortization expense was $0.1 million for both the three months ended March 31, 2017 and 2016, respectively. Amortization expense is included within selling, general and administrative expense in the accompanying consolidated statements of operations. As of March 31, 2017, estimated amortization expense for the next five years amounts to approximately $0.5 million per year.

5. Accrued Liabilities

Accrued liabilities consisted of the following:

(in thousands)	March 31, 2017	December 31, 2016
Accrued vacation	$476	$553
Deferred rent	629	627
Accrued bonuses	479	1,385
Other accrued employee-related liabilities	835	293
Accrued professional fees	924	266
Accrued supplier liability	371	428
Accrued subcontractor costs	2,959	4,974
Other accrued liabilities	962	886

Total accrued liabilities	$7,635	$9,412

6. Commitments and Contingencies

Collaborative Arrangements

In July 2016, the Company entered into an agreement with Jazz Pharmaceuticals Ireland Limited (“Jazz”) for the development and commercialization of multiple early stage hematology product candidates. The agreement (“Jazz Agreement”) also includes an option for Jazz to negotiate a license for a recombinant pegaspargase product candidate with the Company. Under the Jazz Agreement, Pfenex received an upfront and option payment totaling $15 million in July 2016 and may be eligible to receive additional payments of up to $166 million based on achievement of certain research and development, regulatory and sales related milestones, including up to approximately $41 million for certain non-sales-related milestones. The total milestones are categorized as follows: $7 million are based on achievement of certain research and development milestones; $34 million for certain regulatory milestones; and $125 million for sales milestones. For the non-sales-related milestones, the Company conducted an evaluation whether they will be recorded using the milestone method and as a result of this evaluation, estimates approximately $7.0 million of these non-sales-related milestones are deemed to be substantive. The Company may also be eligible to receive tiered royalties on worldwide sales of any products resulting from the collaboration. Both Jazz and the Company will be contributing to the development efforts. Unless terminated earlier, the Jazz Agreement will continue on a product-by-product basis for as long as Jazz is commercializing or having commercialized the products under the Jazz Agreement.

In accordance with ASC 605-25, the Company identified all of the deliverables at the inception of the Jazz Agreement. The significant deliverables were determined to be the research and development services related to the pegaspargase product candidate option and for license and research and development activities of the other hematology products. The Company has determined that the license, together with the research and development activities, represent one unit of accounting for each product under license, as the license does not have standalone value from the respective development activities. The research and development activities related to the pegaspargase option were determined to have standalone value apart from the license and development activities for the other hematology products. The estimated selling price for the Pegaspargase product candidate and the hematology products was determined using an income approach. In determining the estimated selling price, the Company considered costs expected to be incurred for internal labor, burden rates, internal margins, and subcontractors. Based on our considerations of estimated selling price, the Company allocated $10 million to the Pegaspargase product candidate and $2.5 million to each of the hematology products. The upfront and option payment is being deferred and will be recognized as revenue ratably over the period in which the Company expects services to be rendered for each respective unit of accounting, which approximates a range of 15 to 32 months. During the quarter ended March 31, 2017, the Company recorded revenue of approximately $1.7 million related to the Jazz Agreement.

In August 2016, the Company regained full rights to PF582 from Pfizer Inc. (“Pfizer”), at which time $45.8 million of previously deferred revenue was recognized.

7. Stock-Based Compensation

Summary Stock-Based Compensation Information

The following table summarizes stock-based compensation expense:

	Three months ended March 31,
(in thousands)	2017	2016
Cost of revenues	$62	$28
Research and development	267	211
Selling, general and administrative	585	618

Total	$914	$857

Stock-based compensation from:
Stock options	$889	$788
Employee stock purchase plan	25	69

Total	$914	$857

The following table summarizes the Company’s stock option activity during the three months ended March 31, 2017:

	Number of Options (in thousands)	Weighted Average Exercise Price
Outstanding at December 31, 2016	2,571	$8.62
Granted	559	7.51
Exercised	—	—
Cancelled (forfeited)	(80)	11.03

Outstanding at March 31, 2017	3,050	$8.36

Vested and expected to vest at March 31, 2017	2,753	$8.34
Vested and exercisable at March 31, 2017	1,198	$7.88

No options were exercised during the three months ended March 31, 2017. The Company received approximately $17 thousand from stock option exercises during the three months ended March 31, 2016. Options outstanding at March 31, 2017 have a weighted average remaining contractual term of 8.07 years.

The exercise price of all options granted during the three months ended March 31, 2017 and 2016 was the closing price of the Company’s common stock on the date of grant. The fair value of each stock option granted is estimated on the grant date under the fair value method using the Black-Scholes model. The following assumptions were used to estimate the fair value of stock options:

	Three Months Ended March 31,
	2017	2016
Risk-free interest rate	2.0% – 2.1%	1.3% - 1.9%
Expected volatility	67.4% - 68.0%	63.1% - 68.6%
Dividend yield	0.0%	0.0%
Expected term (years)	5.5 – 6.3	5.1 – 6.3

The weighted average grant date fair value of options granted for the three months ended March 31, 2017 and 2016 was $4.70 and $5.74, respectively. As of March 31, 2017, there was approximately $7.1 million of unrecognized compensation cost related to unvested stock option awards and the weighted average period over which this cost is expected to be recognized is 2.95 years.

8. Income Taxes

During the three months ended March 31, 2017, the Company recorded no income tax expense. The Company expects to be in an overall taxable loss position for 2017. No tax expense is expected in the next several years as the Company expects to generate taxable net operating losses and corresponding valuation allowances due to its investments in its lead product candidates and other pipeline products.

9. Net Loss per Share of Common Stock

The following table summarizes the computation of basic and diluted net loss per share:

	Three Months Ended March 31,
(in thousands, except per share data)	2017	2016
Net loss	$(10,032)	$(8,209)

Weighted-average common shares used to compute basic and diluted net loss per share	23,436	23,353

Basic and diluted net loss per common share	$(0.43)	$(0.35)

Basic net loss per share is computed by dividing the net loss by the weighted-average number of common shares outstanding for the period. Diluted net loss per share is computed by dividing the net loss by the weighted-average number of common shares and dilutive common stock equivalents outstanding for the period, determined using the treasury-stock method, if inclusion of these is dilutive. Because the Company reported a net loss for the three months ended March 31, 2017 and 2016, diluted net loss per common share is the same as basic net loss per common share for those periods.

The following potentially dilutive securities outstanding at the end of the periods presented have been excluded from the computation of diluted shares outstanding, as their effect would be anti-dilutive:

	March 31,
(in thousands)	2017	2016
Employee stock purchase plan	51	54
Options to purchase common stock	3,050	2,227

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

In this Form 10-Q, “we,” “us” and “our” refer to Pfenex Inc. and its subsidiaries.

Overview

We are a clinical-stage biotechnology company engaged in the development of biosimilar and therapeutic equivalent products and other high-value and difficult-to-manufacture proteins. Our product candidate selection strategy is to focus on products with large addressable markets, which are expected to be free of intellectual property barriers in major markets over our projected approval timelines, and for which our Pfēnex Expression Technology® enables efficient and large scale manufacturing. Our pipeline of product candidates and preclinical products under development includes six wholly-owned programs, two that are being developed in a joint venture with Strides Arcolab Limited, a specialty pharmaceutical company, and certain other products that are being developed in collaboration with Jazz Pharmaceuticals Ireland Limited, or Jazz. In addition, we are also developing proprietary vaccine candidates that are being funded by the Department of Health and Human Services and the National Institutes of Health within the United States government.

Our lead product candidates include the following:

PF708 – our teriparatide (Forteo) therapeutic equivalent candidate. PF708 is our therapeutic equivalent candidate to Forteo, which is marketed by Eli Lilly and Company for the treatment of osteoporosis. Forteo achieved over $1.5 billion in global product sales in 2016. The PF708 bioequivalence study, conducted in 70 healthy subjects, was completed in the second quarter of 2016 and met its primary objectives. The 90% confidence intervals of the area-under-the-curve (AUC) and maximum concentration (Cmax) geometric mean ratios of PF708 versus Forteo were within the 80-125% range required for concluding bioequivalence. We initiated a pivotal immunogenicity/pharmacokinetics clinical study in osteoporosis patients in the fourth quarter of 2016. We believe that this study, along with the positive bioequivalence study, should satisfy the filing requirements for PF708 through the 505(b)(2) regulatory pathway. The completion of enrollment and interim pharmacokinetic data from this study is expected in the second half of 2017, and the immunogenicity data is expected in the first half of 2018. We believe that the clinical program in the U.S. may be leveraged for regulatory filings in other geographies, such as the European Union (“EU”).

PF582 – our ranibizumab (Lucentis) biosimilar candidate. PF582 is our biosimilar product candidate to Lucentis, which is marketed by Genentech, Inc., a wholly-owned member of the Roche Group, and Novartis AG, for the treatment of patients with retinal diseases. Lucentis achieved approximately $3.2 billion in global product sales in 2016. For PF582, we completed a Phase 1/2 trial in patients with wet age-related macular degeneration, or wet AMD. In the third quarter of 2016, we announced top-line results from the Phase 1/2 trial, which showed that PF582 was pharmacologically active and had a safety profile that was consistent with that of Lucentis. We enrolled a total of 25 VEGF-inhibitor naïve patients with neovascular AMD (13 received PF582, including one sentinel patient who received open label PF582, 12 received Lucentis). All patients received three monthly intravitreal injections. The primary endpoint of the study was safety and tolerability of PF582 compared to that of Lucentis. There were no clinically meaningful differences in adverse event profiles or intra-ocular pressure between PF582 and Lucentis. The efficacy and pharmacodynamic results indicated that there were no clinically meaningful differences in best corrected visual acuity or decreases in central retinal thickness between PF582 and Lucentis at any of the timepoints.

We have had ongoing interest in PF582 and expect to complete the strategic review of our development options for PF582 by the time we report our second quarter results in August 2017. As we complete the assessment of the strategic options for this program, we are reviewing the PF582 program resource commitments within the context of our broader ongoing development programs.

In addition to our two most advanced product candidates, our pipeline includes various other biosimilar candidates as well as vaccines and next generation biologic candidates. A few of those candidates include the following:

Px563L – our novel anthrax vaccine candidate funded by the Biomedical Advanced Research and Development Authority (“BARDA”). In August 2016, we announced positive immunogenicity and safety data from Day 70 analysis of the Px563L anthrax vaccine study. The results indicated that the vaccine was well-tolerated and afforded immunogenicity protection with fewer doses than the currently licensed product. The randomized, double-blind, placebo-controlled Phase 1a study enrolled three cohorts in a dose-escalating manner (10 mcg, 50 mcg and 80 mcg of antigen). Within each cohort, subjects received Px563L, RPA563 or placebo in an 8:8:2 ratio. Subjects were administered two doses of vaccine or placebo 28 days apart. Interim results indicated that the vaccine was well-tolerated, with the potential to afford immunogenicity protection against anthrax infection after only two injections (vs. three for currently licensed anthrax vaccine product). Immunogenicity was assessed by toxin-neutralizing antibody (TNA) expressed as 50% neutralizing factor (NF50), with a threshold value ≥ 0.56 correlating with significant survival in animal models of anthrax infection. On Day 70, 100% of Px563L subjects at the 10 mcg and 80 mcg dose levels achieved a TNA NF50 ≥ 0.56, and 87.5% at the 50 mcg dose level achieved the target threshold. An additional success criterion for assessing anthrax vaccine immunogenicity is for the lower confidence limit (LCL), or the lower bound of 95% confidence interval, of the percentage of subjects who met or exceeded the TNA NF50 threshold of 0.56, to be greater than or equal to 40%. On Day 70, all doses of Px563L exceeded this threshold, which was established by the currently licensed anthrax vaccine for the indication of post-exposure prophylaxis. In addition, we have developed an optimized production process for the large-scale manufacturing of bulk mrPA. We announced positive interim results from a Phase 1a study in healthy subjects in the second half of 2016, and we anticipate study completion in the first half of 2017.

In January 2017, BARDA exercised two of the eight option periods, allowing for the continued development of Px563L. We expect to initiate the phase 2 study in 2018. Ahead of the phase 2 study initiation, we expect to continue to demonstrate stability of the vaccine and to complete the manufacturing of the clinical supply. We have generated stability on our 2016 manufactured lot out to 4.5 months demonstrating the maintenance of approximately 99% purity at 5°C and approximately 95% purity at room temperature (25°C). The purity target is 85% or greater. We have also demonstrated long term stability data from our toxicology lot showing greater than 90% purity at 5°C at 40 months. We believe the successful completion of the phase 2 study and activities under this contract could lead to a procurement contract for supply of Px563L to the Strategic National Stockpile.

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

Transparency Market Research states that the global biologics market will expand at a healthy 10.9% compound annual growth rate from 2016 to 2024. If the number holds true, the market, which is valued at $210 billion in 2016, is expected to rise to $480 billion by 2024. We believe the emerging biosimilar market will be significant due to the large number of blockbuster products expected to lose patent protection in the next several years, abbreviated regulatory pathways for the approval of biosimilars and a mandate for lower drug costs by governments and private payers. A biosimilar is a biologic product that has been demonstrated to be highly similar to a biologic product that is already licensed, referred to as a reference product, notwithstanding minor differences in clinically inactive components, and where there are no clinically meaningful differences between the reference product and the biosimilar in terms of the safety, purity, and potency of the product. By 2020, eight biologic products representing approximately $45.6 billion of aggregate 2015 product sales are expected to lose patent protection and become available globally for biosimilars according to IMS Health.

The market opportunities for our most advanced product candidates are substantial. Lucentis achieved approximately $3.2 billion in global product sales in 2016. By the second quarter of 2018, markets with 2015 Lucentis sales of approximately $530 million are expected to lose patent protection, and become available to biosimilars. Additionally, by the second quarter of 2020, markets with an additional $1.8 billion in 2015 Lucentis sales are expected to lose patent protection and become available for biosimilars, and after January 2022 markets with an additional $1.2 billion in 2015 sales are expected to also lose patent protection. Approximately $70 million in 2015 Lucentis sales come from markets for which accurate patent expiration dates are not available. Forteo achieved product sales of approximately $1.4 billion in 2015. Almost half of these product sales came from the U.S. alone, followed by Japan. Forteo is expected to lose patent protection in the U.S., EU and Japan in 2019.

Our revenue was $2.8 million for both the three months ended March 31, 2017 and 2016. Our historical revenue has been primarily derived from monetizing our Pfēnex Expression Technology® through collaboration agreements, service agreements, government contracts and reagent protein product sales, which provide for various types of payments, including upfront payments, funding of research and development, milestone payments, intellectual property access fees and licensing fees. Currently, various government agencies are funding costs associated with our proprietary novel vaccine programs. As we continue to focus our business on the development of our product pipeline, we anticipate allocating fewer resources to certain aspects of our protein production activities that currently generate our revenue, which we expect will result in a decline of service-related revenue associated with protein production.

As of March 31, 2017, we had an accumulated deficit of $146.1 million of which $89.8 million was attributable to recognizing the accretion in the redemption value of our convertible preferred stock. We recognized net losses of $10.0 million and $8.2 million for the three months ended March 31, 2017 and 2016, respectively. We expect to incur substantial and increasing losses for the next several years as we develop and advance our lead product candidates through clinical development, expand our research and development activities, and prepare for the potential commercial launch of our lead product candidates. As a result, our research and development expenses will increase materially as we incur further costs of development. We currently utilize third-party clinical research organizations, or CROs, to carry out our clinical development and we do not yet have an extensive sales organization. We will need substantial additional funding to support our operating activities, especially as we approach anticipated regulatory approval in the United States, Europe and other territories, and begin to establish our commercialization capabilities. Adequate funding may not be available to us on commercially reasonable terms, or at all. Since our inception, we have funded our operations primarily through the sale and issuance of common stock in our public offerings, revenue from our collaboration agreements, government contracts, service agreements, and reagent protein product sales, our prior credit facility and the private placement of equity securities. We have devoted substantially all of our capital resources to the research and development of our product candidates and working capital requirements. Additionally, as we continue to focus our business on the development of our product pipeline, we anticipate allocating fewer resources to certain aspects of our protein production activities that currently generate our revenue, which we expect will result in a decline of service-related revenue.

Critical Accounting Policies, Significant Judgments and Use of Estimates

Our management’s discussion and analysis of financial condition and results of operations is based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States, or GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported revenue and expenses during the reporting periods. These items are monitored and analyzed by us for changes in facts and circumstances, and material changes in these estimates could occur in the future. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Changes in estimates are reflected in reported results for the period in which they become known. Actual results may differ materially from these estimates under different assumptions or conditions. The accompanying unaudited consolidated financial statements and related financial information should be read in conjunction with the audited financial statements and related footnotes included in our Annual Report on Form 10-K for the year ended December 31, 2016. Except as otherwise disclosed, there have been no material changes in our critical accounting policies and estimates in the preparation of our financial statements during the three months ended March 31, 2017 compared to those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016, as filed with the SEC on March 15, 2017.

Results of Operations

Comparison of the three months ended March 31, 2017 and 2016

The following table summarizes our net loss during the periods indicated:

	Three Months Ended March 31,
(in thousands, except percentages)	2017	2016	Change
Revenue	$2,818	$2,764	2%
Cost of revenue	810	1,276	(37)%

Gross profit	2,008	1,488	35%
Operating expense
Selling, general and administrative	5,686	4,209	35%
Research and development	6,398	5,487	17%

Total operating expense	12,084	9,696	25%

Loss from operations	(10,076)	(8,208)	23%
Other income, net	44	—	—%

Net loss before income taxes	(10,032)	(8,208)	22%
Income tax expense	—	(1)	—%

Net loss	$(10,032)	$(8,209)	22%

Revenue

	Three Months Ended March 31,
(in thousands, except percentages)	2017	2016	Change
Revenue	$2,818	$2,764	2%

Revenue increased by $0.1 million, or 2%, to $2.8 million in the three month period ended March 31, 2017, compared to just under $2.8 million in the same period in 2016. Several license agreements became effective in mid- to late-2016, resulting in an increase in license revenue. This was partially offset by a decrease in government contract revenue for our Px563L product candidate, as two option periods were exercised by the government in January 2017, resulting in lower-cost planning and start-up activities during the three month period ended March 31, 2017. Given the nature of the novel vaccine development process, revenue will fluctuate depending on stage of development.

Cost of Revenue

	Three Months Ended March 31,
(in thousands, except percentages)	2017	2016	Change
Cost of revenue	$810	$1,276	(37)%

Cost of revenue decreased by approximately $0.5 million, or 37%, to $0.8 million in the three month period ended March 31, 2017, compared to $1.3 million in the same period in 2016. The decrease in cost of revenue for the periods presented was due primarily to a decrease in costs for our Px563L product candidate under our government contracts related to planning and start-up activities for newly exercised option periods. Given the nature of the novel vaccine development process, these costs will fluctuate depending on stage of development.

Selling, General and Administrative

	Three Months Ended March 31,
(in thousands, except percentages)	2017	2016	Change
Selling, general and administrative	$5,686	$4,209	35%

Selling, general and administrative expenses increased by $1.5 million, or 35%, to $5.7 million in the three month period ended March 31, 2017, compared to $4.2 million in the same period in 2016. The increase in selling, general and administrative expenses during the periods presented were primarily due to $0.9 million in costs incurred in connection with the separation of our former CEO, including expenses associated with the independent investigation, severance, legal fees and other related expenses. Costs continue to increase for internal and external business development expenses, such as product branding, to support our various product development efforts, which can vary from period to period.

Research and Development

	Three Months Ended March 31,
(in thousands, except percentages)	2017	2016	Change
Research and development	$6,398	$5,487	17%

Research and development expenses increased by approximately $0.9 million, or 17%, to $6.4 million in the three month period ended March 31, 2017, compared to $5.5 million in same period in 2016. The increases in research and development expenses during the periods presented were primarily due to the increase in development activity of our product candidates, including PF708 and PF582, and the hiring of additional personnel dedicated to our research and development efforts. Clinical trial activities and manufacturing for PF708 and PF582, respectively, during the first quarter of 2017 increased costs in the three months ended March 31, 2017 over the same period in 2016.

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

Liquidity and Capital Resources

The following table summarizes our cash, cash equivalents and marketable securities:

(in thousands)	March 31, 2017	December 31, 2016
Cash and cash equivalents	$70,197	$81,501

To date, we have funded our operations primarily through the sale and issuance of common stock in our public offerings, revenue from our collaboration agreements, government contracts, service agreements, and reagent protein product sales, our prior credit facility and the private placement of equity securities. At March 31, 2017, we had $70.2 million in cash and cash equivalents and $0.2 million in restricted cash as bank collateral for our commercial card program compared to $81.5 million as of December 31, 2016.

In July 2016, we entered into an agreement with Jazz to develop certain hematology products. Under the terms of this collaboration, we received upfront and option payments totaling $15 million in July 2016, and may be eligible to receive additional payments of up to $166 million based on the achievement of certain development, regulatory, and sales-related milestones, including up to $41 million for certain non-sales-related milestones. We may also be eligible to receive tiered royalties on worldwide sales of any products resulting from the collaboration.

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

Cash Flows

The following table sets forth the primary sources and uses of cash and cash equivalents for each of the periods presented below.

	Three Months Ended March 31,
(in thousands)	2017	2016
Net cash (used in) provided by:
Operating activities	$(10,908)	$(8,772)
Investing activities	(275)	(1,119)
Financing activities	(121)	256

Net decrease in cash and cash equivalents	$(11,304)	$(9,635)

Net cash used in operating activities

Net cash used in operating activities was $10.9 million for the three months ended March 31, 2017 compared to net cash used in operating activities of $8.8 million for the three month period ended March 31, 2016. Net cash used in operating activities for the three months ended March 31, 2017 was primarily attributable to our research and development activities associated with PF708, PF582 and our other product candidates. Net cash used by operating activities for the three months ended March 31, 2016 was primarily related to our research and development activities associated with PF708 and our other product candidates.

Net cash used in investing activities

Net cash used in investing activities was $0.3 million for the three months ended March 31, 2017, compared to $1.1 million for the three month period ended March 31, 2016. We used $0.3 million and $1.1 million to purchase property and equipment in the three month periods ended March 31, 2017 and March 31, 2016, respectively.

Net cash (used in) provided by financing activities

Net cash used in financing activities was $0.1 million for the three months ended March 31, 2017 compared net cash provided of $0.3 million for the three month period ended March 31, 2016. Net cash used in financing activities for the three months ended March 31, 2017 resulted from the funding of $0.2 million in bank collateral for our commercial card program, offset by proceeds from the cash provided by the issuance of common stock in connection with our Employee Stock Purchase Plan (“ESPP”) of $0.1 million. Net cash provided by financing activities for the three months ended March 31, 2016 resulted primarily from the issuance of common stock in connection with our ESPP and exercises of stock options.

Off-Balance Sheet Arrangements

We have not engaged in any off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K, other than a joint venture agreement, or JVA, with Strides Arcolab, and the indemnification agreements described below.

In March 2013, we and Strides Arcolab entered into the JVA. The JVA was established to provide a vehicle for the advancement of certain biosimilars successful in Phase 1 trials under a joint development and license agreement between us and Strides Arcolab. Under the terms of the JVA, both parties share equally in all decisions, and share revenue and expenses at a rate of 51% to Strides Arcolab and 49% to us. There has been no activity in the JV to date. Once a biosimilar product successfully completes a Phase 1 trial and Strides Arcolab and we agree to contribute the biosimilar to the joint venture (“JV”), the JV will incur activity.

In the normal course of business, we enter into contracts and agreements that contain a variety of representations and warranties and provide for general indemnifications, including our Strides Arcolab agreements described above. Our exposure under these agreements is unknown because it involves claims that may be made against us in the future, but have not yet been made. As of March 31, 2017, we have not paid any claims or been required to defend any action related to our indemnification obligations. However, we may record charges in the future as a result of these indemnification obligations.

Contractual Obligations and Commitments

There have been no material changes during the three months ended March 31, 2017 to our contractual obligations disclosed in our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2016.

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09 Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in ASC 605, Revenue Recognition. This ASU is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. Numerous updates were issued in 2016 that provide clarification on a number of specific issues as well as requiring additional disclosures. The effective date will be the first quarter of fiscal year 2019 using one of two retrospective application methods. We are in the process of determining the timing of adoption and the adoption method. We do not expect the new standard to have a material impact on the recognition of revenue from our reagent protein product sales. However, we continue to evaluate the impact that this guidance will have on our consolidated financial statements in connection with our government contracts and our collaboration and license agreements.

In February 2016, the FASB issued ASU No. 2016-02 Leases (Topic 842), which requires lessees to recognize “right of use” assets and liabilities for all leases with lease terms of more than 12 months. The ASU requires additional quantitative and qualitative financial statement footnote disclosures about the leases, significant judgments made in accounting for those leases and amounts recognized in the financial statements about those leases. The effective date will be the first quarter of fiscal year 2020. We are currently evaluating the impact of the adoption of this accounting standard update on our consolidated financial statements.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, which clarifies the presentation of restricted cash and restricted cash equivalents in the statements of cash flows. Under the ASU, restricted cash and restricted cash equivalents are included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts presented on the statements of cash flows. The ASU is intended to reduce diversity in practice in the classification and presentation of changes in restricted cash on the Consolidated Statement of Cash Flows. The ASU requires that the Consolidated Statement of Cash Flows explain the change in total cash and equivalents and amounts generally described as restricted cash or restricted cash equivalents when reconciling the beginning-of-period and end-of-period total amounts. The ASU also requires a reconciliation between the total of cash and equivalents and restricted cash presented on the Consolidated Statement of Cash Flows and the cash and equivalents balance presented on the Consolidated Balance Sheet. The ASU is effective retrospectively on January 1, 2018, with early adoption permitted. We do not expect the adoption of the ASU to have a material effect on our results of operations, financial condition or cash flows.

In January 2017, the FASB issued ASU No. 2017-04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. This updated guidance eliminates Step 2 from the current two-step quantitative model for goodwill impairment tests. Step 2 required an entity to calculate an implied fair value, which included a hypothetical purchase price allocation requirement, for reporting units that failed Step 1. Per this updated guidance, a goodwill impairment will instead be measured as the amount by which a reporting unit’s carrying value exceeds its fair value as identified in Step 1. This guidance is effective for fiscal years beginning after December 15, 2019, including interim periods within that reporting period. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The adoption of this guidance is not expected to have a material impact on our consolidated financial statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk in the ordinary course of our business. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of fluctuations in interest rates and foreign currency exchange rates. As of March 31, 2017, we did not hold or issue financial instruments for trading purposes.

Interest rate fluctuation risk

The primary objective of our investment activities is to preserve our capital to fund our operations. We also seek to maximize income from our cash and cash equivalents without assuming significant risk. To achieve our objectives, we invest our cash and cash equivalents in money market funds, treasury obligations, short term certificates of deposit and high-grade corporate securities, directly or through managed funds, with maturities of six months or less. As of March 31, 2017, we had cash and cash equivalents of $70.2 million consisting of cash of $3.3 million and investments of $66.9 million in highly liquid U.S. money market funds. A portion of our investments may be subject to interest rate risk and could fall in value if market interest rates increase. However, because our investments are primarily short-term in duration, we believe that our exposure to interest rate risk is not significant and a 100 basis point movement in market interest rates would not have a significant impact on the total value of our portfolio. We actively monitor changes in interest rates.

Foreign currency exchange risk

We contract with clinical research organizations (“CROs”), investigational sites and suppliers in foreign countries. We are therefore subject to fluctuations in foreign currency rates in connection with these agreements. We have not entered into any material foreign currency hedging contracts although we may do so in the future. To date we have not incurred any material effects from foreign currency changes on these contracts. The effect of a 10% adverse change in exchange rates on foreign currency denominated cash and payables as of March 31, 2017 would not have been material. However, fluctuations in currency exchange rates could harm our business in the future.

Inflation risk

Inflation may affect us by increasing our cost of labor and clinical trial costs. We do not believe that inflation has had a material effect on our business, financial condition or results of operations for any period presented herein.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Interim Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s (“SEC’s”) rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based upon that evaluation, the Interim Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of March 31, 2017, due to the material weakness in internal control over financial reporting that is described below. Notwithstanding the material weakness, management has concluded that the Company’s unaudited consolidated financial statements for the periods covered by and included in this quarterly report on Form 10-Q are fairly stated in all material respects in accordance with U.S. generally accepted accounting principles (“GAAP”) for each of the periods presented herein.

Internal Control Over Financial Reporting

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. As previously disclosed in Item 9A of our Form 10-K for the year ended December 31, 2016, we did not maintain an effective control environment as our former Chief Executive Officer failed to set an appropriate “Tone at the Top.” Specifically, our former Chief Executive Officer failed to act in accordance with our Board Approval Process Policy and Code of Ethics and Conduct as a result of his failure to comply with certain board approval procedures for third-party contracts. This control deficiency did not result in a misstatement to our consolidated financial statements. However, this control deficiency could have resulted in a material misstatement to our annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, our management has determined that this control deficiency constitutes a material weakness.

Remediation Plan and Activities

As we disclosed in our Form 10-K for the year ended December 31, 2016, we commenced measures to remediate the identified material weaknesses during the three months ended March 31, 2017. Management, with the participation and input of the audit committee and the board of directors, is engaged in remedial activities to address the material weakness described above. The remedial activities we are taking include the following:

•	A change in our Chief Executive Officer when our board appointed a new Interim Chief Executive Officer, President, and Secretary following the resignation of our former Chief Executive Officer on January 23, 2017;

•	Requiring documentation of approvals for contracts that are within the scope of the Board Approval Process Policy;

•	Increasing the frequency of our internal audit testwork to assess the design, implementation, and operating effectiveness of our entity level and process level controls; and

•	Increasing communication with, and training of employees regarding:

•	Our commitment to ethical standards and the integrity of our business practices;

•	Requirements for compliance with our Board Approval Process Policy and Code of Ethics and Conduct, including training of new hires and re-training of existing employees; and

•	Availability of and processes for reporting suspected violations of our Code of Ethics and Conduct.

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

Changes in Internal Control Over Financial Reporting

During the three months ended March 31, 2017, we began to make changes in our internal control over financial reporting as noted above. Other than the remediation steps taken above, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

With the exception of two years, we have incurred annual net operating losses since inception, and to date have generated only limited revenue from government contracts, service agreements, collaboration agreements, and reagent protein product sales. We have recognized net losses of $10.0 million, $8.2 million and $28.2 million for the three months ended March 31, 2017 and 2016 and the year ended December 31, 2015, respectively, and net income of $5.5 million for the year ending December 31, 2016. As of March 31, 2017, we had an accumulated deficit of $146.1 million and net working capital of $59.5 million. To date, we have funded our operations primarily through the sale and issuance of common stock in our public offerings, revenue from our collaboration agreements, government contracts, service agreements, and reagent protein product sales, our prior credit facility and the private placement of equity securities. As a result of the termination of the development and license agreement with Pfizer Inc. (Pfizer) in August of 2016, we will need to invest or find a collaboration partner to invest significant resources in the further development of PF582. The termination accelerated recognition of $45.8 million of revenue that had been previously deferred. As of March 31, 2017, we had capital resources consisting of cash and cash equivalents of $70.2 million.

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

Reference product sponsor companies may develop improved versions of a reference product as part of a life cycle extension strategy, and may obtain regulatory approval of the improved version under a supplemental biologics license application, or BLA. If a reference product sponsor company succeeds in obtaining an approval of an improved product, it may capture a significant share of the collective reference product market and significantly reduce the market for the reference product, and thereby the potential size of the market for our biosimilar and therapeutic equivalent product candidates. In addition, the improved product may be protected by additional patent rights.

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

Our success depends in part on our continued ability to attract, retain and motivate highly qualified management, clinical and scientific personnel. We believe that our future success is highly dependent upon the contributions of our senior management, particularly our Interim Chief Executive Officer and Chief Business Officer, Chief Financial Officer, and Chief Medical Officer, as well as our senior scientists and other members of our senior management team. Employment agreements with each of our Interim Chief Executive Officer and Chief Business Officer, Chief Financial Officer, Chief Medical Officer, and other senior executives, as well as our offer letters with our senior scientists, all provide for “at-will” employment. The loss of services of any of these individuals could delay or prevent the successful development of our product pipeline, completion of our planned clinical trials or the commercialization of PF708, PF582 or any future products we develop.

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

As of March 31, 2017, we had 67 full-time employees. Our management and personnel, systems and facilities currently in place may not be adequate to support this future growth. Therefore, we will need to continue to expand our managerial, operational, finance and other resources to manage our operations and clinical trials, continue our development activities and commercialize our product candidates, if approved. In order to effectively execute our growth strategy, we will be required to:

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

The biopharmaceutical industry is, and in recent years has been, under heightened scrutiny as the subject of government investigations and enforcement actions. Our government contracts are subject to substantial financial penalties under the Federal Civil Monetary Penalties Act and the FCA. Under the FCA’s “whistleblower” provisions, private enforcement of fraud claims against businesses on behalf of the U.S. government has increased due in part to amendments to the FCA that encourage private individuals to sue on behalf of the government. These whistleblower suits, known as qui tam actions, may be filed by private individuals, including present and former employees. The FCA statute provides for treble damages and up to approximately $22,000 per false claim. If our operations are found to be in violation of any of these laws, or any other governmental regulations that apply to us, we may be subject to penalties, including civil and criminal penalties, damages, fines, exclusion from the Medicare and Medicaid programs, and the curtailment or restructuring of our operations. Any penalties, damages, fines, exclusions, curtailment, or restructuring of our operations could adversely affect our ability to operate our business and our financial results.

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

We prepare our consolidated financial statements in accordance with accounting principles generally accepted in the United States of America, referred to as GAAP. These principles are subject to interpretation by the Securities and Exchange Commission, or SEC, and various bodies formed to interpret and create appropriate accounting principles. A change in these principles can have a significant effect on our reported results and may even retroactively affect previously reported transactions. Additionally, the adoption of new or revised accounting principles may require that we make significant changes to our systems, processes and controls.

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

Because we have limited or no capabilities for late-stage product development, manufacturing, sales, marketing and distribution, we may need to enter into alliances with other companies to develop our product candidates. For example, we have entered into agreements with Strides Arcolab and Jazz Pharmaceuticals Ireland Limited, or Jazz, pursuant to which we will transfer the development, manufacture and commercialization of some of our products.

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

Applications for our product candidates could fail to receive regulatory approval for many reasons, including but not limited to the following:

•	the data collected from clinical studies of our product candidates may not be sufficient to support the submission of a BLA; a new drug application, or NDA, under the 505(b)(2) section of the Food, Drug, and Cosmetic Act; a biosimilar product application under the 351(k) pathway of the Public Health Service Act, or PHSA, a biosimilar marketing authorization under Article 6 of Regulation (EC) No. 726/2004 and/or Article 10(4) of Directive 2001/83/EC in the EEA, or other submission or to obtain regulatory approval in the United States, the EEA, or elsewhere;

•	regulatory authorities may disagree with the design or implementation of our clinical trials and may, at any time, determine that the regulatory pathway that we have committed to for PF708, PF582 or any future product candidate is inappropriate;

•	the population studied in the clinical program may not be sufficiently broad or representative to assure efficacy and safety in the full population for which we seek approval;

•	regulatory authorities may disagree with our interpretation of data from preclinical studies or clinical trials;

•	we may be unable to demonstrate to the satisfaction of regulatory authorities that a product candidate’s risk-benefit ratio for its proposed indication is acceptable;

•	regulatory authorities may fail to approve the manufacturing processes, test procedures and specifications, or facilities of third-party manufacturers with whom we contract for clinical and commercial supplies; and

•	the approval policies or regulations of regulatory authorities may significantly change in a manner that renders our clinical data insufficient for approval.

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

The Biologics Price Competition and Innovation Act of 2009, Title VII, Subtitle A of the Patient Protection and Affordable Care Act, collectively referred to as the Affordable Care Act, or ACA, Pub.L.No.111-148, 124 Stat.119, Sections 7001-02 signed into law March 23, 2010, and codified in 42 U.S.C. §262, or the BPCIA, created an elaborate and complex patent dispute resolution mechanism for biosimilars that could prevent us from launching our product candidates in the United States or could substantially delay such launches. The BPCIA mechanism required for 351(k) biosimilar applicants may pose greater risk as compared to the litigation risk to which we might be exposed under a traditional 351(a) BLA regulatory pathway.

The BPCIA sets forth patent disclosure and briefing that are demanding and time-sensitive. The following is an overview of the patent exchange and patent briefing procedures set forth in the BPCIA:

•	Disclosure of the Biosimilar Application. Within 20 days after the FDA publishes a notice that its application has been accepted for review, a 351(k) biosimilar applicant must provide a copy of its application to the originator.

•	Identification of Pertinent Patents. Within 60 days of the date of receipt of the application the originator must identify patents owned or controlled by the originator which it believes could reasonably be asserted against the biosimilar applicant.

•	Statement by the Biosimilar Applicant. Within 60 days of the date of receipt of the originator’s patent list, the biosimilar applicant must state either that it will not market its product until the relevant patents have expired or alternatively provide its arguments that the patents are invalid, unenforceable or would not be infringed by the proposed biosimilar product candidate. The biosimilar applicant may also provide the originator with a list of patents the biosimilar applicant believes the originator could reasonably assert against a person not licensed by the originator engaged in the making, using, offering to sell, selling, or importing into the United States of the reference product.

•	Statement by the Originator. In the event the biosimilar applicant has asserted that the patents are invalid, unenforceable or would not be infringed by the proposed follow-on product, the originator must provide the biosimilar applicant with a response within 60 days. The response must provide the legal and factual basis of the opinion that such patent will be infringed by the commercial marketing of the proposed biosimilar and a response to any arguments offered from the biosimilar applicant concerning validity and enforceability.

•	Patent Resolution Negotiations. If the originator provides its detailed views that the proposed biosimilar would infringe valid and enforceable patents, then the parties are required to engage in good faith negotiations to identify which of the discussed patents will be the subject of a patent infringement action. If the parties agree on the patents to be litigated, the brand-name firm must bring an action for patent infringement within 30 days.

•	Simultaneous Exchange of Patents. If those negotiations do not result in an agreement within 15 days, then the biosimilar applicant must notify the originator of how many patents (but not the identity of those patents) that it wishes to litigate. Within five days, the parties are then required to exchange lists identifying the patents to be litigated. The number of patents identified by the originator may not exceed the number provided by the biosimilar applicant. However, if the biosimilar applicant previously indicated that no patents should be litigated, then the originator may identify one patent.

•	Commencement of Patent Litigation. The originator must then commence patent infringement litigation within 30 days. That litigation will involve all of the patents on the originator’s list and all of the patents on the follow-on applicant’s list. The follow-on applicant must then notify the FDA of the litigation. The FDA must then publish a notice of the litigation in the Federal Register.

•	Notice of Commercial Marketing. The BPCIA requires the biosimilar applicant to provide notice to the originator 180 days in advance of its first commercial marketing of its proposed follow-on biologic. The originator is allowed to seek a preliminary injunction blocking such marketing based upon any patents that either party had preliminarily identified, but were not subject to the initial phase of patent litigation. The litigants are required to “reasonably cooperate to expedite such further discovery as is needed” with respect to the preliminary injunction motion.

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

Non-Patent Exclusivity and Approval of Competing Products. Additionally, a 505(b)(2) application also will not be approved until any applicable non-patent exclusivity listed in the Orange Book for the NDA branded reference drug has expired as described in further detail below. Market and data exclusivity provisions under the FFDCA can delay the submission or the approval of certain applications for competing products. In addition to patent exclusivity, the holder of the NDA for a reference listed drug may be entitled to a period of non-patent exclusivity, during which the FDA cannot approve another drug application that relies on the listed drug. For example, a pharmaceutical manufacturer may obtain five years of non-patent exclusivity upon NDA approval of a new chemical entity, or NCE, which is a drug that contains an active moiety that has not been approved by the FDA in any other NDA. An “active moiety” is defined as the molecule or ion responsible for the drug substance’s physiological or pharmacologic action. During the five-year exclusivity period, the FDA cannot accept for filing any application for the same active moiety and that relies on the FDA’s findings regarding that drug; the FDA may accept an application for filing after four years if the 505(b)(2) applicant makes a Paragraph IV Certification. A drug may obtain a three-year period of exclusivity for a particular condition of approval, or change to a marketed product, such as a new formulation for a previously approved product, if one or more new clinical trials, other than bioavailability or bioequivalence studies, was essential to the approval of the application and was conducted or sponsored by the applicant. Should this occur, the FDA would be precluded from approving any Abbreviated New Drug Application, or ANDA, that references such product until after that three-year exclusivity period has run. However, unlike NCE exclusivity, the FDA can accept an application and begin the review process during the entire exclusivity period.

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

We intend to pursue market authorization globally when commercially appropriate. Since October 2005, the EU has had a regulatory framework for the approval of biosimilar products. As of March 31, 2017, 31 biosimilar medicinal products, less three subsequently withdrawn, have been approved. In the United States, an abbreviated pathway for approval of biosimilar products was established by the BPCIA, enacted on March 23, 2010, as part of the ACA. The BPCIA established this abbreviated pathway under section 351(k) of the PHSA. Subsequent to the enactment of the BPCIA, the FDA issued draft guidance regarding the demonstration of biosimilarity as well as the submission and review of biosimilar applications. However, to date, only five biosimilars have been approved by the FDA, and no biosimilar product has been designated as interchangeable to the reference drug. Moreover, market acceptance of biosimilar products in the U.S. is unclear. Numerous states are considering or have already enacted laws that regulate or restrict the substitution by state pharmacies of biosimilars for biological products already licensed by the FDA pursuant to BLAs, or “reference products.” Market success of biosimilar products will depend on demonstrating to patients, physicians, payors, and relevant authorities that such products are safe and efficacious compared to other existing products.

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

Biosimilar products may also be subject to extensive patent clearances and patent infringement litigation, which will likely delay and could prevent the commercial launch of a product. Moreover, the BPCIA prohibits the FDA from accepting an application for a biosimilar candidate to a reference product within four years of the reference product’s licensure by the FDA. In addition, the BPCIA provides innovative biologics with 12 years of exclusivity from the date of their licensure, during which time the FDA cannot approve any application for a biosimilar candidate to the reference product. For example, the FDA may not be able to approve any application that we or our collaborators submit for PF582 until 12 years after the original BLA for Lucentis was approved. However, in his proposed budget for fiscal year 2014, President Obama proposed to cut this 12-year period of exclusivity down to seven years. He also proposed to prohibit additional periods of exclusivity due to minor changes in product formulations, a practice often referred to as “evergreening.” It is possible that Congress may take these or other measures to reduce or eliminate periods of exclusivity.

The BPCIA is complex and only beginning to be interpreted and implemented by the FDA. As a result, its ultimate impact, implementation, and meaning is subject to significant uncertainty. Future implementation decisions by the FDA could result in delays in the development or commercialization of our product candidates or increased costs to assure regulatory compliance, and could adversely affect our operating results by restricting or significantly delaying our ability to market new biosimilar products. In the EEA, holders of marketing authorizations of reference products (for which a marketing authorization was applied for under the centralized procedure after November 20, 2005, or under the Decentralized, Mutual Recognition and national procedures, after October 30, 2005) enjoy eight years of data exclusivity during which a follow-on product or biosimilar marketing authorization applicant cannot rely on the preclinical and clinical data included in the reference product’s dossier, and 10 years of marketing exclusivity during which a follow-on product or biosimilar of the reference product cannot be placed in the EEA market. The marketing exclusivity period can be extended one additional year (to 11 years) if a second indication of the reference product with significant clinical benefit is approved during the eight-year data exclusivity period. The data and marketing exclusivity periods start from the date of the initial authorization, which for reference medicinal products authorized through the Centralized Procedure is the date of notification of the marketing authorization decision to the marketing authorization holder of the reference product. Lucentis was granted a marketing authorization by the EU Commission through the EU centralized procedure on January 22, 2007.

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

Any regulatory approvals that we and our collaboration partners receive for our product candidates may be subject to limitations on the approved indicated uses for which the product may be marketed or to the conditions of approval, or contain requirements for potentially costly post-marketing testing, including Phase 4 trials, and surveillance to monitor the safety and efficacy or the safety, purity, and potency of the product candidate. We will be required to immediately report any serious and unexpected adverse events and certain quality or production problems with our products to regulatory authorities along with other periodic reports. Any new legislation addressing drug or biologic product safety issues could result in delays in product development or commercialization, or increased costs to assure compliance. We and our collaboration partners will have to comply with requirements concerning advertising and promotion for our products. Promotional communications with respect to prescription drug and biologic products are subject to a variety of legal and regulatory restrictions and must be consistent with the information in the product’s approved label. As such, we will not be allowed to promote our products for indications or uses for which they do not have approval. The holder of an approved NDA, BLA, 351(k) application or marketing authorization application must submit new or supplemental applications and obtain prior approval for certain changes to the approved product, product labeling, or manufacturing process. We could also be asked to conduct post-marketing clinical studies to verify the safety and efficacy of our products in general or in specific patient subsets. An unsuccessful post-marketing study or failure to complete such a study could result in the withdrawal of marketing approval.

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

Although we currently do not have any products on the market, if our product candidates are approved and we begin commercialization, we will be subject to healthcare regulation and enforcement by the federal government and the states and EEA and other foreign governments in which we conduct our business. These laws include, without limitation, state and federal, as well as EEA and other foreign, anti-kickback, fraud and abuse, false claims, privacy and security and physician sunshine laws and regulations. The federal Anti-Kickback Statute prohibits the offer, receipt, or payment of remuneration in exchange for or to induce the referral of patients or the use of products or services that would be paid for in whole or part by Medicare, Medicaid or other federal health care programs. Remuneration has been broadly defined to include anything of value, including cash, improper discounts, and free or reduced price items and services. The government has enforced the Anti-Kickback Statute to reach large settlements with healthcare companies based on sham research or consulting and other financial arrangements with physicians. Further, the ACA, among other things, amended the intent requirement of the federal Anti-Kickback Statute and certain criminal statutes governing healthcare fraud. A person or entity no longer needs to have actual knowledge of the statute or specific intent to violate it. In addition, the ACA provided that the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the FCA or federal civil money penalties statute. Many states have similar laws that apply to their state health care programs as well as private payors. Violations of the anti-kickback laws can result in exclusion from federal health care programs and substantial civil and criminal penalties. The FCA imposes liability on persons who, among other things, present or cause to be presented false or fraudulent claims for payment by a federal health care program. The FCA has been used to prosecute persons submitting claims for payment that are inaccurate or fraudulent, that are for services not provided as claimed, or for services that are not medically necessary. Actions under the FCA may be brought by the Attorney General or as a qui tam action by a private individual in the name of the government. Violations of the FCA can result in significant monetary penalties and treble damages. The federal government is using the FCA, and the accompanying threat of significant liability, in its investigation and prosecution of pharmaceutical and biotechnology companies throughout the country, for example, in connection with the promotion of products for unapproved uses and other sales and marketing practices. The government has obtained multi-million and multi-billion dollar settlements under the FCA in addition to individual criminal convictions under applicable criminal statutes. In addition, companies have been forced to implement extensive corrective action plans, and have often become subject to consent decrees or corporate integrity agreements, severely restricting the manner in which they conduct their business. Given the significant size of actual and potential settlements, it is expected that the government will continue to devote substantial resources to investigating healthcare providers’ and manufacturers’ compliance with applicable fraud and abuse laws. If our future marketing or other arrangements were determined to violate anti-kickback or related laws, including the FCA, then our revenue could be adversely affected, which would likely harm our business, financial condition, and results of operations.

In addition, there has been a recent trend of increased federal and state regulation of payments made to physicians and other healthcare providers. The ACA, among other things, imposed new reporting requirements on drug commercial manufacturers for payments and other transfers of value made by them to physicians and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members. Failure to submit required information may result in civil monetary penalties of up to an aggregate of $150,000 per year (or up to an aggregate of $1 million per year for “knowing failures”), for all payments, transfers of value or ownership or investment interests that are not timely, accurately and completely reported in an annual submission. Drug manufacturers must submit reports by the 90th day of each calendar year. Certain states also mandate implementation of commercial compliance programs, impose restrictions on device manufacturer marketing practices and/or require the tracking and reporting of gifts, compensation and other remuneration to physicians.

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

In addition, in the United States, the full impact of recent healthcare reform and other changes in the healthcare industry and in healthcare spending is currently unknown. In March 2010, the ACA, as amended by the Health Care and Education Reconciliation Act, was enacted with a goal of reducing the cost of healthcare and substantially changing the way healthcare is financed by both government and private insurers. The ACA, among other things, subjected biologic products to potential competition by lower-cost biosimilars and follow-on products, addressed a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected, increased the minimum Medicaid rebates owed by manufacturers under the Medicaid Drug Rebate Program and extended the rebate program to individuals enrolled in Medicaid managed care organizations, established annual fees and taxes on manufacturers of certain prescription drugs, and created a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 50% point-of-sale discounts off negotiated prices of applicable reference product drugs to eligible beneficiaries during their coverage gap period as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D.

Other legislative changes have been proposed and adopted in the U.S. since the ACA was enacted. On August 2, 2011, the Budget Control Act of 2011 created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. This included aggregate reductions of Medicare payments to providers of 2% per fiscal year, which went into effect on April 1, 2013 and will stay in effect through 2024 unless additional Congressional action is taken. On January 2, 2013, the American Tax Payer Relief Act was signed into law, which, among other things, further reduced Medicare payments to several providers, including hospitals. We expect that additional healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal, state and foreign governments will pay for healthcare products and services, which could result in reduced demand for our products, if approved, or additional pricing pressures. Furthermore, the current presidential administration and Congress are also expected to attempt broad sweeping changes to the current health care laws. We face uncertainties that might result from modification or repeal of any of the provisions of the ACA, including as a result of current and future executive orders and legislative actions. The impact of those changes on us and potential effect on biosimilar manufacturing industry as a whole is currently unknown. But, any changes to the ACA are likely to have an impact on our results of operations, and may have a material adverse effect on our results of operations. We cannot predict what other healthcare programs and regulations will ultimately be implemented at the federal or state level or the effect of any future legislation or regulation in the United States may have on our business.

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

Our stock is currently traded on NYSE MKT, but we can provide no assurance that we will be able to maintain an active trading market on NYSE MKT or any other exchange in the future. The trading volume of our stock tends to be low relative to our total outstanding shares, and we have several stockholders, including affiliated stockholders, who hold substantial blocks of our stock. As of March 31, 2017, we had 23,443,352 shares of common stock outstanding, and stockholders holding at least 5% of our stock, individually or with affiliated persons or entities, collectively beneficially owned or controlled approximately 54% of such shares. Sales of large numbers of shares by any of our large stockholders could adversely affect our trading price, particularly given our relatively small historic trading volumes. If stockholders holding shares of our common stock sell, indicate an intention to sell, or if it is perceived that they will sell, substantial amounts of their common stock in the public market, the trading price of our common stock could decline.

Since shares of our common stock were sold in our initial public offering in July 2014 at a price of $6.00 per share, our stock price has ranged from $5.28 to $24.41 through March 31, 2017. In addition to the factors discussed in this “Risk Factors” section and elsewhere in this quarterly report on Form 10-Q factors that may cause volatility in our share price include:

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

As of March 31, 2017, one holder of approximately 2.3 million shares, or approximately 10%, of our outstanding shares, has rights, subject to some conditions, to require us to file registration statements covering the sale of their shares or to include their shares in registration statements or prospectus supplements that we file or have filed for ourselves or other stockholders. We also register the offer and sale of all shares of common stock that we may issue under our equity compensation plans.

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

In connection with our audit committee investigation as more fully described in Item 4, “Controls and Procedures”, we identified a material weakness in our internal control over financial reporting. A material weakness is a significant deficiency, or a combination of significant deficiencies, in internal control over financial reporting such that it is reasonably possible that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness that we identified related to a failure to maintain an effective control environment as our former Chief Executive Officer failed to set an appropriate “Tone at the Top.” As further described in Item 4, “Controls and Procedures”, the material weakness was identified in connection with our Audit Committee Investigation, which found violations of our Board Approval Process Policy and related violations of our Code of Ethics and Conduct by our former Chief Executive Officer. The investigation determined that our former Chief Executive Officer had not acted in accordance with our Board Approval Process Policy and Code of Ethics and Conduct as a result of his failure to comply with certain board approval procedures for third-party contracts.

As further described in Item 4, “Controls and Procedures—Remediation Plan and Activities”, we have undertaken steps to improve our internal controls over financial reporting. If we are unable to successfully remediate our existing or any future material weaknesses in our internal control over financial reporting, the accuracy and timing of our financial reporting may be adversely affected, we may be unable to maintain compliance with securities laws and NYSE MKT listing requirements regarding the timely filing of periodic reports, investors may lose confidence in our financial reporting, and our stock price may decline.

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

We expect to generate a tax net operating loss for 2017. The 2016 net operating loss carryforwards, or NOLs, are available to offset future taxable income, if any, until such unused losses expire. Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change,” generally defined as a greater than 50 percentage point change (by value) in its equity ownership by certain stockholders over a three-year period, the corporation’s ability to use its pre-change NOLs and other pre-change tax attributes (such as research tax credits) to offset its post-change income or taxes may be limited. We may experience ownership changes in the future as a result of shifts in our stock ownership. As a result, if or when we earn net taxable income, our ability to use our pre-change NOLs to offset such taxable income may be subject to limitations. Similar provisions of state tax law may also apply to limit our use of accumulated state tax attributes. As a result, even if we attain profitability, we may be unable to use a material portion of our NOLs and other tax attributes, which could adversely affect our future cash flows.

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

Furthermore, investor perceptions of our company may suffer if deficiencies are found, such as the material weakness described in Item 4, “Controls and Procedures,” and this could cause a decline in the market price of our stock. Irrespective of any required compliance with Section 404, any failure of our internal control over financial reporting could have a material adverse effect on our stated operating results and harm our reputation. If we are unable to implement these requirements effectively or efficiently, it could harm our operations, financial reporting, or financial results and could result in an adverse opinion on our internal controls from our independent registered public accounting firm.

Our directors, executive officers and principal stockholders will continue to have substantial control over us and could limit investors’ ability to influence the outcome of key transactions, including transactions that would cause a change of control.

As of March 31, 2017, our executive officers, directors and stockholders who owned more than 5% of our outstanding common stock and their respective affiliates beneficially owned or controlled approximately 56% of the outstanding shares of our common stock. Accordingly, these executive officers, directors and stockholders and their respective affiliates, acting as a group, have substantial influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets or any other significant corporate transactions. These stockholders may therefore delay or prevent a change of control of us, even if such a change of control would benefit our other stockholders. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.

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

We did not repurchase any shares of our common stock during the three months ended March 31, 2017.

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

PFENEX INC.

Dated: May 8, 2017	By:	/s/ Patrick K. Lucy
Patrick K. Lucy
Interim Chief Executive Officer, President, and Secretary, and Chief Business Officer
(Principal Executive Officer)

Dated: May 8, 2017	By:	/s/ Paul A. Wagner
Paul A. Wagner
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description	Incorporated by Reference Herein
		Form	File No.	Exhibit	Filing Date

10.1	Modification No. 4, effective January 9, 2017, to Cost Plus Fixed Fee Agreement, dated August 14, 2015, between the Registrant and the United States Department of Health and Human Services.	10-K	001-36540	10.59	March 15, 2017

31.1#	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2#	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

#	Filed herewith.
*	The information in this exhibit is furnished and deemed not filed with the Securities and Exchange Commission for purposes of section 18 of the Exchange Act of 1934, as amended (the “Exchange Act”), and is not to be incorporated by reference into any filing of Pfenex Inc. under the Securities Act of 1933, as amended (the “Securities Act”), or the Exchange Act, whether made before or after the date hereof, regardless of any general incorporation language in such filing.