Form 10-Q
period 2017-06-30
Pfenex Inc.
filed 2017-08-09
CIK 1478121

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

As of August 1, 2017, the registrant had 23,528,675 shares of Common Stock ($0.001 par value) outstanding.

PFENEX INC.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

PFENEX INC.

Consolidated Balance Sheets

	June 30, 2017 (unaudited)	December 31, 2016
	(in thousands)
Assets
Current assets
Cash and cash equivalents	$59,876	$81,501
Restricted cash	200	—
Accounts and unbilled receivables, net	1,498	2,822
Income tax receivable	717	717
Other current assets	1,261	1,878

Total current assets	63,552	86,918
Property and equipment, net	6,319	5,246
Other long term assets	80	80
Intangible assets, net	5,036	5,301
Goodwill	5,577	5,577

Total assets	$80,564	$103,122

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$1,783	$1,284
Accrued liabilities	10,274	9,412
Current portion of deferred revenue	5,248	6,516

Total current liabilities	17,305	17,212
Deferred revenue, less current portion	3,601	5,739
Other long-term liabilities	22	26

Total liabilities	20,928	22,977
Commitments and contingencies
Stockholders’ equity
Preferred stock, $0.001 par value, 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value, 200,000,000 shares authorized; 23,528,675 and 23,429,501 shares issued and outstanding at June 30, 2017 and December 31, 2016, respectively	24	24
Additional paid-in capital	217,991	216,144
Accumulated deficit	(158,379)	(136,023)

Total stockholders’ equity	59,636	80,145

Total liabilities and stockholders’ equity	$80,564	$103,122

The accompanying notes are an integral part of these unaudited consolidated financial statements.

PFENEX INC.

Consolidated Statements of Operations

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2017	2016	2017	2016
Revenue	$3,029	$3,135	$5,847	$5,899
Cost of revenue	905	1,440	1,715	2,716

Gross profit	2,124	1,695	4,132	3,183

Operating expense
Selling, general and administrative	4,288	4,321	9,974	8,530
Research and development	10,198	7,586	16,596	13,073

Total operating expense	14,486	11,907	26,570	21,603

Loss from operations	(12,362)	(10,212)	(22,438)	(18,420)
Other income, net	38	46	82	46

Net loss before income taxes	(12,324)	(10,166)	(22,356)	(18,374)
Income tax expense	—	—	—	(1)

Net loss	$(12,324)	$(10,166)	$(22,356)	$(18,375)

Net loss per common share basic and diluted	$(0.52)	$(0.43)	$(0.95)	$(0.79)

Weighted-average common shares used to compute basic and diluted net loss per share	23,486	23,379	23,462	23,366

The accompanying notes are an integral part of these unaudited consolidated financial statements.

PFENEX INC.

Consolidated Statements of Cash Flows

(unaudited)

	Six Months Ended June 30,
	2017	2016
	(in thousands)
Cash flows from operating activities
Net loss	$(22,356)	$(18,375)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	391	309
Amortization of intangible assets	266	266
Stock-based compensation expense	1,728	1,626
(Gain) loss on disposal of property and equipment	(20)	117
Changes in operating assets and liabilities
Accounts and unbilled receivables	1,324	1,394
Other current assets	616	(1,363)
Other long term assets	—	41
Accounts payable	475	562
Accrued liabilities	832	1,520
Deferred revenue	(3,406)	(1,870)
Income tax payable	—	250

Net cash used in operating activities	(20,150)	(15,523)

Cash flows from investing activities
Acquisitions of property and equipment	(1,416)	(1,313)
Proceeds from sale of property and equipment	45	—

Net cash used in investing activities	(1,371)	(1,313)

Cash flows from financing activities
Repayments of borrowings under line of credit agreement	—	(3,813)
Repayments of capital lease obligations	(22)	—
Restricted cash	(200)	3,959
Proceeds from exercise of stock options and other stock issuances	118	126

Net cash (used in) provided by financing activities	(104)	272

Net decrease in cash and cash equivalents	(21,625)	(16,564)
Cash and cash equivalents
Beginning of period	81,501	106,162

End of period	$59,876	$89,598

Supplemental schedule of cash flow information
Cash paid for interest	$7	$23
Cash paid for taxes	$—	$32
Non-cash financing and investing transactions
Purchases of property and equipment included in accounts payable and accrued liabilities	$301	$484
Asset acquisitions under capital lease obligations	$—	$42

The accompanying notes are an integral part of these unaudited consolidated financial statements.

PFENEX INC.

Notes to Consolidated Financial Statements

(unaudited)

1. Organization and Summary of Significant Accounting Policies

Business Activities and Organization

Pfenex Inc. (“Company” or “Pfenex”) was incorporated in the state of Delaware in 2009. Pfenex is a clinical-stage biotechnology company engaged in the development of biosimilar and therapeutic equivalents to branded therapeutics and other high-value and difficult to manufacture proteins. The Company’s lead product candidates are PF708 and PF582. PF708 is a therapeutic equivalent candidate to Forteo (teriparatide), marketed by Eli Lilly and Company, for the treatment of osteoporosis. A bioequivalence study for PF708 was completed in the second quarter of 2016. The Company initiated an immunogenicity/pharmacokinetics study in osteoporosis patients in the fourth quarter of 2016. The completion of enrollment and interim pharmacokinetic data from this study is expected in the second half of 2017, and the immunogenicity data is expected in the first half of 2018. PF582, a biosimilar to Lucentis (ranibizumab), is marketed by Genentech, Inc., a wholly-owned member of the Roche Group and Novartis AG, for the treatment of patients with retinal diseases. The Company completed a Phase 1/2 trial in patients with wet age-related macular degeneration, or wet AMD, with its former collaborative partner. The Company also announced top-line results from the Phase 1/2 trial, which showed that PF582 was pharmacologically active and with a safety profile that was consistent with that of Lucentis. In addition to the Company’s two lead product candidates, its pipeline includes various other biosimilar candidates as well as vaccines and next generation biologic candidates. The Company initiated a Phase 1a study for its recombinant anthrax vaccine at the end of 2015 and announced interim Day 70 results in the third quarter of 2016.

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

Risk and Uncertainties

The Company’s future results of operations involve a number of risks and uncertainties. Factors that could affect the Company’s future operating results and cause actual results to vary materially from expectations include, but are not limited to, uncertainty of results of clinical trials and reaching milestones, uncertainty of regulatory approval of the Company’s product candidates, uncertainty of market acceptance of the Company’s products if approved for sale, competition from substitute products and larger companies, securing and protecting proprietary technology, strategic relationships and dependence on key individuals.

Products developed by the Company require clearances from international regulatory agencies prior to commercial sales. There can be no assurance that the products will receive the necessary clearances. If the Company was denied clearance, clearance was delayed or the Company was unable to maintain clearance, it could have a materially adverse impact on the Company.

As of June 30, 2017, the Company had an accumulated deficit of $158.4 million and expects to incur substantial operating losses for the next several years. It will need to obtain additional financing in order to complete clinical studies and launch and commercialize any product candidates for which it receives regulatory approval. There can be no assurance that such financing will be available or will be at terms acceptable by the Company.

Cash and Cash Equivalents

The Company considers all highly liquid investments that are readily convertible into cash and have an original maturity of six months or less at the time of purchase to be cash equivalents. Cash amounts that are restricted as to withdrawal or usage are presented as restricted cash. In January 2017, the Company entered into a Borrower’s Pledge Agreement with U.S. Bank which required $0.2 million in restricted cash to be provided as security for the Company’s commercial credit card arrangement with this bank.

Concentrations

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents, investments and accounts and unbilled receivables. The Company has established guidelines intended to limit its exposure to credit risk by placing investments with high credit quality financial institutions, diversifying its investment portfolio and placing investments with maturities that help maintain safety and liquidity. All cash and cash equivalents were held at four major financial institutions as of June 30, 2017 and December 31, 2016. For the Company’s cash position of $60.1 million as of June 30, 2017, which includes restricted cash of $0.2 million, the Company has exposure to credit loss for amounts in excess of insured limits in the event of non-performance by the institutions; however, the Company does not anticipate non-performance.

Additional credit risk is related to the Company’s concentration of receivables. As of June 30, 2017 and December 31, 2016, two customers represented 93% and three customers represented 89% of total net receivables, respectively. The Company recorded an allowance for doubtful accounts of $0.1 million at December 31, 2016. No allowance was recorded at June 30, 2017. For the three months ended June 30, 2017 and 2016, revenue was concentrated among two customers and/or collaborative partners representing 87% and three customers and/or collaborative partners representing 89% of total revenues, respectively. For the six months ended June 30, 2017 and 2016, revenue was concentrated among two customers and/or collaborative partners, representing 88% and 81% of total revenues, respectively. There were no supplier concentrations.

A portion of revenue is earned from sales outside the United States. Non-U.S. revenue is denominated in U.S. dollars. A breakdown of the Company’s net revenue from U.S. and non-U.S. sources for the six months ended June 30, 2017 and 2016 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2017	2016	2017	2016
US Revenue	$1,206	$3,082	$2,263	$5,806
Non-US Revenue	1,823	53	3,584	93

	$3,029	$3,135	$5,847	$5,899

During the three and six months ended June 30, 2017, Ireland accounted for more than 10% of the Company’s revenue. During the three and six months ended June 30, 2016, no single foreign country accounted for more than 10% of the Company’s revenue.

Revenue

The Company’s revenue is related to the monetization of its protein production platform through collaboration agreements, service agreements, license agreements, government contracts and sales of reagent protein products, which may provide for various types of payments, including upfront payments, funding of research and development, milestone payments, intellectual property access fees and licensing fees. The Company’s revenue generating agreements also include potential revenues for achieving milestones and for product royalties.

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

The Company assesses milestone payments on an individual basis and recognizes revenue from nonrefundable milestone payments when the earnings process is complete and the payment is reasonably assured. Nonrefundable milestone payments related to arrangements under which the Company has continuing performance obligations are recognized as revenue upon achievement of the associated milestone, provided that (i) the milestone event is substantive and its achievability was not reasonably assured at the inception of the agreement, and (ii) the amount of the milestone payment is reasonable in relation to the effort expended or the risk associated with the milestone event. For the six months ended June 30, 2017 and 2016, no revenue in connection with the achievement of milestones has been recognized.

The Company’s reagent protein products are comprised of internally developed reagent protein products and those purchased from original manufacturers for resale. Revenues for reagent product sales are reflected net of attributable sales tax. The Company generally offers a 30 day return policy. The Company recognizes reagent product revenue from product sales when it is realized or realizable and earned. As of June 30, 2017, the Company has had minimal product returns related to reagent protein product sales. A reserve of approximately $5 thousand for potential warranty and return rights was recorded as of June 30, 2017. No reserve for warranty and return rights was recorded as of December 31, 2016.

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

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09 Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in ASC 605, Revenue Recognition. This ASU is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. Numerous updates were issued in 2016 that provide clarification on a number of specific issues as well as requiring additional disclosures. The effective date will be the first quarter of fiscal year 2019 using one of two retrospective application methods: the full retrospective method or the modified retrospective method. The Company plans to adopt the standard in the first quarter of fiscal year 2019 using the modified retrospective method. The Company does not expect the new standard to have a material impact on the recognition of revenue from its reagent protein product sales. However, the Company continues to evaluate the impact that this guidance will have on its consolidated financial statements in connection with its government, collaboration, and license agreements.

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

In May 2017, the FASB issued ASU 2017-09, Compensation - Stock Compensation (Topic 718), Scope of Modification Accounting. The new standard clarifies when to account for a change to the terms or conditions of a share-based payment award as a modification. ASU 2017-09 will be effective for the Company in the first quarter of 2018. Early adoption is permitted, including adoption in an interim period for which financial statements have not yet been issued. The adoption of this guidance is not expected to have a material impact on the consolidated financial statements.

2. Fair Value Measurements

The fair value measurements of the Company’s cash equivalents and investments, which are measured at fair value on a recurring basis as of June 30, 2017 and December 31, 2016, were determined using the inputs described above and are as follows:

	Total	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
June 30, 2017
Cash and money market funds	$60,076	$60,076	$—	$—

Total assets measured at fair value	$60,076	$60,076	$—	$—

December 31, 2016
Cash and money market funds	$81,501	$81,501	$—	$—

Total assets measured at fair value	$81,501	$81,501	$—	$—

Cash and money market funds at June 30, 2017 include restricted cash, which is included in current assets on the balance sheet.

The Company’s policy is to recognize transfers between levels of the fair value hierarchy on the date of the event or change in circumstances that caused the transfer. There were no significant transfers into or out of Level 1, 2, or 3 during the periods presented.

3. Property and Equipment

Property and equipment consisted of the following:

(in thousands)	June 30, 2017	December 31, 2016
Furniture and equipment	$351	$350
Computers and IT equipment	322	290
Purchased software	869	869
Lab and research equipment	5,750	5,022
Leasehold improvements	745	739
Construction in progress	1,212	575
Other fixed assets	64	64

Total property and equipment, gross	9,313	7,909
Less: accumulated depreciation and amortization	(2,994)	(2,663)

Total property and equipment, net	$6,319	$5,246

Total depreciation and amortization expense was included in selling, general and administrative expenses and research and development in the accompanying consolidated statements of operations as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2017	2016	2017	2016
Selling, general and administrative	$79	$58	$148	$113
Research and development	125	102	243	196

Total depreciation and amortization expense	$204	$160	$391	$309

4. Intangible Assets

Intangible assets consisted of the following:

(in thousands)	June 30, 2017	December 31, 2016
Customer relationships	$3,750	$3,750
Developed technology	4,400	4,400
Trade names	910	910

Gross intangible assets	9,060	9,060
Less: Accumulated amortization	(4,024)	(3,759)

Total intangible assets, net	$5,036	$5,301

Amortization expense was $0.3 million for both the six months ended June 30, 2017 and 2016, respectively. Amortization expense is included within selling, general and administrative expense in the accompanying consolidated statements of operations. As of June 30, 2017, estimated amortization expense for the next five years amounts to approximately $0.5 million per year.

5. Accrued Liabilities

Accrued liabilities consisted of the following:

(in thousands)	June 30, 2017	December 31, 2016
Accrued vacation	$499	$553
Deferred rent	627	627
Accrued bonuses	962	1,385
Other accrued employee-related liabilities	592	293
Accrued professional fees	816	266
Accrued supplier liability	451	428
Accrued subcontractor costs	5,511	4,974
Other accrued liabilities	816	886

Total accrued liabilities	$10,274	$9,412

6. Commitments and Contingencies

Collaborative Arrangements

In July 2016, the Company entered into an agreement with Jazz Pharmaceuticals Ireland Limited (“Jazz”) for the development and commercialization of multiple early stage hematology product candidates. The agreement (“Jazz Agreement”) also includes an option for Jazz to negotiate a license for a recombinant pegaspargase product candidate with the Company. Under the Jazz Agreement, Pfenex received an upfront and option payment totaling $15 million in July 2016 and may be eligible to receive additional payments of up to $166 million based on achievement of certain research and development, regulatory and sales related milestones, including up to approximately $41 million for certain non-sales-related milestones. The total milestones are categorized as follows: $7 million are based on achievement of certain research and development milestones; $34 million for certain regulatory milestones; and $125 million for sales milestones. For the non-sales-related milestones, the Company conducted an evaluation whether they will be recorded using the milestone method and, as a result of this evaluation, estimates approximately $7 million of these non-sales-related milestones are deemed to be substantive. The Company may also be eligible to receive tiered royalties on worldwide sales of any products resulting from the collaboration. Both Jazz and the Company will be contributing to the development efforts. Unless terminated earlier, the Jazz Agreement will continue on a product-by-product basis for as long as Jazz is commercializing or having commercialized the products under the Jazz Agreement.

In accordance with ASC 605-25, the Company identified all of the deliverables at the inception of the Jazz Agreement. The significant deliverables were determined to be the research and development services related to the pegaspargase product candidate option and for license and research and development activities of the other hematology products. The Company has determined that the license, together with the research and development activities, represent one unit of accounting for each product under license, as the license does not have standalone value from the respective development activities. The research and development activities related to the pegaspargase option were determined to have standalone value apart from the license and development activities for the other hematology products. The estimated selling price for the Pegaspargase product candidate and the hematology products was determined using an income approach. In determining the estimated selling price, the Company considered costs expected to be incurred for internal labor, burden rates, internal margins, and subcontractors. Based on Pfenex’s considerations of estimated selling price, the Company allocated $10 million to the Pegaspargase product candidate and $2.5 million to each of the hematology products. The upfront and option payment is being deferred and will be recognized as revenue ratably over the period in which the Company expects services to be rendered for each respective unit of accounting. As previously disclosed, the estimated period of revenue recognition approximated a range of 15 to 32 months. Based on changes to this estimate that occurred during the quarter ended June 30,

2017, the Company has modified the period of revenue recognition to range from 15 to 35 months. During the three months and six months ended June 30, 2017, the Company recorded revenue of approximately $1.6 million and $3.3 million, respectively, related to the Jazz Agreement.

In August 2016, the Company regained full rights to PF582 from Pfizer Inc. (“Pfizer”), at which time $45.8 million of previously deferred revenue was recognized.

Lease Agreements

In June 2017, the Company signed master lease agreements (the “Leases”) for the purchase of specialized equipment totaling approximately $0.8 million. Each of the Leases has a term of 36 months and are expected to commence during the quarter ending September 30, 2017 once delivery and acceptance of the specialized equipment has been completed. The Leases will be classified as capital leases.

7. Stock-Based Compensation

Summary Stock-Based Compensation Information

The following table summarizes stock-based compensation expense:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2017	2016	2017	2016
Cost of revenues	$60	$72	$122	$100
Research and development	295	170	562	381
Selling, general and administrative	459	527	1,044	1,145

Total	$814	$769	$1,728	$1,626

Stock-based compensation from:
Stock options	$781	$736	$1,670	$1,524
Employee stock purchase plan	33	33	58	102

Total	$814	$769	$1,728	$1,626

The following table summarizes the Company’s stock option activity during the six months ended June 30, 2017:

	Number of Options (in thousands)	Weighted Average Exercise Price
Outstanding at December 31, 2016	2,571	$8.62
Granted	882	6.59
Exercised	(85)	0.31
Cancelled/forfeited	(210)	10.13

Outstanding at June 30, 2017	3,158	$8.17

Vested and expected to vest at June 30, 2017	2,861	$8.21
Vested and exercisable at June 30, 2017	1,275	$8.37

The Company received approximately $26 thousand and $33 thousand from stock option exercises during the six months ended June 30, 2017 and 2016, respectively. Options outstanding at June 30, 2017 have a weighted average remaining contractual term of 8.14 years.

The exercise price of all options granted during the six months ended June 30, 2017 and 2016 was the closing price of the Company’s common stock on the date of grant. The fair value of each stock option granted is estimated on the grant date under the fair value method using the Black-Scholes model. The following assumptions were used to estimate the fair value of stock options:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Risk-free interest rate	1.9% – 2.3%	1.3% – 1.5%	1.9% – 2.3%	1.3% - 1.9%
Expected volatility	66.1% – 67.0%	63.7% - 66.2%	66.1% – 68.0%	63.1% - 68.6%
Dividend yield	0.0%	0.0%	0.0%	0.0%
Expected term (years)	5.5 – 10.0	5.5 – 6.3	5.5 – 10.0	5.1 – 6.3

The weighted average grant date fair value of options granted for the six months ended June 30, 2017 and 2016 was $4.11 and $5.57, respectively. As of June 30, 2017, there was approximately $6.7 million of unrecognized compensation cost related to unvested stock option awards and the weighted average period over which this cost is expected to be recognized is 2.73 years.

8. Income Taxes

During the three months and six months ended June 30, 2017, the Company recorded no income tax expense. The Company expects to be in an overall taxable loss position for 2017. No tax expense is expected in the next several years as the Company expects to generate taxable net operating losses and corresponding valuation allowances due to its investments in its lead product candidates and other pipeline products.

9. Net Loss per Share of Common Stock

The following table summarizes the computation of basic and diluted net loss per share:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2017	2016	2017	2016
Net loss	$(12,324)	$(10,166)	$(22,356)	$(18,375)

Weighted-average common shares used to compute basic and diluted net loss per share	23,486	23,379	23,462	23,366

Net loss per common share basic and diluted	$(0.52)	$(0.43)	$(0.95)	$(0.79)

Basic net loss per share is computed by dividing the net loss by the weighted-average number of common shares outstanding for the period. Diluted net loss per share is computed by dividing the net loss by the weighted-average number of common shares and dilutive common stock equivalents outstanding for the period, determined using the treasury-stock method, if inclusion of these is dilutive. Because the Company reported a net loss for the six months ended June 30, 2017 and 2016, diluted net loss per common share is the same as basic net loss per common share for those periods.

The following potentially dilutive securities outstanding at the end of the periods presented have been excluded from the computation of diluted shares outstanding, as their effect would be anti-dilutive:

	June 30,
(in thousands)	2017	2016
Employee stock purchase plan	49	50
Options to purchase common stock	3,158	2,317

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

The following discussion and analysis should be read together with our consolidated financial statements and the notes to those statements included elsewhere in this Form 10-Q. This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, that are based on our management’s beliefs and assumptions and on information currently available to our management. The forward-looking statements are contained principally in the section entitled “Risk Factors” and this Management’s Discussion and Analysis of Financial Condition and Results of Operations. Forward-looking statements include, but are not limited to:

•	the sufficiency of our cash and cash equivalents and cash generated from operations to meet our working capital and capital expenditure needs for the next 12 months;

•	our and our collaboration partner’s ability to enroll patients in our clinical studies at the pace that we project;

•	our expectations regarding the timing and the success of the design of the clinical trials and planned clinical trials of PF708, PF582 and our other product candidates, and reporting results from same;

•	whether the results of our and our potential collaboration partners’ trials will be sufficient to support domestic or global regulatory approvals for PF708 and PF582;

•	our and our collaboration partner’s ability to obtain and maintain regulatory approval of PF708, PF582 or our future product candidates, and the timing of such regulatory approvals;

•	our reliance on third parties to conduct clinical studies;

•	our reliance on third-party contract manufacturers to manufacture and supply our product candidates for us;

•	the benefits of the use of PF708, PF582 or any of our other product candidates;

•	the rate and degree of market acceptance of PF708 and PF582 or any of our other product candidates, if approved for sale;

•	regulatory developments in the United States and foreign countries;

•	our expectations regarding government and third-party payor coverage and reimbursement;

•	our ability to manufacture PF708, PF582 and our other product candidates in conformity with regulatory requirements and to scale up manufacturing of PF708, PF582 and our other product candidates to commercial scale;

•	our ability to successfully build a specialty sales force, or collaborate with third-party distributors, to commercialize our product candidates;

•	our ability to compete with companies currently producing the reference products, including Forteo and Lucentis;

•	our reliance on our collaboration partner’s performance over which we do not have control;

•	our ability to retain and recruit key personnel, including development of a sales and marketing function;

•	our ability to obtain and maintain intellectual property protection for PF708, PF582 or any other product candidates;

•	our estimates of our expenses, ongoing losses, future revenue, capital requirements and our needs for or ability to obtain additional financing;

•	our expectations regarding the market size, size of patient populations, and growth potential for our product candidates, if approved for commercial use;

•	our estimates of the expected patent expiration timelines for Forteo, Lucentis and other branded reference biologics;

•	our expectations regarding the time during which we will be an emerging growth company under the Jumpstart Our Business Startups Act;

•	our ability to develop new products and product candidates;

•	our ability to successfully establish and successfully maintain appropriate collaborations and derive significant revenue from those collaborations;

•	our financial performance; and

•	developments and projections relating to our competitors and our industry.

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

In this Form 10-Q, “we,” “us” and “our” refer to Pfenex Inc. and its subsidiaries.

Overview

We are a clinical-stage biotechnology company engaged in the development of biosimilar and therapeutic equivalent products and other high-value and difficult-to-manufacture proteins. Our product candidate selection strategy is to focus on products with large addressable markets, which are expected to be free of intellectual property barriers in major markets over our projected approval timelines, and for which our Pfēnex Expression Technology® enables efficient and large scale manufacturing. Our pipeline of product candidates and preclinical products under development includes six wholly-owned programs including certain products that are being developed in collaboration with Jazz Pharmaceuticals Ireland Limited, or Jazz. In addition, we are also developing proprietary vaccine candidates that are being funded by the Department of Health and Human Services and the National Institutes of Health within the United States government.

Our lead product candidates include the following:

PF708 – our teriparatide (Forteo) therapeutic equivalent candidate. PF708 is our therapeutic equivalent candidate to Forteo, which is marketed by Eli Lilly and Company for the treatment of osteoporosis. Forteo achieved $1.5 billion in global product sales in 2016. The PF708 bioequivalence study, conducted in 70 healthy subjects, was completed in the second quarter of 2016 and met its primary objectives. The 90% confidence intervals of the area-under-the-curve (AUC) and maximum concentration (Cmax) geometric mean ratios of PF708 versus Forteo were within the 80-125% range required for concluding bioequivalence. We initiated a pivotal immunogenicity/pharmacokinetics clinical study in osteoporosis patients in the fourth quarter of 2016. The enrollment of the study is approaching completion and interim pharmacokinetic data from this study is expected in the second half of 2017. The immunogenicity data is expected in the first half of 2018. We believe that this study, along with the positive bioequivalence study, should satisfy the filing requirements for PF708 through the 505(b)(2) regulatory pathway and expect to submit the new drug application, or NDA, in the third quarter of 2018 to the U.S. Food and Drug Administration, or FDA. We believe that the clinical program in the U.S. may be leveraged for regulatory filings in other geographies, such as the European Union, or EU.

PF582 – our ranibizumab (Lucentis) biosimilar candidate. PF582 is our biosimilar product candidate to Lucentis, which is marketed by Genentech, Inc., a wholly-owned member of the Roche Group, and Novartis AG, for the treatment of patients with retinal diseases. Lucentis achieved approximately $3.2 billion in global product sales in 2016. For PF582, we completed a Phase 1/2 trial in patients with wet age-related macular degeneration, or wet AMD. In the third quarter of 2016, we announced top-line results from the Phase 1/2 trial, which showed that PF582 was pharmacologically active and had a safety profile that was consistent with that of Lucentis. We enrolled a total of 25 VEGF-inhibitor naïve patients with neovascular AMD (13 received PF582, including one sentinel patient who received open label PF582, 12 received Lucentis). All patients received three monthly intravitreal injections. The primary endpoint of the study was safety and tolerability of PF582 compared to that of Lucentis. There were no clinically meaningful differences in adverse event profiles or intra-ocular pressure between PF582 and Lucentis. The efficacy and pharmacodynamic results indicated that there were no clinically meaningful differences in best corrected visual acuity or decreases in central retinal thickness between PF582 and Lucentis at any of the timepoints. Pfenex has continued to make progress on the strategic review for the PF582 program and will provide an update when appropriate.

In addition to our two most advanced product candidates, our pipeline includes various other biosimilar candidates as well as vaccines and next generation biologic candidates. A few of those candidates include the following:

Px563L and RPA563 – are our two novel anthrax vaccine candidates funded by the Biomedical Advanced Research and Development Authority (BARDA). Both vaccine candidates are prepared using the identical antigen. However, while Px563L contains an adjuvant and RPA563 does not contain an adjuvant, both candidates are being evaluated in parallel. In August 2016, we announced positive immunogenicity and safety data from Day 70 analysis of the Px563/RPA563 anthrax vaccine study. The Px563L results indicated that the vaccine was well-tolerated and afforded immunogenicity protection with fewer doses than the currently licensed product. The randomized, double-blind, placebo-controlled Phase 1a study enrolled three cohorts in a dose-escalating manner (10 mcg, 50 mcg and 80 mcg of antigen). Within each cohort, subjects received Px563L, RPA563 or placebo in an 8:8:2 ratio. Subjects were administered two doses of vaccine or placebo 28 days apart. Interim results indicated that the vaccine was well-tolerated, with the potential to afford immunogenicity protection against anthrax infection after only two injections (vs. three for currently licensed anthrax vaccine product). Immunogenicity was assessed by toxin-neutralizing antibody (TNA) expressed as 50% neutralizing factor (NF50), with a threshold value ≥ 0.56 correlating with significant survival in animal models of anthrax infection. On Day 70, 100% of Px563L subjects at the 10 mcg and 80 mcg dose levels achieved a TNA NF50 ≥ 0.56, and 87.5% at the 50 mcg dose level achieved the target threshold. An additional success criterion for assessing anthrax vaccine immunogenicity is for the lower confidence limit (LCL), or the lower bound of 95% confidence interval, of the percentage of subjects who met or exceeded the TNA NF50 threshold of 0.56, to be greater than or equal to 40%. On Day 70, all doses of Px563L exceeded this threshold, which was established by the currently licensed anthrax vaccine for the indication of post-exposure prophylaxis. In addition, we have developed an optimized production process for the large-scale manufacturing of bulk mrPA. We announced positive interim results from a Phase 1a study in healthy subjects in the second half of 2016, and the study was completed in the first half of 2017.

In January 2017, BARDA exercised two of the eight option periods, allowing for the continued development of Px563L and RPA563. We expect to initiate the Phase 2 study in 2018. Ahead of the Phase 2 study initiation, we expect to continue to demonstrate stability of the vaccine and to complete the manufacturing of the clinical supply. To date, we have generated stability data on the 2016 manufactured lot for up to 6 months, demonstrating the maintenance of high purity at 5°C, the expected storage temperature, and accelerated stability data at 25°C. We have also generated long-term stability data from our toxicology lot, showing the maintenance of high purity at 5°C at 40 months. We expect to have FDA discussions in the fourth quarter of 2017 to review Phase 1 results and proposed future nonclinical and clinical investigations. We believe the successful completion of the Phase 2 study and activities under this contract could lead to a procurement contract for supply of Px563L to the Strategic National Stockpile.

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

Transparency Market Research states that the global biologics market will expand at a healthy 10.9% compound annual growth rate from 2016 to 2024. If the number holds true, the market, which was valued at $210 billion in 2016, is expected to rise to $480 billion by 2024. We believe the emerging biosimilar market will be significant due to the large number of blockbuster products expected to lose patent protection in the next several years, abbreviated regulatory pathways for the approval of biosimilars and a mandate for lower drug costs by governments and private payers. A biosimilar is a biologic product that has been demonstrated to be highly similar to a biologic product that is already licensed, referred to as a reference product, notwithstanding minor differences in clinically inactive components, and where there are no clinically meaningful differences between the reference product and the biosimilar in terms of the safety, purity, and potency of the product. By 2020, eight biologic products representing approximately $45.6 billion of aggregate 2015 product sales are expected to lose patent protection and become available globally for biosimilars according to IMS Health.

The market opportunities for our most advanced product candidates are substantial. Lucentis achieved approximately $3.2 billion in global product sales in 2016. By the second quarter of 2018, markets with 2015 Lucentis sales of approximately $530 million are expected to lose patent protection, and become available to biosimilars. Additionally, by the second quarter of 2020, markets with an additional $1.8 billion in 2015 Lucentis sales are expected to lose patent protection and become available for biosimilars, and after January 2022 markets with an additional $1.2 billion in 2015 sales are expected to also lose patent protection. Approximately $70 million in 2015 Lucentis sales came from markets for which accurate patent expiration dates are not available. Forteo achieved product sales of approximately $1.4 billion in 2015. Almost half of these product sales came from the U.S. alone, followed by Japan. In 2019, Forteo is expected to lose patent protection with respect to claims of patents listed in the Orange Book related to compounds, methods of treatment, and formulations in the U.S.

Our revenue for the three months ended June 30, 2017 and 2016 was $3.0 million and $3.1 million, respectively, and was $5.8 million and $5.9 million for the six months ended June 30, 2017 and 2016, respectively. Our historical revenue has been primarily derived from monetizing our Pfēnex Expression Technology® through collaboration agreements, service agreements, government contracts and reagent protein product sales, which provide for various types of payments, including upfront payments, funding of research and development, milestone payments, intellectual property access fees and licensing fees. Currently, various government agencies are funding costs associated with our proprietary novel vaccine programs. As we continue to focus our business on the development of our product pipeline, we anticipate allocating fewer resources to certain aspects of our protein production activities that currently generate our revenue, which we expect will result in a decline of service-related revenue associated with protein production.

As of June 30, 2017, we had an accumulated deficit of $158.4 million of which $89.8 million was attributable to recognizing the accretion in the redemption value of our convertible preferred stock. We recognized net losses of $12.3 million and $10.2 million for the three months ended June 30, 2017 and 2016, respectively, and $22.4 million and $18.4 million for the six months ended June 30, 2017 and 2016, respectively. We expect to incur substantial and increasing losses for the next several years as we develop and advance our lead product candidates through clinical development, expand our research and development activities, and prepare for the potential commercial launch of our lead product candidates. As a result, our research and development expenses will increase materially as we incur further costs of development. We currently utilize third-party clinical research organizations, or CROs, to carry out our clinical development and we do not yet have an extensive sales organization. We will need substantial additional funding to support our operating activities, especially as we approach anticipated regulatory approval in the United States, Europe and other territories, and begin to establish our commercialization capabilities. Adequate funding may not be available to us on commercially reasonable terms, or at all. Since our inception, we have funded our operations primarily through the sale and issuance of common stock in our public offerings, revenue from our collaboration agreements, government contracts, service agreements, and reagent protein product sales, our prior credit facility and the private placement of equity securities. We have devoted substantially all of our capital resources to the research and development of our product candidates and working capital requirements. Additionally, as we continue to focus our business on the development of our product pipeline, we anticipate allocating fewer resources to certain aspects of our protein production activities that currently generate our revenue, which we expect will result in a decline of service-related revenue.

Critical Accounting Policies, Significant Judgments and Use of Estimates

Our management’s discussion and analysis of financial condition and results of operations is based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States, or GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported revenue and expenses during the reporting periods. These items are monitored and analyzed by us for changes in facts and circumstances, and material changes in these estimates could occur in the future. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Changes in estimates are reflected in reported results for the period in which they become known. Actual results may differ materially from these estimates under different assumptions or conditions. The accompanying unaudited consolidated financial statements and related financial information should be read in conjunction with the audited financial statements and related footnotes included in our Annual Report on Form 10-K for the year ended December 31, 2016. Except as otherwise disclosed, there have been no material changes in our critical accounting policies and estimates in the preparation of our financial statements during the three and six months ended June 30, 2017 compared to those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016, as filed with the SEC on March 15, 2017.

Recent Developments

Appointment of Chief Executive Officer and Director

We appointed Evert (Eef) B. Schimmelpennink as our Chief Executive Officer, President, and Secretary effective August 3, 2017. Additionally, our board of directors appointed Mr. Schimmelpennink as a Class III director to the Company’s board of directors, effective August 3, 2017.

Termination of Strides Arcolab Joint Venture

In March 2013, we entered into a joint venture agreement, or JVA, with Strides Arcolab to provide a vehicle for further developing certain biosimilars successful in Phase 1 trials under the December 12, 2012 joint development and license agreement, or JDLA, between us and Strides Arcolab. On August 8, 2017, we and Strides Arcolab entered into an agreement to terminate the JDLA and JVA. In that termination agreement, we and Strides Arcolab each granted the other licenses under certain technology developed pursuant to the JDLA and waived and released the other from any claim or liability arising from the JDLA and JVA. We did not incur any penalties in connection with the termination of the JDLA or JVA.

Results of Operations

Comparison of the three and six months ended June 30, 2017 and 2016

The following table summarizes our net loss during the periods indicated:

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands, except percentages)	2017	2016	Change	2017	2016	Change
Revenue	$3,029	$3,135	(3)%	$5,847	$5,899	(1)%
Cost of revenue	905	1,440	(37)%	1,715	2,716	(37)%

Gross profit	2,124	1,695	25%	4,132	3,183	30%

Operating expense
Selling, general and administrative	4,288	4,321	(1)%	9,974	8,530	17%
Research and development	10,198	7,586	34%	16,596	13,073	27%

Total operating expense	14,486	11,907	22%	26,570	21,603	23%

Loss from operations	(12,362)	(10,212)	21%	(22,438)	(18,420)	22%
Other income, net	38	46	(17)%	82	46	78%

Net loss before income taxes	(12,324)	(10,166)	21%	(22,356)	(18,374)	22%
Income tax expense	—	—	0%	—	(1)	(100)%

Net loss	$(12,324)	$(10,166)	21%	$(22,356)	$(18,375)	22%

Revenue

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands, except percentages)	2017	2016	Change	2017	2016	Change
Revenue	$3,029	$3,135	(3)%	$5,847	$5,899	(1)%

Revenue decreased by $0.1 million, or 3%, to $3.0 million in the three month period ended June 30, 2017 compared to $3.1 million in same period in 2016. Revenue decreased by $52 thousand, or 1%, to $5.8 million in the six month period ended June 30, 2017, compared to $5.9 million in the same period in 2016. The decreases in revenue for the periods presented were due to decreases in government contract revenue for our Px563L product candidate, as two option periods were exercised by the U.S. government in January 2017, resulting in lower-cost planning and start-up activities during the three and six month periods ended June 30, 2017. This was partially offset by several license agreements which became effective in mid- to late-2016, resulting in an increase in license revenue. Given the nature of the novel vaccine development process, revenue will fluctuate depending on stage of development.

Cost of Revenue

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands, except percentages)	2017	2016	Change	2017	2016	Change
Cost of revenue	$905	$1,440	(37)%	$1,715	$2,716	(37)%

Cost of revenue decreased by approximately $0.5 million, or 37%, to $0.9 million in the three month period ended June 30, 2017 compared to $1.4 million in same period in 2016. Cost of revenue decreased by approximately $1.0 million, or 37%, to $1.7 million in the six month period ended June 30, 2017, compared to $2.7 million in the same period in 2016. The decrease in cost of revenue for the periods presented was due primarily to a decrease in costs for our Px563L product candidate under our government contracts related to planning and start-up activities for newly exercised option periods. Given the nature of the novel vaccine development process, these costs will fluctuate depending on stage of development.

Selling, General and Administrative

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands, except percentages)	2017	2016	Change	2017	2016	Change
Selling, general and administrative	$4,288	$4,321	(1)%	$9,974	$8,530	17%

Selling, general and administrative expenses decreased by $33 thousand, or 1%, to $4.3 million in the three month period ended June 30, 2017 compared to $4.3 million in the same period in 2016. Selling, general and administrative expenses increased by $1.4 million, or 17%, to $10.0 million in the six month period ended June 30, 2017, compared to $8.5 million in the same period in 2016. The increase in selling, general and administrative expenses during the six month period ended June 30, 2017 over the same period in 2016 was primarily due to $0.9 million in costs incurred in connection with the separation of our former Chief Executive Officer, including expenses associated with the independent investigation, severance, legal fees and other related expenses.

Research and Development

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands, except percentages)	2017	2016	Change	2017	2016	Change
Research and development	$10,198	$7,586	34%	$16,596	$13,073	27%

Research and development expenses increased by approximately $2.6 million, or 34%, to $10.2 million in the three month period ended June 30, 2017 compared to $7.6 million in same period in 2016. Research and development expenses increased by approximately $3.5 million, or 27%, to $16.6 million in the six month period ended June 30, 2017, compared to $13.1 million in same period in 2016. The increases in research and development expenses during the periods presented were primarily due to the increase in development activity of our product candidates, including PF708 and PF582, and the hiring of additional personnel dedicated to our research and development efforts. Clinical trial activities and manufacturing for PF708 and PF582, respectively, increased costs in the three and six months ended June 30, 2017 over the same periods in 2016.

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

Liquidity and Capital Resources

The following table summarizes our cash, cash equivalents and marketable securities:

(in thousands)	June 30, 2017	December 31, 2016
Cash and cash equivalents	$59,876	$81,501

To date, we have funded our operations primarily through the sale and issuance of common stock in our public offerings, revenue from our collaboration agreements, government contracts, service agreements, and reagent protein product sales, our prior credit facility and the private placement of equity securities. At June 30, 2017, we had $59.9 million in cash and cash equivalents and $0.2 million in restricted cash as bank collateral for our commercial card program compared to $81.5 million in cash and cash equivalents as of December 31, 2016.

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

We believe that our existing cash and cash equivalents and our cash inflow from operations will be sufficient to meet our anticipated cash needs for at least the next 12 months. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. Further, our operating plan may change, and we may need additional funds to meet operational needs and capital requirements for product development and commercialization sooner than planned. We currently have no credit facility or committed sources of capital although we may receive milestone and other contingent payments under our current license and collaboration agreements. Our future capital requirements will depend on many factors, including:

•	the timing and extent of spending on our research and development efforts, including with respect to PF708 and PF582, and our other product candidates;

•	our ability to enter into and maintain collaboration, licensing, commercialization and other arrangements and the terms and timing of such arrangements;

•	the cost of manufacturing and commercialization activities, if any;

•	the receipt of any collaboration or milestone payments;

•	the scope, rate of progress, results and cost of our clinical trials, preclinical testing and other related activities;

•	the emergence of competing technologies or other adverse market developments;

•	the time and costs involved in seeking and obtaining regulatory and marketing approvals in multiple jurisdictions for our product candidates that successfully complete clinical trials;

•	the cost of preparing, filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights;

•	the introduction of new product candidates and the number and characteristics of product candidates that we pursue;

•	the timing, receipt and amount of sales, profit sharing or royalties, if any, from our potential products;

•	the degree and rate of market acceptance of any products launched by us or our collaboration partner;

•	the expansion of our sales and marketing activities; and

•	the potential acquisition and in-licensing of other technologies, products or assets.

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

Cash Flows

The following table sets forth the primary sources and uses of cash and cash equivalents for each of the periods presented below.

	Six Months Ended June 30,
(in thousands)	2017	2016
Net cash (used in) provided by:
Operating activities	$(20,150)	$(15,523)
Investing activities	(1,371)	(1,313)
Financing activities	(104)	272

Net decrease in cash and cash equivalents	$(21,625)	$(16,564)

Net cash used in operating activities

Net cash used in operating activities was $20.2 million for the six months ended June 30, 2017 compared to net cash used in operating activities of $15.5 million for the six month period ended June 30, 2016. Net cash used in operating activities for the six months ended June 30, 2017 and 2016 was primarily attributable to our research and development activities associated with PF708, PF582 and our other product candidates.

Net cash used in investing activities

Net cash used in investing activities was $1.4 million for the six months ended June 30, 2017, compared to $1.3 million for the six month period ended June 30, 2016. We used $1.4 million and $1.3 million to purchase property and equipment in the six month periods ended June 30, 2017 and June 30, 2016, respectively.

Net cash (used in) provided by financing activities

Net cash used in financing activities was $0.1 million for the six months ended June 30, 2017 compared net cash provided of $0.3 million for the six month period ended June 30, 2016. Net cash used in financing activities for the six months ended June 30, 2017 resulted from the funding of $0.2 million in bank collateral for our commercial card program, offset by proceeds from the cash provided by the issuance of common stock in connection with our Employee Stock Purchase Plan, or ESPP, of $0.1 million. Net cash provided by financing activities for the six months ended June 30, 2016 resulted primarily from the issuance of common stock in connection with our ESPP and exercises of stock options and a refund of the residual restricted cash resulting from the $3.8 million repayment of the Amended Credit Facility upon termination in February 2016.

Off-Balance Sheet Arrangements

We have not engaged in any off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K, other than a JVA with Strides Arcolab, and the indemnification agreements described below.

In March 2013, we and Strides Arcolab entered into the JVA to provide a vehicle for the advancement of certain biosimilars successful in Phase 1 trials under a JDLA between us and Strides Arcolab. Under the terms of the JVA, both parties would share equally in all decisions, and share revenue and expenses at a rate of 51% to Strides Arcolab and 49% to us. There has been no activity under the JVA to date. Once a biosimilar product would have successfully completed a Phase 1 trial, we and Strides Arcolab agreed to contribute the biosimilar to a joint venture, which would have incurred activity. In August of 2017, we and Strides Arcolab entered into a termination agreement pursuant to which the JVA was terminated.

In the normal course of business, we enter into contracts and agreements that contain a variety of representations and warranties and provide for general indemnifications. Our exposure under these agreements is unknown because it involves claims that may be made against us in the future, but have not yet been made. As of June 30, 2017, we have not paid any claims or been required to defend any action related to our indemnification obligations. However, we may record charges in the future as a result of these indemnification obligations.

Contractual Obligations and Commitments

In June 2017, we signed master lease agreements for the purchase of specialized equipment totaling approximately $0.8 million. The leases each have a term of 36 months and are expected to commence during the quarter ending September 30, 2017 once delivery and acceptance of the equipment has been completed. Other than disclosed above, there have been no other material changes during the six months ended June 30, 2017 to our contractual obligations disclosed in our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2016.

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, No. 2014-09 Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in ASC 605, Revenue Recognition. This ASU is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. Numerous updates were issued in 2016 that provide clarification on a number of specific issues as well as requiring additional disclosures. The effective date will be the first quarter of fiscal year 2019 using one of two retrospective application methods: the full retrospective method or the modified retrospective method. We plan to adopt the standard in the first quarter of fiscal year 2019 using the modified retrospective method. We do not expect the new standard to have a material impact on the recognition of revenue from our reagent protein product sales. However, we continue to evaluate the impact that this guidance will have on our consolidated financial statements as it relates to our government, collaboration, and license agreements.

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

In May 2017, the FASB issued ASU 2017-09, Compensation - Stock Compensation (Topic 718), Scope of Modification Accounting. The new standard clarifies when to account for a change to the terms or conditions of a share-based payment award as a modification. ASU 2017-09 will be effective in the first quarter of 2018. Early adoption is permitted, including adoption in an interim period for which financial statements have not yet been issued. The adoption of this guidance is not expected to have a material impact on our consolidated financial statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk in the ordinary course of our business. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of fluctuations in interest rates and foreign currency exchange rates. As of June 30, 2017, we did not hold or issue financial instruments for trading purposes.

Interest rate fluctuation risk

The primary objective of our investment activities is to preserve our capital to fund our operations. We also seek to maximize income from our cash and cash equivalents without assuming significant risk. To achieve our objectives, we invest our cash and cash equivalents in money market funds, treasury obligations, short term certificates of deposit and high-grade corporate securities, directly or through managed funds, with maturities of six months or less. As of June 30, 2017, we had cash and cash equivalents of $59.9 million consisting of cash of $3.0 million and investments of $56.9 million in highly liquid U.S. money market funds. A portion of our investments may be subject to interest rate risk and could fall in value if market interest rates increase. However, because our investments are primarily short-term in duration, we believe that our exposure to interest rate risk is not significant and a 100 basis point movement in market interest rates would not have a significant impact on the total value of our portfolio. We actively monitor changes in interest rates.

Foreign currency exchange risk

We contract with clinical research organizations, or CROs, investigational sites and suppliers in foreign countries. We are therefore subject to fluctuations in foreign currency rates in connection with these agreements. We have not entered into any material foreign currency hedging contracts although we may do so in the future. To date we have not incurred any material effects from foreign currency changes on these contracts. The effect of a 10% adverse change in exchange rates on foreign currency denominated cash and payables as of June 30, 2017 would not have been material. However, fluctuations in currency exchange rates could harm our business in the future.

Inflation risk

Inflation may affect us by increasing our cost of labor and clinical trial costs. We do not believe that inflation has had a material effect on our business, financial condition or results of operations for any period presented herein.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s, or SEC’s, rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2017.

Remediation of Previous Material Weakness in Internal Control Over Financial Reporting

As we disclosed in our Form 10-K for the year ended December 31, 2016 and Form 10-Q for the quarter ended March 31, 2017, we did not maintain an effective control environment, as our former Chief Executive Officer failed to set an appropriate “Tone at the Top.” Specifically, our former Chief Executive Officer failed to comply with certain board approval procedures for third-party contracts which was a violation of our Board Approval Process Policy and Code of Ethics and Conduct. During the first quarter of 2017, management, with the participation and input of the audit committee and the board of directors, commenced measures to remediate the previously identified material weakness. The remedial measures we undertook included the following:

•	A change in our Chief Executive Officer following the resignation of our former Chief Executive Officer on January 23, 2017;

•	Requiring documentation of approvals for contracts that are within the scope of the Board Approval Process Policy;

•	Increasing the frequency of our internal audit testwork to assess the design, implementation, and operating effectiveness of our entity level and process level controls; and

•	Increasing communication with, and training of employees regarding:

•	Our commitment to ethical standards and the integrity of our business practices;

•	Requirements for compliance with our Board Approval Process Policy and Code of Ethics and Conduct, including training of new hires and re-training of existing employees; and

•	Availability of and processes for reporting suspected violations of our Code of Ethics and Conduct.

Additionally, we have and will continue to reinforce the importance of adherence to established internal controls and Company policies and procedures through other formal communications, company meetings and other employee training.

We have completed the documentation and testing of the corrective actions described above and, as of June 30, 2017, have concluded that the remediation activities implemented are sufficient to conclude that the previously disclosed material weakness has been remediated as of June 30, 2017. However, completion of remediation does not provide assurance that our remediated controls will continue to operate properly or that our financial statements will be free from error. There may be undetected material weaknesses in our internal control over financial reporting, as a result of which we may not detect financial statement errors on a timely basis. We continue to develop our internal controls, processes and reporting systems in an effort to maintain the effectiveness of our internal control over financial reporting, and we expect to incur ongoing costs in this effort. However, we may not be successful in developing and maintaining adequate internal controls, which may undermine our ability to provide accurate, timely and reliable reports on our financial and operating results.

Changes in Internal Control Over Financial Reporting

Other than the remediation steps taken above, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

With the exception of two years, we have incurred annual net operating losses since inception, and to date have generated only limited revenue from government contracts, service agreements, collaboration agreements, and reagent protein product sales. We have recognized net losses of $22.4 million, $18.4 million and $28.2 million for the six months ended June 30, 2017 and 2016 and the year ended December 31, 2015, respectively, and net income of $5.5 million for the year ending December 31, 2016. As of June 30, 2017, we had an accumulated deficit of $158.4 million and net working capital of $46.2 million. To date, we have funded our operations primarily through the sale and issuance of common stock in our public offerings, revenue from our collaboration agreements, government contracts, service agreements, and reagent protein product sales, our prior credit facility and the private placement of equity securities. As a result of the termination of the development and license agreement with Pfizer Inc. (Pfizer) in August of 2016, we will need to invest or find a collaboration partner to invest significant resources in the further development of PF582. The termination accelerated recognition of $45.8 million of revenue that had been previously deferred. As of June 30, 2017, we had capital resources consisting of cash and cash equivalents of $59.9 million.

As we continue to develop and invest more resources into the development and commercialization of our product candidates, we expect that our expenses will increase substantially, and that our net operating losses will increase over the next several years. To become profitable, we must successfully develop and obtain regulatory approval for our product candidates, and effectively manufacture and commercialize the product candidates we develop. If we obtain regulatory approval to market a product candidate, our future revenue will depend upon the size of any markets in which our product candidates may receive approval, and our and our collaboration partner’s ability to achieve sufficient market acceptance, pricing, reimbursement from third-party payors, and adequate market share for our product candidates in those markets. We may never succeed in these activities and therefore may never generate revenue that is significant or large enough to achieve profitability. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to become and remain profitable could depress the market price of our common stock and could impair our ability to raise capital, expand our business, diversify our product offerings or continue our operations.

We will require substantial additional funds to seek and obtain regulatory approval for and commercialize our two most advanced biosimilar and therapeutic equivalent product candidates and our other product candidates and, if additional capital is not available, we may need to limit, scale back or cease our operations.

Since our inception, a significant portion of our resources have been dedicated to the preclinical and clinical development of our two most advanced biosimilar and therapeutic equivalent product candidates, PF582 and PF708, respectively. We believe that we will continue to expend substantial resources for the foreseeable future for the preclinical and clinical development of our current product pipeline, and the development of any other indications and product candidates we may choose to pursue, either alone or with a strategic collaboration partner. These expenditures will include costs associated with research and development, conducting preclinical studies and clinical studies, and manufacturing and supply as well as marketing and selling any products that receive marketing authorization. In addition, other unanticipated costs may arise. Because the outcome of any clinical trial is highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of PF708, PF582 and our pipeline of other product candidates and preclinical products under development. As a result of the termination of the development and license agreement with Pfizer, management is assessing all opportunities for the continued advancement of PF582, and we may be required to devote additional resources to the development of PF582 or seek a new collaboration partner on short notice, and the terms of any additional collaboration or other arrangements that we establish may not be favorable to us. We may also need to obtain substantial additional sources of funding to develop PF582 as currently contemplated. If such additional funding is not available on favorable terms or at all, we may need to delay or reduce the scope of our PF582 development program, or grant rights in the United States, as well as outside the United States, to PF582 to one or more partners.

We believe that our available cash and cash equivalents, including the proceeds from any revenue from our government contracts, service agreements, collaboration agreement, and reagent protein product sales will allow us to fund our operations for at least the next 12 months. In addition, we may seek additional capital due to favorable market conditions or strategic considerations; even if we believe we have sufficient funds for our current or future operating plans. Our future capital requirements may vary depending on the following:

•	the timing and extent of spending on our research and development efforts, including with respect to PF708, PF582 and our other product candidates;

•	our ability to enter into and maintain collaboration, licensing, commercialization and other arrangements and the terms and timing of such arrangements;

•	the cost of manufacturing and commercialization activities, if any;

•	the receipt of any collaboration or milestone payments;

•	the scope, rate of progress, results and cost of our clinical trials, preclinical testing and other related activities;

•	the emergence of competing technologies or other adverse market developments;

•	the time and costs involved in seeking and obtaining regulatory and marketing approvals in multiple jurisdictions for our product candidates that successfully complete clinical trials;

•	the cost of preparing, filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights;

•	the introduction of new product candidates and the number and characteristics of product candidates that we pursue;

•	the timing, receipt and amount of sales, profit sharing or royalties, if any, from our potential products;

•	if approved, the degree and rate of market acceptance of any products launched by us or our collaboration partner;

•	the expansion of our sales and marketing activities; and

•	the potential acquisition and in-licensing of other technologies, products or assets.

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

Our quarterly operating results may fluctuate significantly.

Our operating results are subject to quarterly fluctuations. Our operating results are affected by numerous factors, including:

•	variations in the level of expenses related to our PF708, PF582 and other development programs;

•	addition or termination of clinical trials;

•	any intellectual property infringement lawsuit in which we may become involved;

•	regulatory developments affecting any of our products; and

•	our execution of any service, collaborative, licensing or similar arrangements, and the timing of payments we may make or receive under these arrangements.

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

Use of our product candidates could be associated with side effects or adverse events which can vary in severity (from minor reactions to death) and frequency (infrequent or prevalent). Side effects or adverse events associated with the use of our product candidates may be observed at any time, including in clinical trials or when a product is commercialized, and any such side effects or adverse events may negatively affect our and our collaboration partner’s ability to obtain and maintain regulatory approval or market our product candidates. Side effects such as toxicity or other safety issues associated with the use of our product candidates could require us or our collaboration partner to perform additional studies or halt development or sale of these product candidates or expose us to product liability lawsuits which will harm our business. We may be required by regulatory agencies to conduct additional animal or human studies regarding the safety and efficacy of our product candidates which we have not planned or anticipated. We may also be required to change our product labeling, including increasing the prominence and content of warnings and contraindications for our products. There can be no assurance that we will resolve any issues related to any product-related adverse events to the satisfaction of the FDA or any regulatory agency in a timely manner or ever, which could harm our business, prospects and financial condition.

In addition, if we and our collaboration partner are successful in commercializing PF708 and PF582 or any other product candidates the FDA, European Medicines Agency, or EMA, European Economic Area Competent Authorities, or EEA Competent Authorities, and other foreign regulatory agency regulations require that we timely report certain information about adverse medical events if those products may have caused or contributed to those adverse events. The timing of our obligation to report would be triggered by the date we become aware of the adverse event as well as the nature of the event. We or our collaboration partner may fail to report adverse events we become aware of within the prescribed timeframe. We or our collaboration partner may also fail to appreciate that we or our collaboration partner have become aware of a reportable adverse event, especially if it is not reported to us as an adverse event or if it is an adverse event that is unexpected or removed in time from the use of our products. If we or our collaboration partner fail to comply with our reporting obligations, the FDA, the EMA, EEA Competent Authorities, or other foreign regulatory agencies could take action including criminal prosecution, the imposition of civil monetary penalties, seizure of our products, or delay in approval or clearance of future products.

If we fail to attract, integrate, and keep senior management and key scientific personnel, we may be unable to successfully develop PF708, PF582 or any future product candidates, conduct our clinical trials and commercialize PF708, PF582 or any future product candidates we develop.

Our success depends in part on our continued ability to attract, integrate, retain, and motivate highly qualified management, clinical and scientific personnel, including our ability to develop an effective working relationship among senior management. Effective August 3, 2017, we appointed a new Chief Executive Officer. If we do not successfully integrate our new Chief Executive Officer or other new hires or if we fail to integrate these individuals and create effective working relationships among them and other members of management, it could impede or negatively impact our development of our product pipeline, completion of our planned clinical trials or the commercialization of PF708, PF582 or any other products we develop.

We believe that our future success is highly dependent upon the contributions of our senior management, particularly our Chief Executive Officer, Chief Business Officer, Chief Financial Officer, and Chief Medical and Scientific Officer, as well as our senior scientists and other members of our senior management team. Employment agreements with our Chief Executive Officer, Chief Business Officer, Chief Financial Officer, and Chief Medical and Scientific Officer, as well as our offer letters with our senior scientists, all provide for “at-will” employment. The loss of services of any of these individuals could delay or prevent the successful development of our product pipeline, completion of our planned clinical trials or the commercialization of PF708, PF582 or any future products we develop.

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

We currently rely on a limited number of third parties for a substantial portion of our revenue. The loss of or a change in any of these third parties, including its creditworthiness, could materially reduce our revenue and adversely impact our financial position.

One third party accounted for more than 10% of our 2016 revenue, two third parties accounted for more than 10% of our 2015 revenue, and three third parties accounted for more than 10% of our revenue in 2014. Pfizer accounted for more than 10% of our 2016 revenue, and Pfizer and the Biomedical Advanced Research and Development Authority, or BARDA, each accounted for more than 10% of our revenue in 2015. BARDA, the National Institute of Allergy and Infectious Diseases, or NIAID, and Boehringer Ingelheim International GmbH each accounted for more than 10% of our revenue in 2014.

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

In addition, in August of 2017, we and Strides Arcolab entered into a termination agreement pursuant to which our joint venture was terminated. While there was no activity under the joint venture with Strides Arcolab to date, following the termination we are solely responsible for developing the product candidates that were previously subject to the joint venture with Strides Arcolab.

The loss of any key collaboration partner or any significant adverse change in the size or terms of a contract with a key third party, such as the termination of the development and license agreement with Pfizer in August 2016, could significantly reduce our revenue over the short term. Moreover, having our revenue concentrated among a limited number of entities creates a concentration of financial risk for us, and in the event that any significant third party is unable to fulfill its payment obligations to us, our operating results and cash position would suffer. See “Risks Relating to our Reliance on Third Parties — We are substantially dependent on the expertise of Jazz to develop and commercialize some of our product candidates. If we fail to maintain our current strategic relationship with Jazz, our business, commercialization prospects and financial condition may be materially adversely affected.”

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

As we advance our product candidates through the development process, we will need to expand our development, regulatory, manufacturing, quality, sales and marketing capabilities or contract with other organizations to provide these capabilities for us. As our operations expand, we expect that we will need to manage additional relationships with various collaboration partners, suppliers and other organizations.

As of June 30, 2017, we had 70 full-time employees. Our management and personnel, systems and facilities currently in place may not be adequate to support this future growth. Therefore, we will need to continue to expand our managerial, operational, finance and other resources to manage our operations and clinical trials, continue our development activities and commercialize our product candidates, if approved. In order to effectively execute our growth strategy, we will be required to:

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

The U.S. government holds certain intellectual property rights related to our Anthrax vaccines, Px563L and RPA563 and Malaria vaccine, Px533.

Although we have intellectual property related to expression of recombinant protective antigen in P. fluorescens, the U.S. government holds certain patents related to the recombinant protective antigen in RPA563 and Px563L, as well as certain license rights to intellectual property related to other Px563L components used to produce the final vaccine, which, if exercised, could materially impact our business, revenue and operating results. We have rights to utilize this intellectual property held by the U.S. government by virtue of the Authorization and Consent clauses of our contracts with the U.S. government.

Our contracts with the U.S. government, and our subcontracts with U.S. government contractors, require ongoing funding decisions by the U.S. government; reduced or discontinued funding of these contracts could cause our financial condition and operating results to suffer materially.

Development of our anthrax vaccines, RPA563 and Px563L, is funded by BARDA and development of our Px563L-SDI anthrax vaccine and our malaria vaccine, Px533, is funded by NIAID. The funding for government programs is subject to Congressional appropriations, often made on a fiscal year basis, even for programs designed to continue for several years. These appropriations can be subject to political considerations and stringent budgetary constraints. Additionally, our government-funded development contracts give the U.S. government the right, exercisable in its sole discretion, to extend this contract for successive option periods following a base period of performance. The value of the services to be performed during these option periods may constitute the majority of the total value of the underlying contract. If levels of government expenditures and authorizations for biodefense decrease or shift to programs in areas where we do not offer products or are not developing product candidates, or if the U.S. government otherwise declines to exercise its options under its contracts with us, our business, revenue and operating results would suffer.

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

Our employees, independent contractors, principal investigators, CROs, consultants and collaboration partner may engage in misconduct or other improper activities, including noncompliance with regulatory standards and requirements and insider trading.

We are exposed to the risk that our employees, independent contractors, principal investigators, third-party clinical research organizations, or CROs, consultants and collaboration partner may engage in fraudulent conduct or other illegal activity. Misconduct by these parties could include intentional, reckless and/or negligent conduct or unauthorized activities that violate: (1) regulations of the FDA and comparable foreign authorities, including those laws requiring the reporting of true, complete and accurate information to such authorities; (2) manufacturing standards; (3) federal and state healthcare fraud and abuse laws and regulations; or (4) laws that require the reporting of true and accurate financial information and data. In particular, sales, marketing and business arrangements in the healthcare industry are subject to extensive laws and regulations intended to prevent fraud, misconduct, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive programs and other business arrangements. These activities also include the improper use of information obtained in the course of clinical trials, which could result in regulatory sanctions and serious harm to our reputation. We have adopted a Code of Ethics and Conduct, but it is not always possible to identify and deter misconduct by employees and other third parties, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws or regulations. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business including the imposition of significant civil, criminal and administrative penalties, damages, monetary fines, possible exclusion from participation in Medicare, Medicaid and other federal healthcare programs, contractual damages, reputational harm, diminished profits and future earnings, and curtailment of our operations, any of which could adversely affect our ability to operate our business and our results of operations.

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

Our business involves the use of hazardous materials and we, our collaboration partner, and our third-party manufacturers and suppliers must comply with environmental laws and regulations, which can be expensive and restrict how we do business.

Our research and development and manufacturing activities and our third-party manufacturers’ and suppliers’ activities involve the controlled storage, use and disposal of hazardous materials owned by us, including small quantities of acetonitrile, methanol, ethanol, ethidium bromide and compressed gases, and other hazardous compounds. We and our collaboration partner, manufacturers and suppliers are subject to laws and regulations governing the use, manufacture, storage, handling and disposal of these hazardous materials. In some cases, these hazardous materials and various wastes resulting from their use are stored at our and our manufacturers’ facilities pending their use and disposal. We cannot eliminate the risk of contamination, which could cause an interruption of our commercialization efforts, research and development efforts and business operations, environmental damage resulting in costly clean-up and liabilities under applicable laws and regulations governing the use, storage, handling and disposal of these materials and specified waste products.

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

Risks Relating to our Reliance on Third Parties

We are substantially dependent on the expertise of Jazz to develop and commercialize some of our product candidates. If we fail to maintain our current strategic relationship with Jazz, our business, commercialization prospects and financial condition may be materially adversely affected.

Because we have limited or no capabilities for late-stage product development, manufacturing, sales, marketing and distribution, we may need to enter into alliances with other companies to develop our product candidates. For example, we have entered into an agreement with Jazz Pharmaceuticals Ireland Limited, or Jazz, pursuant to which we will transfer the development, manufacture and commercialization of some of our products.

In February 2015, we entered into a development and license agreement with Pfizer to develop and commercialize PF582. In August 2016, we entered into a termination agreement with Pfizer pursuant to which the development and license agreement was terminated and all rights to PF582 have been returned to us. The termination accelerated recognition of $45.8 million of revenue that had been previously deferred and we will not recognize any additional future revenue under the Pfizer development and license agreement. We may seek a new collaboration partner for the development and commercialization of PF582, however there are no assurances that we can find a new collaboration partner or that the terms and timing of any such arrangements would be acceptable to us. As a result, we could experience a significant delay in the PF582 development process. In addition, in August of 2017, we and Strides Arcolab entered into a termination agreement pursuant to which our joint venture was terminated. While there was no activity under the joint venture with Strides Arcolab to date, following the termination we are solely responsible for developing the product candidates that were previously subject to the joint venture with Strides Arcolab.

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

The prospects for the product candidates developed under this collaboration depend on the expertise, development and commercial skills, and financial strength of Jazz. Our collaboration with Jazz or any future collaboration partner may not be successful, and we may not realize the expected benefits from such collaborations, due to a number of important factors, including but not limited to the following:

•	Jazz or any future collaboration partner may terminate their agreements with us prior to completing development or commercialization of our product candidates, in whole or in part, adversely impacting our potential approval and revenue from licensed products;

•	the timing and amount of any payments we may receive under these agreements will depend on, among other things, the efforts, allocation of resources, and successful commercialization of the relevant product candidates by Jazz or any future collaboration partner, as applicable, under our agreements;

•	the timing and amounts of expense reimbursement that we may receive are uncertain; or

•	Jazz or any future collaboration partner may change the focus of their development or commercialization efforts or pursue or emphasize higher priority programs.

A failure of Jazz or any future collaboration partner to successfully develop our product candidates which are covered by the collaboration, or commercialize such product candidates, or the termination of our agreement with Jazz or any future collaboration partner, as applicable, may have a material adverse effect on our business, results of operations and financial condition.

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

To the extent that we decide to enter into additional collaboration agreements, we will face significant competition in seeking appropriate collaboration partners. Any failure to meet our clinical milestones with respect to an unpartnered product candidate would make finding a collaboration partner more difficult. Moreover, collaboration arrangements are complex and time consuming to negotiate, document and implement, and we cannot guarantee that we can successfully maintain such relationships or that the terms of such arrangements will be favorable to us. If we fail to maintain, establish and implement collaboration or other alternative arrangements, the value of our business and operating results will be adversely affected.

We may not be successful in our efforts to establish, implement and maintain collaborations or other alternative arrangements if we choose to enter into such arrangements. The terms of any collaboration or other arrangements that we may establish may not be favorable to us. The management of collaborations may take significant time and resources that distract our management from other matters. Our ability to successfully collaborate with any current or future collaboration partners may be impaired by multiple factors including:

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

We rely on CROs to conduct and oversee our planned clinical trials for our product candidates and other clinical trials for product candidates we are developing or may develop in the future. If our CROs do not successfully carry out their contractual duties, meet expected deadlines, or otherwise conduct the trials as required or comply with regulatory requirements, we and our collaboration partner may not be able to seek or obtain regulatory approval for or commercialize our product candidates when expected or at all, and our business could be substantially harmed.

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

We, our CRO and our collaboration partner are required to comply with Good Clinical Practice, or GCP, which are regulations and guidelines enforced by regulatory authorities around the world for products in clinical development. Regulatory authorities enforce these GCP regulations through periodic inspections of clinical trial sponsors, principal investigators and clinical trial sites. If we, our CRO or our collaboration partner fail to comply with applicable GCP regulations, the clinical data generated in clinical trials may be deemed unreliable and submission of marketing applications may be delayed or the regulatory authorities may require us to perform additional clinical trials before accepting our applications for review or approving marketing applications. We cannot assure that, upon inspection, a regulatory authority will determine that any of our clinical trials comply or complied with applicable GCP regulations. In addition, clinical trials must be conducted with product produced under current Good Manufacturing Practices, or cGMP, regulations, which are enforced by regulatory authorities. Any failure to comply with these regulations may require us to repeat clinical trials, which would delay the regulatory approval process. Moreover, our business may be implicated if our CRO violates federal or state fraud and abuse or false claims laws and regulations or healthcare privacy and security laws.

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

We do not currently have the infrastructure or capability internally to manufacture supplies of our product candidates for use in clinical studies, and we lack the resources and the capability to manufacture any of our product candidates on a clinical or commercial scale. We rely on third-party manufacturers, including our collaboration partner, Jazz, to manufacture our product candidates for preclinical and clinical studies. Successfully transferring complicated manufacturing techniques to manufacturing organizations and scaling up these techniques for commercial quantities will be time consuming and we may not be able to achieve such transfer. Moreover, the market for contract manufacturing services for protein therapeutics is highly cyclical, with periods of relatively abundant capacity alternating with periods in which there is little available capacity. If our need for contract manufacturing services increases during a period of industry-wide production capacity shortage, we may not be able to produce our product candidates on a timely basis or on commercially viable terms. Although we generally do not begin a clinical study unless we believe we have a sufficient supply of a product candidate to complete such study, any significant delay or discontinuation in the supply of a product candidate for an ongoing clinical study due to the need to replace a third-party manufacturer could considerably delay completion of our clinical studies, product testing, and potential regulatory approval of our product candidates, which could harm our business and results of operations.

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

Our existing agreement with our collaboration partner, Jazz, and any future collaboration agreements we may enter into, are generally subject to termination by the counterparty on short notice upon the occurrence of certain circumstances. Accordingly, even if we believe that the development of product candidates is worth pursuing, our partners may choose not to continue with such development. If any of our collaborations are terminated, such as the termination of our collaboration with Pfizer in August 2016 and the termination of the joint venture agreement, or JVA, with Strides Arcolab in August 2017, we may be required to devote additional resources to the development of our product candidates or seek a new collaboration partner on short notice, and the terms of any additional collaboration or other arrangements that we establish may not be favorable to us.

We are also at risk that our current and any potential collaborations or other arrangements may not be successful. Factors that may affect the success of our collaborations include the following:

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

Risks Relating to Our Intellectual Property

Our collaboration partner and other third parties may assert ownership or commercial rights to inventions we develop from our use of the materials which they provide to us, or otherwise arising from our collaboration.

We collaborate with other companies and institutions with respect to research and development matters. Also, we rely on numerous third parties to provide us with materials that we use to develop our technology. If we cannot successfully negotiate sufficient ownership, licensing and/or commercial rights to any inventions that result from our use of any third-party collaborator’s materials, or if disputes arise with respect to the intellectual property developed with the use of a collaborator’s materials, or data developed in a collaborator’s study, our ability to capitalize on the market potential of these inventions or developments may be limited or precluded altogether.

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

There has been substantial litigation and other proceedings regarding patent and other intellectual property rights in the pharmaceutical industry. In addition to infringement claims against us, we may become a party to other patent litigation and other proceedings, including interference, derivation or post-grant proceedings declared or granted by the USPTO and similar proceedings in foreign countries, regarding intellectual property rights with respect to our current or future products. Third parties may submit applications for patent term extensions in the United States and/or supplementary protection certificates in the European Union, or EU, member States seeking to extend certain patent protection which, if approved, may interfere with or delay the launch of one or more of our biosimilar or vaccine products. The cost to us of any patent litigation or other proceeding, even if resolved in our favor, could be substantial. Some of our competitors may be able to sustain the costs of such litigation or proceedings more effectively than we can because of their substantially greater financial resources. Patent litigation and other proceedings may also absorb significant management time. Uncertainties resulting from the initiation and continuation of patent litigation or other proceedings could impair our ability to compete in the marketplace. The occurrence of any of the foregoing could have a material adverse effect on our business, financial condition or results of operations.

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

The research, development, testing, manufacturing, labeling, packaging, approval, promotion, advertising, storage, marketing, distribution, post-approval monitoring and reporting, and export and import of drug and biologic products are subject to extensive regulation by the FDA and other regulatory authorities in the United States, by the EMA and EEA Competent Authorities in the EEA, and by other regulatory authorities in other countries, which regulations differ from country to country. Neither we nor any collaboration partner is permitted to market PF708, PF582 or any future product candidates in the United States until approval from the FDA is received, or in the EEA until we receive EU Commission or EEA Competent Authority approvals. The time required to obtain approval from regulatory authorities is unpredictable, typically takes many years following the commencement of clinical trials, and depends upon numerous factors, including the substantial discretion of such regulatory authorities. In addition, approval policies, regulations, or the type and amount of clinical data necessary to gain approval may change during the course of a product candidate’s clinical development and may vary among jurisdictions, which may cause delays in the approval or the decision not to approve an application. We and our collaboration partner have not submitted any market application to regulatory authorities or obtained regulatory approval for any product candidate and it is possible that none of our existing product candidates or any product candidates we may seek to develop in the future will ever obtain regulatory approval.

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

In addition, even if we or our collaboration partner were to obtain approval, regulatory authorities may approve any of our product candidates for fewer or more limited indications than requested, may grant approval contingent on the performance of costly post-marketing clinical trials, or may approve a product candidate with a label that does not include the labeling claims necessary or desirable for the successful commercialization of that product candidate. Any of the foregoing scenarios could materially harm the commercial prospects for our product candidates.

If we fail to obtain approval for our two most advanced product candidates or if our two most advanced product candidates are not commercially successful, we may have to curtail our product development programs and our business would be materially harmed.

We have invested a significant portion of our time, financial resources and efforts in the development of our two most advanced product candidates, PF708 and PF582. The clinical and commercial success of our product candidates will depend on a number of factors, including the following:

•	timely and successful completion of all necessary clinical trials and our immunogenicity/pharmacokinetic study in subjects with osteoporosis for PF708, which may be significantly slower or cost more than we currently anticipate and will depend substantially upon the accurate and satisfactory performance of third-party contractors;

•	our ability to find a suitable collaboration partner to develop PF582 or our ability to obtain substantial additional sources of funding to develop PF582 as currently contemplated;

•	timely receipt of necessary marketing approvals from the FDA, the EU Commission, and similar foreign regulatory authorities;

•	maintaining an acceptable safety and adverse event profile of our products following approval;

•	achieving and maintaining compliance with all regulatory requirements applicable to our product candidates or any approved products;

•	making arrangements with third-party manufacturers for, or establishing, commercial manufacturing capabilities;

•	launching commercial sales of our products, if and when approved, whether alone or in collaboration with others;

•	obtaining and maintaining patent and trade secret protection and regulatory exclusivity, where available, for our product candidates;

•	the availability, perceived advantages, relative cost, relative safety and relative efficacy of alternative and competing treatments;

•	acceptance of our products, if and when approved, by patients, the medical community and third-party payors; and

•	the ability to raise additional capital on acceptable terms to achieve our goals.

If we and our collaboration partner are unable to seek and obtain regulatory approval for any of our product candidates in a timely manner or at all, we may never realize revenue from these products and we may have to curtail our other product development programs. As a result, our business, financial condition and results of operations would be materially harmed.

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

The BPCIA sets forth patent disclosure and briefing that are demanding and time-sensitive. The following is an overview of the patent exchange and patent briefing procedures set forth in the BPCIA:

•	Disclosure of the Biosimilar Application. Within 20 days after the FDA publishes a notice that its application has been accepted for review, a 351(k) biosimilar applicant can decide whether or not it chooses to provide a copy of its application to the originator. If the applicant does not provide its application, the originator may file for a “declaration of infringement, validity, or enforceability of any patent that claims the biological product or a use of the biological product.”

•	Identification of Pertinent Patents. Within 60 days of the date of receipt of the application the originator must identify patents owned or controlled by the originator which it believes could reasonably be asserted against the biosimilar applicant.

•	Statement by the Biosimilar Applicant. Within 60 days of the date of receipt of the originator’s patent list, the biosimilar applicant must state either that it will not market its product until the relevant patents have expired or alternatively provide its arguments that the patents are invalid, unenforceable or would not be infringed by the proposed biosimilar product candidate. The biosimilar applicant may also provide the originator with a list of patents the biosimilar applicant believes the originator could reasonably assert against a person not licensed by the originator engaged in the making, using, offering to sell, selling, or importing into the United States of the reference product.

•	Statement by the Originator. In the event the biosimilar applicant has asserted that the patents are invalid, unenforceable or would not be infringed by the proposed follow-on product, the originator must provide the biosimilar applicant with a response within 60 days. The response must provide the legal and factual basis of the opinion that such patent will be infringed by the commercial marketing of the proposed biosimilar and a response to any arguments offered from the biosimilar applicant concerning validity and enforceability.

•	Patent Resolution Negotiations. If the originator provides its detailed views that the proposed biosimilar would infringe valid and enforceable patents, then the parties are required to engage in good faith negotiations to identify which of the discussed patents will be the subject of a patent infringement action. If the parties agree on the patents to be litigated, the originator firm must bring an action for patent infringement within 30 days.

•	Simultaneous Exchange of Patents. If those negotiations do not result in an agreement within 15 days, then the biosimilar applicant must notify the originator of how many patents (but not the identity of those patents) that it wishes to litigate. Within five days, the parties are then required to exchange lists identifying the patents to be litigated. The number of patents identified by the originator may not exceed the number provided by the biosimilar applicant. However, if the biosimilar applicant previously indicated that no patents should be litigated, then the originator may identify one patent.

•	Commencement of Patent Litigation. The originator must then commence patent infringement litigation within 30 days. That litigation will involve all of the patents on the originator’s list and all of the patents on the follow-on applicant’s list. The follow-on applicant must then notify the FDA of the litigation. The FDA must then publish a notice of the litigation in the Federal Register.

•	Notice of Commercial Marketing. The BPCIA requires the biosimilar applicant to provide notice to the originator at least 180 days in advance of its first commercial marketing of its proposed follow-on biologic. The originator is allowed to seek a preliminary injunction blocking such marketing based upon any patents that either party had preliminarily identified, but were not subject to the initial phase of patent litigation. The litigants are required to “reasonably cooperate to expedite such further discovery as is needed” with respect to the preliminary injunction motion.

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

Moreover, the disclosure process set forth in Step 1 of the process outlined above, which is directed to disclosure by the biosimilar applicant of not only its regulatory application but also the applicant’s manufacturing process, has the potential to afford originators an easier path than traditional infringement litigation for developing any factual grounds they may require to support allegations of infringement. The rules established in the BPCIA’s patent dispute procedures (versus the rules governing traditional patent infringement litigation) place biosimilar firms at a significant disadvantage by affording originators a much easier mechanism for factual discovery, thereby increasing the risk that a biosimilar product could be blocked from the market more quickly than under traditional patent infringement litigation processes. However, a recent decision by the United States Supreme Court held that no injunction is available under federal law to force compliance with the patent exchange and patent briefing process. The Supreme Court remanded the case to the Federal Circuit to answer: (1) whether an injunction is available under state law; and (2) whether such a state-law injunction is preempted by federal law.

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

In October 2014, Amgen filed suit in federal district court against Sandoz alleging that Sandoz unlawfully refused to follow the patent resolution provisions of the BPCIA in connection with Sandoz’ July 2014 regulatory approval application under 351(k) for its Neupogen (filgrastim) biosimilar, Zarxio. Amgen sought declaratory and injunctive relief. In October 2014, Amgen also filed a Citizen’s Petition with the FDA asking that the FDA require biosimilar applicants to comply with the BPCIA by providing to the reference product sponsor a copy of the biosimilar application accepted for review, together with information that fully describes the manufacture of the proposed biosimilar product, within 20 days after being informed by the FDA that the biosimilar application has been accepted for review. On March 19, 2015, the district court refused Amgen’s request to enjoin Sandoz’ launch of Zarxio and ruled that the patent resolution provisions of the BPCIA (summarized in the prior eight bullet points) are optional insofar as it is permissible for a 351(k) applicant to decide not to provide its BLA and/or manufacturing information to the originator. The court also held that a biosimilar applicant need not wait until it receives BLA approval to provide the 180 prior day notice of commercial marketing set forth in the BPCIA provisions (see paragraph 8 above), but instead may provide such notice to the originator, if at all, prior to receiving FDA approval. On March 26, 2015, the FDA denied Amgen’s Citizen’s Petition. On July 21, 2015, a divided panel of the Federal Circuit issued its first decision interpreting the BPCIA on appeal in the Amgen v. Sandoz case. The court held that a biosimilar applicant is not required to share its biosimilar application with the reference product sponsor or follow the patent dispute resolution procedures set forth in the BPCIA. However, the Federal Circuit appellate court also held that the biosimilar applicant must provide 180 days pre-marketing notice and cannot do so until after the FDA has “licensed” (approved) the biosimilar product. On February 16, 2016, Sandoz petitioned the United States Supreme Court for certiorari review of this latter holding. On June 12, 2017, the Supreme Court issued a unanimous opinion in Amgen v. Sandoz holding that notice of commercial marketing may be given prior to FDA approval of the biosimilar product. The Court also held that no injunction is available under federal law to force compliance with the patent exchange and patent briefing process. The Court remanded the case to the Federal Circuit to answer: (1) whether an injunction is available under state law; and (2) whether such a state-law injunction is preempted by federal law.

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

Clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain. Furthermore, we rely on our collaborator partner, CROs, and clinical trial sites to ensure the proper and timely conduct of our clinical trials for our product candidates. While we have agreements governing the committed activities of our collaborator partner and CROs, we have limited influence over their actual performance. A failure of one or more clinical trials can occur at any time during the trial process. The results of preclinical studies and early clinical trials of our product candidates may not be predictive of the results of later-stage clinical trials. Product candidates that have shown promising results in early studies may still suffer significant setbacks in subsequent clinical studies. For example, the results generated to date in the clinical trial for PF582 do not ensure that later clinical trials will demonstrate similar results. There is a high failure rate for drugs and biologics proceeding through clinical studies, and product candidates in later stages of clinical trials may fail to show the desired safety and efficacy despite having progressed through preclinical studies and initial clinical trials. A number of companies in the biopharmaceutical industry have suffered significant setbacks in advanced clinical trials due to lack of efficacy or adverse safety profiles, notwithstanding promising results in earlier clinical trials, and we cannot be certain that we will not face similar setbacks. Even if the clinical trials for our product candidates are completed, nonclinical and clinical data are often susceptible to varying interpretations and analyses, and the results may not be sufficient to obtain regulatory approval for our product candidates.

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

If we or our collaboration partner experience delays in the completion of, or termination of, any clinical trial of our product candidates, the commercial prospects of our product candidates may be harmed, and our ability to generate product revenue from any of these product candidates will be delayed. In addition, any delays in completing clinical trials for our product candidates will increase our costs, slow down our product candidate development and approval process and jeopardize our ability to commence product sales and generate revenue. Any of these occurrences may significantly harm our business, financial condition and prospects. In addition, many of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials may also ultimately lead to the denial of regulatory approval of our product candidates.

Even if PF708, PF582 or any of our other product candidates obtain regulatory approval, they may never achieve market acceptance or commercial success.

Even if we or our collaboration partner obtain FDA or other regulatory approvals, PF708, PF582 or any of our other product candidates may not achieve market acceptance among physicians and patients, and may not be commercially successful. The degree and rate of market acceptance of PF708, PF582 or any of our other product candidates for which we receive approval depends on a number of factors, including:

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

We intend to pursue market authorization globally when commercially appropriate. Since October 2005, the EU has had a regulatory framework for the approval of biosimilar products and as of June 30, 2017, thirty-two biosimilar medicinal products, less three subsequently withdrawn, have been approved. In the United States, an abbreviated pathway for approval of biosimilar products was established by the BPCIA, enacted on March 23, 2010, as part of the ACA. The BPCIA established this abbreviated pathway under section 351(k) of the PHSA. Subsequent to the enactment of the BPCIA, the FDA issued draft guidance regarding the demonstration of biosimilarity as well as the submission and review of biosimilar applications. However, to date, only five biosimilars have been approved by the FDA, and no biosimilar product has been designated as interchangeable to the reference drug. Moreover, market acceptance of biosimilar products in the U.S. is unclear. Numerous states are considering or have already enacted laws that regulate or restrict the substitution by state pharmacies of biosimilars for biological products already licensed by the FDA pursuant to BLAs, or “reference products.” Market success of biosimilar products will depend on demonstrating to patients, physicians, payors, and relevant authorities that such products are safe and efficacious compared to other existing products.

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

To obtain FDA approval for our vaccine candidates RPA563 and/or Px563L, we may obtain clinical data from trials in healthy human subjects that demonstrate adequate safety, and efficacy data from adequate and well-controlled animal studies under regulations issued by the FDA in 2002, often referred to as the “Animal Rule.” Among other requirements, the animal studies must establish that the drug or biological product is reasonably likely to produce clinical benefits in humans. If we use this approach we may not be able to sufficiently demonstrate this correlation to the satisfaction of the FDA, as these corollaries are difficult to establish and are often unclear. Because the FDA must agree that data derived from animal studies may be extrapolated to establish safety and effectiveness in humans, seeking approval under the Animal Rule may add significant time, complexity and uncertainty to the testing and approval process. The FDA may decide that our data are insufficient for approval and require additional preclinical, clinical or other studies, refuse to approve RPA563 and/or Px563L, or place restrictions on our ability to commercialize the products. In addition, products approved under the Animal Rule are subject to additional requirements including post-marketing study requirements, restrictions imposed on marketing or distribution or requirements to provide information to patients. Further, regulatory authorities in other countries have not, at this time, established an Animal Rule equivalent, and consequently there can be no assurance that we will be able to make a submission for marketing approval in foreign countries based on such animal data.

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

If we and our collaboration partner are not able to demonstrate biosimilarity of our biosimilar product candidates to the satisfaction of regulatory authorities, we will not obtain regulatory approval for commercial sale of our biosimilar product candidates and our future results of operations would be adversely affected.

Our future results of operations depend, to a significant degree, on our and our collaboration partner’s ability to obtain regulatory approval for and commercialize our proposed biosimilar products. To obtain regulatory approval for the commercial sale of these product candidates, we will be required to demonstrate to the satisfaction of regulatory authorities, among other things, that our proposed biosimilar products are highly similar to biological products already licensed by the FDA pursuant to Biologic License Applications, or BLAs, notwithstanding minor differences in clinically inactive components, and that they have no clinically meaningful differences as compared to the marketed biological products in terms of the safety, purity and potency of the products. In the EEA, the similar nature of a biosimilar and a reference product is demonstrated by comprehensive comparability studies covering quality, biological activity, safety and efficacy. For example, a determination of biosimilarity for PF582 will be based on our demonstration of its high similarity to Lucentis.

In addition, the FDA may determine that a proposed biosimilar product is “interchangeable” with a reference product, meaning that the biosimilar product may be substituted by a pharmacist for the reference product without the intervention of the health care provider who prescribed the reference product, if the application includes sufficient information to show that the product is biosimilar to the reference product and that it can be expected to produce the same clinical result as the reference product in any given patient. If the biosimilar product may be administered more than once to a patient, the applicant must demonstrate that the risk in terms of safety or diminished efficacy of alternating or switching between the biosimilar and reference product is not greater than the risk of using the reference product without such alternation or switch. To make a final determination of biosimilarity or interchangeability, regulatory authorities may require additional confirmatory information beyond what we and our collaboration partner plan to initially submit in our applications for approval, such as more in-depth analytical characterization, animal testing, or further clinical studies. Provision of sufficient information for approval may prove difficult and expensive. We cannot predict whether any of our biosimilar product candidates will meet regulatory authority requirements for approval as a biosimilar or interchangeable product. To date, the FDA has not approved a biosimilar product as being interchangeable to the reference drug.

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

Failure to obtain regulatory approval in each regulatory jurisdiction would prevent us and our collaboration partner from marketing our products to a larger patient population and reduce our commercial opportunities.

In order to market our products in the European Union, the United States and other jurisdictions, we or our collaboration partner must obtain separate regulatory approvals and comply with numerous and varying regulatory requirements. The European Medicines Agency is responsible for the centralized procedure for human medicines. This procedure results in a single marketing authorization that is valid in all European Union countries, as well as in Iceland, Liechtenstein and Norway. The time required to obtain approval abroad may differ from that required to obtain FDA approval. The foreign regulatory approval process may include all of the risks associated with obtaining FDA approval and we may not obtain foreign regulatory approvals on a timely basis, if at all. Approval by the FDA does not ensure approval by regulatory authorities in other countries, and approval by one foreign regulatory authority does not ensure approval by regulatory authorities in other foreign countries or by the FDA. We may not be able to file for regulatory approvals and may not receive necessary approvals to commercialize our products within the United States or in any market outside the United States. Failure to obtain these approvals would materially and adversely affect our business, financial condition and results of operations.

Even if we and our collaboration partner obtain regulatory approvals for our product candidates, we will be subject to ongoing regulatory review.

Even if we and our collaboration partner obtain regulatory approval for our product candidates, any products we develop will be subject to ongoing regulatory review with respect to manufacturing, labeling, packaging, storage, advertising, promotion, sampling, record-keeping, conduct of post-marketing studies, and submission of safety, efficacy, and other post-market information, including both federal and state requirements in the United States and requirements of comparable foreign regulatory authorities. Manufacturers and manufacturers’ facilities are required to comply with extensive FDA and comparable foreign regulatory authority requirements, including ensuring that quality control and manufacturing procedures conform to cGMP. As such, we and our contract manufacturers will be subject to continual and unannounced review and inspections by the regulatory authorities governing the markets in which we wish to sell our products. Accordingly, we and others with whom we work must continue to expend time, money, and effort in all areas of regulatory compliance, including manufacturing, production, and quality control.

Any regulatory approvals that we and our collaboration partner receive for our product candidates may be subject to limitations on the approved indicated uses for which the product may be marketed or to the conditions of approval, or contain requirements for potentially costly post-marketing testing, including Phase 4 trials, and surveillance to monitor the safety and efficacy or the safety, purity, and potency of the product candidate. We will be required to immediately report any serious and unexpected adverse events and certain quality or production problems with our products to regulatory authorities along with other periodic reports. Any new legislation addressing drug or biologic product safety issues could result in delays in product development or commercialization, or increased costs to assure compliance. We and our collaboration partner will have to comply with requirements concerning advertising and promotion for our products. Promotional communications with respect to prescription drug and biologic products are subject to a variety of legal and regulatory restrictions and must be consistent with the information in the product’s approved label. As such, we will not be allowed to promote our products for indications or uses for which they do not have approval. The holder of an approved NDA, BLA, 351(k) application or marketing authorization application must submit new or supplemental applications and obtain prior approval for certain changes to the approved product, product labeling, or manufacturing process. We could also be asked to conduct post-marketing clinical studies to verify the safety and efficacy of our products in general or in specific patient subsets. An unsuccessful post-marketing study or failure to complete such a study could result in the withdrawal of marketing approval.

If a regulatory agency discovers previously unknown problems with a product, such as adverse events of unanticipated severity or frequency, or problems with the facility where the product is manufactured or disagrees with the promotion, marketing or labeling of a product, or if we or our collaboration partner fail to comply with applicable continuing regulatory requirements, such regulatory agency may impose restrictions on that product or us, including requiring withdrawal of the product from the market. If we or our collaboration partner fail to comply with applicable regulatory requirements, a regulatory agency or enforcement authority may subject us to administrative or judicially imposed sanctions or other actions, including, among other things:

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

Our and our collaboration partner’s future sales will be dependent on the availability and level of coverage and reimbursement from third-party payors who continue to implement cost-cutting measures and more stringent reimbursement standards.

In the United States and internationally, our and our collaboration partner’s ability to generate revenue on future sales of our products will be dependent, in significant part, on the availability and level of coverage and reimbursement from third-party payors, such as state and federal governments and private insurance plans. Insurers have implemented cost-cutting measures and other initiatives to enforce more stringent reimbursement standards and likely will continue to do so in the future. These measures include the establishment of more restrictive formularies and increases in the out-of-pocket obligations of patients for such products. In addition, particularly in the U.S. and increasingly in other countries, we will be required to provide discounts and pay rebates to state and federal governments and agencies in connection with purchases of our products that are reimbursed by such entities.

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

In some foreign countries, the pricing of prescription pharmaceuticals is subject to governmental control. In these countries, pricing negotiations with governmental authorities can take considerable time after the receipt of marketing approval for a product. Our existing or future collaboration partners, if any, may elect to reduce the price of our products in order to increase the likelihood of obtaining reimbursement approvals which could adversely affect our revenues and profits. To obtain reimbursement or pricing approval in some countries, we or our collaboration partner may also be required to conduct a clinical trial that compares the cost-effectiveness of our product candidate to other available therapies. If reimbursement of our products is unavailable or limited in scope or amount, or if pricing is set at unsatisfactory levels, our business could be adversely affected.

Risks Relating to Owning Our Common Stock

The market price of our stock may fluctuate significantly, and investors may have difficulty selling their shares.

Our stock is currently traded on NYSE MKT, but we can provide no assurance that we will be able to maintain an active trading market on NYSE MKT or any other exchange in the future. The trading volume of our stock tends to be low relative to our total outstanding shares, and we have several stockholders, including affiliated stockholders, who hold substantial blocks of our stock. As of June 30, 2017, we had 23,528,675 shares of common stock outstanding, and stockholders holding at least 5% of our stock, individually or with affiliated persons or entities, collectively beneficially owned or controlled approximately 44% of such shares. Sales of large numbers of shares by any of our large stockholders could adversely affect our trading price, particularly given our relatively small historic trading volumes. If stockholders holding shares of our common stock sell, indicate an intention to sell, or if it is perceived that they will sell, substantial amounts of their common stock in the public market, the trading price of our common stock could decline.

Since shares of our common stock were sold in our initial public offering in July 2014 at a price of $6.00 per share, our stock price has ranged from $3.91 to $24.41 through June 30, 2017. In addition to the factors discussed in this “Risk Factors” section and elsewhere in this quarterly report on Form 10-Q factors that may cause volatility in our share price include:

•	actual or anticipated quarterly variation in our results of operations or the results of our competitors;

•	announcements by us or our competitors of new commercial products, significant contracts, commercial relationships or capital commitments;

•	issuance of new or changed securities analysts’ reports or recommendations for our stock;

•	developments or disputes concerning our intellectual property or other proprietary rights;

•	changes to our organization and management;

•	commencement of, or our involvement in, litigation;

•	market conditions in the relevant market;

•	reimbursement or legislative changes in the relevant market;

•	failure to complete significant sales;

•	regulatory developments that may impact our product candidates;

•	any future sales of our common stock or other securities;

•	any major change to the composition of our board of directors or management; and

•	general economic conditions and slow or negative growth of our markets.

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

As of June 30, 2017, one holder of approximately 2.3 million shares, or approximately 10%, of our outstanding shares, has rights, subject to some conditions, to require us to file registration statements covering the sale of their shares or to include their shares in registration statements or prospectus supplements that we file or have filed for ourselves or other stockholders. We also register the offer and sale of all shares of common stock that we may issue under our equity compensation plans.

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

In connection with our audit committee investigation as more fully described in Item 4, “Controls and Procedures”, we identified a material weakness in our internal control over financial reporting. A material weakness is a significant deficiency, or a combination of significant deficiencies, in internal control over financial reporting such that it is reasonably possible that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness that we previously identified related to a failure to maintain an effective control environment as our former Chief Executive Officer failed to set an appropriate “Tone at the Top.” The material weakness was identified in connection with our Audit Committee Investigation, which found violations of our Board Approval Process Policy and related violations of our Code of Ethics and Conduct by our former Chief Executive Officer. The investigation determined that our former Chief Executive Officer had not acted in accordance with our Board Approval Process Policy and Code of Ethics and Conduct as a result of his failure to comply with certain board approval procedures for third-party contracts.

In response to this reported material weakness, we undertook the following steps in the first and second quarter of 2017: a change in our Chief Executive Officer following the resignation of our former Chief Executive Officer on January 23, 2017; requiring documentation of approvals for contracts that are within the scope of the Board Approval Process Policy; increasing the frequency of our internal audit testwork to assess the design, implementation, and operating effectiveness of our entity level and process level controls; and increasing communication with, and training of, employees regarding our commitment to ethical standards and the integrity of our business practices, requirements for compliance with our Board Approval Process Policy and Code of Ethics and Conduct, including training of new hires and re-training of existing employees, and availability of and processes for reporting suspected violations of our Code of Ethics and Conduct. The remediation was completed as of June 30, 2017. However, completion of remediation does not provide assurance that our controls will operate properly or that our financial statements will be free from error. There may be undetected material weaknesses in our internal control over financial reporting, as a result of which we may not detect financial statement errors on a timely basis.

If we identify new material weaknesses in our internal control over financial reporting or we are unable to successfully remediate any future material weaknesses in our internal control over financial reporting, the accuracy and timing of our financial reporting may be adversely affected, we may be unable to maintain compliance with securities laws and NYSE MKT listing requirements regarding the timely filing of periodic reports, investors may lose confidence in our financial reporting, and our stock price may decline.

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

As of June 30, 2017, our executive officers, directors and stockholders who owned more than 5% of our outstanding common stock and their respective affiliates beneficially owned or controlled approximately 46% of the outstanding shares of our common stock. Accordingly, these executive officers, directors and stockholders and their respective affiliates, acting as a group, have substantial influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets or any other significant corporate transactions. These stockholders may therefore delay or prevent a change of control of us, even if such a change of control would benefit our other stockholders. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.

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

(a)    Recent Sale of Unregistered Securities

None.

(b)    Use of Proceeds from Public Offering of Common Stock

On April 23, 2015, our Registration Statement on Form S-1 (File Nos. 333-203418 and 333-203600) was declared effective by the SEC for our follow-on public offering of common stock. The transaction formally closed on April 29, 2015. In conjunction with the offering, we issued 2,610,000 shares of common stock, and certain existing stockholders of Pfenex sold 4,140,000 shares of common stock, at an offering price of $15.50 per share. Barclays Capital Inc., Evercore Group L.L.C., and William Blair & Company, L.L.C. acted as the underwriters. We received aggregate proceeds of approximately $37.4 million, net of underwriting discounts, commissions and estimated offering-related transaction costs. There has been no material change in the planned use of proceeds from our public offering as described in our final prospectus filed with the SEC on April 24, 2015 pursuant to Rule 424(b).

(c)    Issuer Purchases of Equity Securities

We did not repurchase any shares of our common stock during the three months ended June 30, 2017.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

Termination of Strides Arcolab Joint Venture

In March 2013, we entered into a joint venture agreement, (“JVA”), with Strides Arcolab to provide a vehicle for further developing certain biosimilars successful in Phase 1 trials under the December 12, 2012 joint development and license agreement (“JDLA”) between us and Strides Arcolab. On August 8, 2017, we and Strides Arcolab entered into an agreement to terminate the JDLA and JVA. In that termination agreement, we and Strides each granted the other licenses under certain technology developed pursuant to the JDLA and waived and released the other from any claim or liability arising from the JDLA and JVA. The Company did not incur any penalties in connection with the termination of the JDLA or JVA.

The foregoing description of the termination agreement does not purport to be complete and is qualified in its entirety by reference to the termination agreement attached hereto as Exhibit 10.3, which is incorporated herein by reference.

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

PFENEX INC.

Dated: August 9, 2017	By:	/s/ Evert B. Schimmelpennink
Evert B. Schimmelpennink
Chief Executive Officer, President and Secretary
(Principal Executive Officer)

Dated: August 9, 2017	By:	/s/ Paul A. Wagner
Paul A. Wagner
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description	Incorporated by Reference Herein
		Form	File No.	Exhibit	Filing Date

10.1+	Executive Employment Agreement, dated August 3, 2017, between the Company and Evert B. Schimmelpennink.	8-K	001-36540	10.1	August 3, 2017

10.2+	Amended and Restated 2014 Equity Incentive Plan and forms of award thereunder.	8-K	001-36540	10.1	May 8, 2017

10.3#	Termination Agreement, by and between the Company and Stelis Biopharma Private Limited, dated August 8, 2017.

31.1#	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2#	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

#	Filed herewith.
+	Indicates a management contract or compensatory plan.
*	The information in this exhibit is furnished and deemed not filed with the Securities and Exchange Commission for purposes of section 18 of the Exchange Act of 1934, as amended (the “Exchange Act”), and is not to be incorporated by reference into any filing of Pfenex Inc. under the Securities Act of 1933, as amended (the “Securities Act”), or the Exchange Act, whether made before or after the date hereof, regardless of any general incorporation language in such filing.