Form 10-Q
period 2017-09-30
Pfenex Inc.
filed 2017-11-09
CIK 1478121

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

As of November 1, 2017, the registrant had 23,548,280 shares of Common Stock ($0.001 par value) outstanding.

PFENEX INC.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

PFENEX INC.

Consolidated Balance Sheets

	September 30, 2017 (unaudited)	December 31, 2016
	(in thousands)
Assets
Current assets
Cash and cash equivalents	$48,373	$81,501
Restricted cash	200	—
Accounts and unbilled receivables, net	3,339	2,822
Income tax receivable	717	717
Other current assets	1,672	1,878

Total current assets	54,301	86,918
Property and equipment, net	7,308	5,246
Other long term assets	80	80
Intangible assets, net	4,903	5,301
Goodwill	5,577	5,577

Total assets	$72,169	$103,122

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$1,674	$1,284
Accrued liabilities	10,908	9,358
Current portion of deferred revenue	4,761	6,516
Current portion of capital lease obligations	237	54

Total current liabilities	17,580	17,212
Deferred revenue, less current portion	2,467	5,739
Capital lease obligations, less current portion	476	26

Total liabilities	20,523	22,977
Commitments and contingencies
Stockholders’ equity
Preferred stock, $0.001 par value, 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value, 200,000,000 shares authorized; 23,548,280 and 23,429,501 shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively	24	24
Additional paid-in capital	218,819	216,144
Accumulated deficit	(167,197)	(136,023)

Total stockholders’ equity	51,646	80,145

Total liabilities and stockholders’ equity	$72,169	$103,122

The accompanying notes are an integral part of these unaudited consolidated financial statements.

PFENEX INC.

Consolidated Statements of Operations

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2017	2016	2017	2016
Revenue	$5,024	$48,824	$10,871	$54,723
Cost of revenue	1,766	1,285	3,481	4,001

Gross profit	3,258	47,539	7,390	50,722

Operating expense
Selling, general and administrative	3,999	4,405	13,973	12,935
Research and development	8,112	8,690	24,708	21,763

Total operating expense	12,111	13,095	38,681	34,698

(Loss) income from operations	(8,853)	34,444	(31,291)	16,024
Other income, net	35	52	117	98

Net (loss) income before income taxes	(8,818)	34,496	(31,174)	16,122
Income tax expense	—	—	—	(1)

Net (loss) income	$(8,818)	$34,496	$(31,174)	$16,121

Net (loss) income per common share
Basic	$(0.37)	$1.47	$(1.33)	$0.69

Diluted	$(0.37)	$1.46	$(1.33)	$0.68

Weighted-average common shares used to compute net (loss) income per share
Basic	23,539	23,400	23,488	23,378

Diluted	23,539	23,689	23,488	23,674

The accompanying notes are an integral part of these unaudited consolidated financial statements.

PFENEX INC.

Consolidated Statements of Cash Flows

(unaudited)

	Nine Months Ended September 30,
	2017	2016
	(in thousands)
Cash flows from operating activities
Net (loss) income	$(31,174)	$16,121
Adjustments to reconcile net (loss) income to net cash used in operating activities
Depreciation and amortization	619	488
Amortization of intangible assets	398	398
Stock-based compensation expense	2,495	2,370
(Gain) loss on disposal of property and equipment	(20)	203
Changes in operating assets and liabilities
Accounts and unbilled receivables	(517)	1,366
Other current assets	205	(538)
Other long term assets	—	41
Accounts payable	307	1,019
Accrued liabilities	1,558	1,918
Deferred revenue	(5,027)	(34,143)
Income tax payable	—	249

Net cash used in operating activities	(31,156)	(10,508)

Cash flows from investing activities
Acquisitions of property and equipment	(1,954)	(2,425)
Proceeds from sale of property and equipment	45	8

Net cash used in investing activities	(1,909)	(2,417)

Cash flows from financing activities
Repayments of borrowings under line of credit agreement	—	(3,813)
Restricted cash	(200)	3,959
Repayment of capital lease obligations	(43)	—
Proceeds from exercise of stock options and other stock issuances	180	255

Net cash (used in) provided by financing activities	(63)	401

Net decrease in cash and cash equivalents	(33,128)	(12,524)
Cash and cash equivalents
Beginning of period	81,501	106,162

End of period	$48,373	$93,638

Supplemental schedule of cash flow information
Cash paid for interest	$11	$27
Cash paid for taxes	$—	$32
Non-cash financing and investing transactions
Purchases of property and equipment included in accounts payable and accrued liabilities	$304	$318
Asset acquisitions under capital lease obligations	$676	$42

The accompanying notes are an integral part of these unaudited consolidated financial statements.

PFENEX INC.

Notes to Consolidated Financial Statements

(unaudited)

1. Organization and Summary of Significant Accounting Policies

Business Activities and Organization

Pfenex Inc. (the Company or Pfenex) is a clinical-stage biotechnology company developing complex therapeutic proteins. Using the patented Pfenex Expression Technology® platform, the Company has created an advanced pipeline of therapeutic equivalents, vaccines, biologics and biosimilars. The Company’s lead product candidates are PF708, a therapeutic equivalent candidate to Forteo® (teriparatide) for the treatment of osteoporosis, and its novel anthrax vaccine candidates, Px563L and RPA563, funded through an advanced development contract with the U.S. government. In addition, Pfenex is developing hematology/oncology products in collaboration with Jazz Pharmaceuticals. Furthermore, the Company’s pipeline includes biosimilar candidates to Lucentis® and Neulasta®.

PF708 is a therapeutic equivalent candidate to Forteo, marketed by Eli Lilly and Company. The Company completed enrollment in its Study PF708-301 in the third quarter of 2017. In November 2017, the Company announced interim pharmacokinetic (PK) data from the study. The PF708 and Forteo PK profiles are comparable, and there are no statistically significant differences in key PK parameters. The Company expects to submit a new drug application, or NDA, to the U.S. Food and Drug Administration, or FDA, in the third quarter of 2018.

The Company is also developing Px563L/RPA563, novel anthrax vaccine candidates, in response to the United States government’s unmet demand for increased quantity, stability and dose-sparing regimens of anthrax vaccine. Pfenex recently had a meeting with the FDA, in which the Agency provided clear guidance of the proposed clinical development and licensure plans for post-exposure prophylaxis indication. Ahead of the phase 2 study initiation, the Company expects to continue to demonstrate stability of the vaccine candidates and complete manufacturing of the clinical supply. The Company expects to initiate a phase 2 study by year-end 2018. In 2010, the Company entered into a development contract with the Biomedical Advanced Research and Development Authority, or BARDA. The $25.2 million fully-funded contract was completed in 2015, at which time BARDA awarded the Company a cost plus fixed fee advanced development contract valued at up to approximately $143.5 million. In January 2017, BARDA exercised two options under its existing contract for further development of Px563L/RPA563.

In July 2016, Pfenex and Jazz Pharmaceuticals, or Jazz, announced an agreement under which Pfenex granted Jazz worldwide rights to develop and commercialize multiple early stage hematology product candidates. Under the agreement, Pfenex received upfront and option payments totaling $15 million and may be eligible to receive additional payments of up to $166 million based on the achievement of certain development-, regulatory-, and sales-related milestones. The Company completed a process development milestone in the third quarter of 2017.

In addition to the Company’s lead product candidates, its pipeline includes various other biosimilar candidates, most notably PF582, the Company’s biosimilar candidate to Lucentis®, and PF529, the Company’s biosimilar candidate to Neulasta®, as well as vaccines and next generation biologic candidates.

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

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles, or U.S. GAAP, for interim financial information and with the instructions of the Securities and Exchange Commission, or SEC, on Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by U.S. GAAP for complete financial statements. In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments necessary, which are of a normal and recurring nature, for the fair presentation of the Company’s financial position and of the results of operations and cash flows for the periods presented. These consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, as filed with the SEC. The results of operations for the interim period shown in this report are not necessarily indicative of the results that may be expected for any other interim period or for the full year.

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

As of September 30, 2017, the Company had an accumulated deficit of $167.2 million and expects to incur substantial operating losses for the next several years. Although the Company believes it has sufficient cash resources to fund all necessary activities leading up to and including submission of an NDA for PF708 to the FDA, the Company may need to obtain additional financing in order to complete clinical studies and launch and commercialize any product candidates for which the Company receives regulatory approval. If Pfenex is unable to obtain adequate financing when needed, it may have to delay, reduce the scope of or suspend one or more of its clinical trials, research and development programs or commercialization efforts. There can be no assurance that such financing will be available or will be at terms acceptable by the Company.

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

Concentrations

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents, investments and accounts and unbilled receivables. The Company has established guidelines intended to limit its exposure to credit risk by placing investments with high credit quality financial institutions, diversifying its investment portfolio and placing investments with maturities that help maintain safety and liquidity. All cash and cash equivalents were held at four major financial institutions as of September 30, 2017 and December 31, 2016. For the Company’s cash position of $48.6 million as of September 30, 2017, which included restricted cash of $0.2 million, the Company has exposure to credit loss for amounts in excess of insured limits in the event of non-performance by the institutions; however, the Company does not anticipate non-performance.

Additional credit risk is related to the Company’s concentration of receivables. As of September 30, 2017 and December 31, 2016, three customers represented 94% and 89% of total net receivables, respectively. The Company recorded an allowance for doubtful accounts of $0.1 million at December 31, 2016. No allowance for doubtful accounts was recorded at September 30, 2017. For the three and nine months ended September 30, 2017, revenue was concentrated among two customers and/or collaborative partners representing 94% and 91% of total revenues, respectively. Revenue from one collaborative partner represented 94% and 88% of total revenues for the three and nine months ended September 30, 2016, respectively.

A portion of revenue is earned from sales outside the United States. Non-U.S. revenue is denominated in U.S. dollars. A breakdown of the Company’s net revenue from U.S. and non-U.S. sources for the nine months ended September 30, 2017 and 2016 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2017	2016	2017	2016
US Revenue	$2,190	$47,392	$4,453	$53,197
Non-US Revenue	2,834	1,432	6,418	1,526

	$5,024	$48,824	$10,871	$54,723

During the three and nine months ended September 30, 2017, Ireland accounted for more than 10% of the Company’s revenue. During the three and nine months ended September 30, 2016, no single foreign country accounted for more than 10% of the Company’s revenue.

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

The Company assesses milestone payments on an individual basis and recognizes revenue from nonrefundable milestone payments when the earnings process is complete and the payment is reasonably assured. Nonrefundable milestone payments related to arrangements under which the Company has continuing performance obligations are recognized as revenue upon achievement of the associated milestone, provided that (i) the milestone event is substantive and its achievability was not reasonably assured at the inception of the agreement, and (ii) the amount of the milestone payment is reasonable in relation to the effort expended or the risk associated with the milestone event. For the three and nine months ended September 30, 2017, revenue was recognized in connection with the achievement of a process development milestone associated with the Jazz collaboration. For the nine months ended September 30, 2016, no revenue was recognized in connection with the achievement of milestones.

The Company’s reagent protein products are comprised of internally developed reagent protein products and those purchased from original manufacturers for resale. Revenues for reagent product sales are reflected net of attributable sales tax. The Company generally offers a 30 day return policy. The Company recognizes reagent product revenue from product sales when it is realized or realizable and earned. As of September 30, 2017, the Company has had minimal product returns related to reagent protein product sales. A reserve of approximately $9 thousand for potential warranty and return rights was recorded as of September 30, 2017. No reserve for warranty and return rights was recorded as of December 31, 2016.

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

2. Fair Value Measurements

The fair value measurements of the Company’s cash equivalents and investments, which are measured at fair value on a recurring basis as of September 30, 2017 and December 31, 2016, were determined using the inputs described above and are as follows:

	Total	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
September 30, 2017
Cash and money market funds	$48,573	$48,573	$—	$—

Total assets measured at fair value	$48,573	$48,573	$—	$—

December 31, 2016
Cash and money market funds	$81,501	$81,501	$—	$—

Total assets measured at fair value	$81,501	$81,501	$—	$—

Cash and money market funds at September 30, 2017 include restricted cash, which is included in current assets on the balance sheet.

The Company’s policy is to recognize transfers between levels of the fair value hierarchy on the date of the event or change in circumstances that caused the transfer. There were no significant transfers into or out of Level 1, 2, or 3 during the periods presented.

3. Property and Equipment

Property and equipment consisted of the following:

(in thousands)	September 30, 2017	December 31, 2016
Furniture and equipment	$356	$350
Computers and IT equipment	334	290
Purchased software	932	869
Lab and research equipment	7,445	5,022
Leasehold improvements	799	739
Construction in progress	600	575
Other fixed assets	64	64

Total property and equipment, gross	10,530	7,909
Less: accumulated depreciation and amortization	(3,222)	(2,663)

Total property and equipment, net	$7,308	$5,246

Total depreciation and amortization expense was included in selling, general and administrative expenses and research and development in the accompanying consolidated statements of operations as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2017	2016	2017	2016
Selling, general and administrative	$89	$71	$237	$184
Research and development	139	108	382	304

Total depreciation and amortization expense	$228	$179	$619	$488

4. Intangible Assets

Intangible assets consisted of the following:

(in thousands)	September 30, 2017	December 31, 2016
Customer relationships	$3,750	$3,750
Developed technology	4,400	4,400
Trade names	910	910

Gross intangible assets	9,060	9,060
Less: Accumulated amortization	(4,157)	(3,759)

Total intangible assets, net	$4,903	$5,301

Amortization expense was $0.4 million for both the nine months ended September 30, 2017 and 2016, respectively. Amortization expense is included within selling, general and administrative expense in the accompanying consolidated statements of operations. As of September 30, 2017, estimated amortization expense for the next five years amounts to approximately $0.5 million per year.

5. Accrued Liabilities

Accrued liabilities consisted of the following:

(in thousands)	September 30, 2017	December 31, 2016
Accrued vacation	$491	$553
Deferred rent	624	627
Accrued bonuses	1,325	1,385
Other accrued employee-related liabilities	820	293
Accrued professional fees	709	266
Accrued supplier liability	374	428
Accrued subcontractor costs	6,007	4,974
Other accrued liabilities	558	832

Total accrued liabilities	$10,908	$9,358

6. Commitments and Contingencies

Collaborative Arrangements

In July 2016, the Company entered into an agreement with Jazz for the development and commercialization of multiple early stage hematology product candidates, and, in the third quarter of 2017, achieved a process development milestone. The agreement, or the Jazz Agreement, also includes an option for Jazz to negotiate a license for a recombinant pegaspargase product candidate with the Company. Under the Jazz Agreement, Pfenex received an upfront and option payment totaling $15 million in July 2016 and may be eligible to receive additional payments of up to $166 million based on achievement of certain research and development, regulatory and sales related milestones, including up to approximately $41 million for certain non-sales-related milestones. The total milestones are categorized as follows: $7 million are based on achievement of certain research and development milestones; $34 million for certain regulatory milestones; and $125 million for sales milestones. For the non-sales-related milestones, the Company conducted an evaluation whether they will be recorded using the milestone method and, as a result of this evaluation, estimates approximately $7 million of these non-sales-related milestones are deemed to be substantive. The Company may also be eligible to receive tiered royalties on worldwide sales of any products resulting from the collaboration. Both Jazz and the Company will be contributing to the development efforts. Unless terminated earlier, the Jazz Agreement will continue on a product-by-product basis for as long as Jazz is commercializing or having commercialized the products under the Jazz Agreement.

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

The upfront and option payment is being deferred and will be recognized as revenue ratably over the period in which the Company expects services to be rendered for each respective unit of accounting. As previously disclosed, the estimated period of revenue recognition approximated a range of 15 to 32 months. Based on changes to this estimate that occurred during the quarter ended June 30, 2017, the Company has modified the period of revenue recognition to range from 15 to 35 months. During the three months and nine months ended September 30, 2017, the Company recorded revenue of approximately $2.7 million and $6.0 million, respectively, related to the Jazz Agreement. This includes revenue recognized due to the achievement of a process development milestone during the three months ended September 30, 2017.

In August 2016, the Company regained full rights to PF582 from Pfizer Inc., or Pfizer, at which time $45.8 million of previously deferred revenue was recognized.

Capital Lease Agreements

In June 2017, the Company signed master lease agreements (the Leases) for the purchase of specialized equipment totaling approximately $0.8 million. Each of the Leases, which are classified as capital leases, has a term of 36 months and commenced during the three months ended September 30, 2017. Payment commitments for the Company’s capital leases are summarized as follows:

(in thousands)	September 30, 2017
2018	$260
2019	260
2020	199

$719

Total property and equipment assets under capital lease were $1.1 million and $0.2 million as of September 30, 2017 and 2016, respectively. Accumulated depreciation related to assets under capital lease as of these dates were $67 thousand and $35 thousand, respectively.

7. Stock-Based Compensation

Summary Stock-Based Compensation Information

The following table summarizes stock-based compensation expense:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2017	2016	2017	2016
Cost of revenues	$67	$73	$189	$173
Research and development	202	189	764	570
Selling, general and administrative	498	482	1,542	1,627

Total	$767	$744	$2,495	$2,370

Stock-based compensation from:
Stock options	$707	$698	$2,377	$2,222
Employee stock purchase plan	60	46	118	148

Total	$767	$744	$2,495	$2,370

The following table summarizes the Company’s stock option activity during the nine months ended September 30, 2017:

	Number of Options (in thousands)	Weighted Average Exercise Price
Outstanding at December 31, 2016	2,571	$8.62
Granted	1,301	5.63
Exercised	(85)	0.31
Cancelled/forfeited	(357)	9.89

Outstanding at September 30, 2017	3,430	$7.56

Vested and expected to vest at September 30, 2017	3,076	$7.68
Vested and exercisable at September 30, 2017	1,394	$8.43

The Company received approximately $26 thousand and $51 thousand from stock option exercises during the nine months ended September 30, 2017 and 2016, respectively. Options outstanding at September 30, 2017 have a weighted average remaining contractual term of 8.04 years.

The exercise price of all options granted during the nine months ended September 30, 2017 and 2016 was the closing price of the Company’s common stock on the date of grant. The fair value of each stock option granted is estimated on the grant date under the fair value method using the Black-Scholes model. The following assumptions were used to estimate the fair value of stock options:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Risk-free interest rate	1.8% – 1.9%	1.1% – 1.3%	1.8% – 2.3%	1.1% – 1.9%
Expected volatility	65.8% – 66.1%	65.7% – 66.0%	65.5% – 68.1%	63.1% – 68.6%
Dividend yield	0%	0%	0%	0%
Expected term (years)	6.3	6.3	5.5 – 10.0	5.1 – 6.3

The weighted average grant date fair value of options granted for the nine months ended September 30, 2017 and 2016 was $3.50 and $5.46, respectively. As of September 30, 2017, there was approximately $6.0 million of unrecognized compensation cost related to unvested stock option awards and the weighted average period over which this cost is expected to be recognized is 2.68 years.

8. Income Taxes

During the three months and nine months ended September 30, 2017, the Company recorded no income tax expense. The Company expects to be in an overall taxable loss position for 2017. No tax expense is expected in the next several years as the Company expects to generate taxable net operating losses and corresponding valuation allowances due to its investments in its lead product candidates and other pipeline products.

9. Net (Loss) Income per Share of Common Stock

The following table summarizes the computation of basic and diluted net (loss) income per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2017	2016	2017	2016
Net (loss) income	$(8,818)	$34,496	$(31,174)	$16,121

Weighted-average common shares used to compute basic net (loss) income per share	23,539	23,400	23,488	23,378
Dilutive effect of employee stock option plans	—	289	—	296

Dilutive weighted-average common shares outstanding	23,539	23,689	23,488	23,674
Basic net (loss) income per common share	$(0.37)	$1.47	$(1.33)	$0.69

Diluted net (loss) income per common share	$(0.37)	$1.46	$(1.33)	$0.68

Basic net (loss) income per share is computed by dividing the net (loss) income by the weighted-average number of common shares outstanding for the period. Diluted net (loss) income per share is computed by dividing the net (loss) income by the weighted-average number of common shares and dilutive common stock equivalents outstanding for the period, determined using the treasury-stock method, if inclusion of these is dilutive. Because the Company reported a net loss for the three and nine months ended September 30, 2017, diluted net loss per common share is the same as basic net loss per common share for those periods.

The following potentially dilutive securities outstanding at the end of the periods presented have been excluded from the computation of diluted shares outstanding, as their effect would be anti-dilutive:

	September 30,
(in thousands)	2017	2016
Employee stock purchase plan	68	53
Options to purchase common stock	3,430	1,976

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

The following discussion and analysis should be read together with our consolidated financial statements and the notes to those statements included elsewhere in this Form 10-Q. This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, that are based on our management’s beliefs and assumptions and on information currently available to our management. The forward-looking statements are contained principally in the section entitled “Risk Factors” and this Management’s Discussion and Analysis of Financial Condition and Results of Operations. Forward-looking statements include, but are not limited to:

•	the sufficiency of our cash and cash equivalents and cash generated from operations to meet our working capital and capital expenditure needs for the next 12 months, including our belief that we have sufficient cash resources to fund all necessary activities leading up to and including the submission of a new drug application, or NDA, to the U.S. Food and Drug Administration, or FDA, for PF708;

•	our and any potential future collaboration partner’s ability to enroll patients in our clinical studies at the pace that we project;

•	our expectations regarding the timing and the success of the design of the clinical trials and planned clinical trials of PF708, Px563L/RPA563 and our other product candidates, and reporting results from same;

•	whether the results of our and our potential collaboration partners’ trials will be sufficient to support domestic or global regulatory approvals for PF708, including our expectations regarding the timing of our submission of the NDA for PF708;

•	our ability to obtain and maintain regulatory approval of PF708 or our other product candidates, and the timing of such regulatory approvals;

•	our reliance on third parties to conduct clinical studies;

•	our reliance on third-party contract manufacturers to manufacture and supply our product candidates for us;

•	the benefits of the use of PF708, Px563L/RPA563 or any of our other product candidates;

•	the rate and degree of market acceptance of PF708, Px563L/RPA563 or any of our other product candidates, if approved for sale;

•	regulatory developments in the United States and foreign countries;

•	our expectations regarding government and third-party payor coverage and reimbursement;

•	our ability to manufacture PF708, Px563L/RPA563 and our other product candidates in conformity with regulatory requirements and to scale up manufacturing of PF708, Px563L/RPA563 and our other product candidates to commercial scale;

•	our ability to successfully build a specialty sales force, or collaborate with third-party distributors, to commercialize our product candidates;

•	our ability to compete with companies currently producing the reference products, including Forteo;

•	our reliance on Jazz and any future collaboration partner’s performance over which we do not have control;

•	our ability to retain and recruit key personnel, including development of a sales and marketing function;

•	our ability to obtain and maintain intellectual property protection for PF708, Px563L/RPA563 or any other product candidates;

•	our estimates of our expenses, ongoing losses, future revenue, capital requirements and our needs for or ability to obtain additional financing;

•	our expectations regarding the market size, size of patient populations, and growth potential for our product candidates, if approved for commercial use;

•	our estimates of the expected patent expiration timelines for Forteo and other branded reference biologics;

•	our expectations regarding the time during which we will be an emerging growth company under the Jumpstart Our Business Startups Act;

•	our ability to develop new products and product candidates;

•	our ability to successfully establish and successfully maintain appropriate collaborations and derive significant revenue from those collaborations;

•	our financial performance; and

•	developments and projections relating to our competitors and our industry.

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

In this Form 10-Q, “we,” “us” and “our” refer to Pfenex Inc. and its subsidiaries.

Overview

We are a clinical-stage biotechnology company developing complex therapeutic proteins. Using the patented Pfenex Expression Technology® platform, we have created an advanced pipeline of therapeutic equivalents, vaccines, biologics and biosimilars. Our lead product candidates are PF708, a therapeutic equivalent candidate to Forteo® (teriparatide) for the treatment of osteoporosis, and our novel anthrax vaccine candidates, Px563L and RPA563, funded through an advanced development contract with the U.S. government. In addition, we are developing hematology/oncology products in collaboration with Jazz Pharmaceuticals. Furthermore, our pipeline includes biosimilar candidates to Lucentis® and Neulasta®.

Our lead product candidates include the following:

•

PF708 – our teriparatide (Forteo) therapeutic equivalent candidate. PF708 is our therapeutic equivalent candidate to Forteo, which is marketed by Eli Lilly and Company for the treatment of osteoporosis. Forteo achieved $1.5 billion in global product sales in 2016. In November 2017, we announced the interim pharmacokinetic (PK) results from ongoing Study PF708-301, which compares the effects of PF708 and Forteo in osteoporosis patients. PF708 is being developed pursuant to the 505(b)(2) regulatory pathway in the U.S. and references Forteo®, which is marketed for the treatment of osteoporosis patients at a high risk of fracture, as the Reference Listed Drug. Study PF708-301 completed enrollment in the third quarter of 2017 with a total of 181 patients – 90 randomized to

PF708 and 91 to Forteo. The primary study endpoint is anti-drug antibody formation after 24 weeks of drug treatment. The secondary study endpoints are changes in bone mineral density and bone turnover markers after 24 weeks of drug treatment, as well as PK parameters for up to 4 hours after the first dose. The PF708 and Forteo PK profiles are comparable, and there are no statistically significant differences in key PK parameters. The study is on track for completion and top-line immunogenicity data readout in the first half of 2018. We believe that results from Study PF708-301, if positive, along with the previously-announced bioequivalence findings from Study PF708-101 in healthy subjects, should satisfy the clinical filing requirements for PF708 and we expect to submit an NDA to the FDA in the third quarter of 2018. We believe we have sufficient cash resources to fund all necessary activities leading up to and including the submission of the NDA to the FDA. We believe that the clinical program in the U.S. may be leveraged for regulatory filings in other geographies, such as the European Union, or EU.

•	Px563L and RPA563 – our two novel anthrax vaccine candidates funded by the Biomedical Advanced Research and Development Authority (BARDA). Both vaccine candidates are prepared using the identical antigen. However, while Px563L contains an adjuvant and RPA563 does not contain an adjuvant, both candidates are being evaluated in parallel. In August 2016, we announced positive immunogenicity and safety data from Day 70 analysis of the Px563L/RPA563 anthrax vaccine study. The Px563L results indicated that the vaccine was well-tolerated and afforded immunogenicity protection with fewer doses than the currently licensed product. On Day 70, 100% of Px563L subjects at the 10 mcg and 80 mcg dose levels achieved a TNA NF50 ≥ 0.56, and 87.5% at the 50 mcg dose level achieved the target threshold. An additional success criterion for assessing anthrax vaccine immunogenicity is for the lower confidence limit (LCL), or the lower bound of 95% confidence interval, of the percentage of subjects who met or exceeded the TNA NF50 threshold of 0.56, to be greater than or equal to 40%. On Day 70, all doses of Px563L exceeded this threshold, which was established by the currently licensed anthrax vaccine for the indication of post-exposure prophylaxis. In addition, we have developed an optimized production process for the large-scale manufacturing of bulk mrPA. We announced positive interim results from a Phase 1a study in healthy subjects in the second half of 2016, and the study was completed in the first half of 2017. To date, we have generated stability data on the 2016 manufactured lot for up to 9 months, demonstrating the maintenance of high purity at 5°C, the expected storage temperature, and accelerated stability data at 25°C. We have also generated long-term stability data from our toxicology lot, showing the maintenance of high purity at 5°C at 40 months. Recently, we had a meeting with the FDA, in which clear guidance was provided for the proposed clinical development and licensure plans for post-exposure prophylaxis indication. Ahead of the phase 2 study initiation, we expect to continue to demonstrate stability of the vaccine candidates and complete manufacturing of the clinical supply. We expect to initiate the phase 2 study by year-end 2018. In January 2017, BARDA exercised two options under its existing contract, allowing for the continued development of Px563L and RPA563.

In addition, we are developing hematology/oncology products with Jazz:

•	Jazz Collaboration – multiple early stage hematology product candidates with Jazz. In July 2016, we entered into a license and option agreement with Jazz, pursuant to which we and Jazz are collaboratively developing certain hematology products, and Jazz will have the exclusive right to manufacture and commercialize such products throughout the world. In addition, pursuant to the agreement, we have granted Jazz certain other rights to negotiate the exclusive right to develop, manufacture and commercialize throughout the world other hematology products that are currently or in the future may be developed by us. In the third quarter of 2017, we completed a process development milestone associated with this collaboration.

To date, none of our product candidates have completed clinical development, been submitted for regulatory review or received marketing authorization from any regulatory agency. Therefore, we have not yet received revenue from the sale of any of our product candidates. Our product candidates are enabled by our patented protein production platform, Pfēnex Expression Technology®, which we believe confers several important competitive advantages compared to traditional techniques for protein production, including the ability to produce complex proteins with higher accuracy and greater degree of protein purity, as well as speed and cost advantages. The development of proteins, such as biosimilars, requires several competencies which represent both challenges and barriers to entry. Due to their inherent complexity, proteins require the use of living organisms to efficiently produce them at a large scale. Traditional techniques for protein production employ a trial and error approach to production organism, or strain, selection and process optimization, which is inherently inefficient and typically produces suboptimal results. This historically inefficient process provides barriers to create or replicate complex proteins, adds significant time to market and results in the high cost of goods typical of biologic therapeutics. Together, these limitations pose significant hurdles for companies interested in entering the market with biosimilar and therapeutic equivalents to branded products. Our platform utilizes a proprietary high throughput robotically-enabled parallel approach, which allows the construction and testing of thousands of unique protein production variables in parallel, thereby allowing us to produce and characterize complex proteins while reducing the time and cost of development and long-term production.

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

The market opportunities for our most advanced product candidates are substantial. PF708 is our therapeutic equivalent candidate to Forteo, which achieved product sales of approximately $1.5 billion in 2016. More than half of these product sales came from the U.S. alone, followed by Japan. In 2019, Forteo is expected to lose patent protection with respect to claims of patents listed in the Orange Book related to compounds, methods of treatment, and formulations in the U.S. Px563L/RPA563 are our novel anthrax vaccine candidates. We believe the successful completion of the phase 2 study and activities under our development contract with BARDA could lead to a procurement contract for supply of Px563L or RPA563 to the Strategic National Stockpile.

Our revenue for the three months ended September 30, 2017 and 2016 was $5.0 million and $48.8 million, respectively, and was $10.9 million and $54.7 million for the nine months ended September 30, 2017 and 2016, respectively. Our historical revenue has been primarily derived from monetizing our Pfēnex Expression Technology® through collaboration agreements, service agreements, government contracts and reagent protein product sales, which provide for various types of payments, including upfront payments, funding of research and development, milestone payments, intellectual property access fees and licensing fees. Currently, various government agencies are funding costs associated with our proprietary novel vaccine programs.

As of September 30, 2017, we had an accumulated deficit of $167.2 million of which $89.8 million was attributable to recognizing the accretion in the redemption value of our convertible preferred stock. We recognized net losses of $8.9 million and $31.2 million for the three and nine months ended September 30, 2017, respectively, and net income of $34.5 million and $16.1 million for the three and nine months ended September 30, 2016, respectively. We expect to incur substantial and increasing losses for the next several years as we develop and advance our lead product candidates through clinical development, expand our research and development activities, and prepare for the potential commercial launch of our lead product candidates. As a result, our research and development expenses will increase materially as we incur further costs of development. We currently utilize third-party clinical research organizations, or CROs, to carry out our clinical development and we do not yet have an extensive sales organization. We will need substantial additional funding to support our operating activities, especially as we approach anticipated regulatory approval in the United States, Europe and other territories, and begin to establish our commercialization capabilities. Adequate funding may not be available to us on commercially reasonable terms, or at all. Since our inception, we have funded our operations primarily through the sale and issuance of common stock in our public offerings, revenue from our collaboration agreements, government contracts, service agreements, and reagent protein product sales, our prior credit facility and the private placement of equity securities. We have devoted substantially all of our capital resources to the research and development of our product candidates and working capital requirements.

Critical Accounting Policies, Significant Judgments and Use of Estimates

Our management’s discussion and analysis of financial condition and results of operations is based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States, or GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported revenue and expenses during the reporting periods. These items are monitored and analyzed by us for changes in facts and circumstances, and material changes in these estimates could occur in the future. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Changes in estimates are reflected in reported results for the period in which they become known. Actual results may differ materially from these estimates under different assumptions or conditions. The accompanying unaudited consolidated financial statements and related financial information should be read in conjunction with the audited financial statements and related footnotes included in our Annual Report on Form 10-K for the year ended December 31, 2016. Except as otherwise disclosed, there have been no material changes in our critical accounting policies and estimates in the preparation of our financial statements during the three and nine months ended September 30, 2017 compared to those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016, as filed with the SEC on March 15, 2017.

Recent Developments

Strategic Review of Pipeline

In November 2017, we completed our strategic review of PF582 and PF529, our biosimilar product candidates to Lucentis® and Neulasta®, respectively. The strategic review considered the timeline for development and cost of both programs. As a result of our strategic review, we decided to pause development activities on PF582 and PF529 and focus development efforts elsewhere within the product portfolio while we continue to engage potential strategic partners to monetize PF582 and PF529. Further development of PF582 and PF529 will require significant resources from us or another collaboration partner.

Results of Operations

Comparison of the three and nine months ended September 30, 2017 and 2016

The following table summarizes our net loss during the periods indicated:

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands, except percentages)	2017	2016	Change	2017	2016	Change
Revenue	$5,024	$48,824	(90)%	$10,871	$54,723	(80)%
Cost of revenue	1,766	1,285	37%	3,481	4,001	(13)%

Gross profit	3,258	47,539	(93)%	7,390	50,722	(85)%

Operating expense
Selling, general and administrative	3,999	4,405	(9)%	13,973	12,935	8%
Research and development	8,112	8,690	(7)%	24,708	21,763	14%

Total operating expense	12,111	13,095	(8)%	38,681	34,698	11%

Loss from operations	(8,853)	34,444	(126)%	(31,291)	16,024	(295)%
Other income, net	35	52	(33)%	117	98	19%

Net loss before income taxes	(8,818)	34,496	(126)%	(31,174)	16,122	(293)%
Income tax expense	—	—	0%	—	(1)	(100)%

Net loss	$(8,818)	$34,496	(126)%	$(31,174)	$16,121	(293)%

Revenue

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands, except percentages)	2017	2016	Change	2017	2016	Change
Revenue	$5,024	$48,824	(90)%	$10,871	$54,723	(80)%

Revenue is primarily related to the monetization of our protein production platform through collaboration agreements, service agreements, license agreements, government contracts and sales of reagent protein products, which may provide for various types of payments, including upfront payments, funding of research and development, milestone payments, intellectual property access fees and licensing fees.

Revenue decreased by $43.8 million, or 90%, to $5.0 million in the three month period ended September 30, 2017 compared to $48.8 million in same period in 2016. The decrease in revenue was primarily due to the termination of our development and license agreement with Pfizer in the third quarter of 2016, which accelerated recognition of $45.8 million of revenue that had been previously deferred. The decrease was partially offset by a $2.0 million increase in revenue comprised of revenue recognized in connection with meeting a process development milestone under our collaboration agreement with Jazz and increased government contract revenue for our Px563L/RPA563 product candidates, as greater activity occurred from two options exercised in January 2017 under our existing contract with the U.S. government allowing for continued development.

Revenue decreased by $43.9 million, or 80%, to $10.9 million in the nine month period ended September 30, 2017, compared to $54.7 million in the same period in 2016. The decrease in revenue was primarily due to the termination of our development and license agreement with Pfizer in the third quarter of 2016, which accelerated recognition of $45.8 million of revenue that had been previously deferred. The decrease in revenue for the nine month ended September 30, 2017 was partially offset by increased license revenue from the Jazz agreement signed in 2016.

Given the nature of the development process, revenue will fluctuate depending on stage of development.

Cost of Revenue

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands, except percentages)	2017	2016	Change	2017	2016	Change
Cost of revenue	$1,766	$1,285	37%	$3,481	$4,001	(13)%

Cost of revenue is primarily comprised of costs related to our Px563L/RPA563 novel anthrax vaccine candidates funded by our government contract with BARDA. Contract base period activities occurred principally in 2016. BARDA exercised two options in January 2017, allowing for continued development; work related to the contract was the primary driver of increased activity in 2017.

Cost of revenue increased by approximately $0.5 million, or 37%, to $1.8 million in the three month period ended September 30, 2017 compared to $1.3 million in same period in 2016. The increase in cost of revenue was mainly due to greater activity under the BARDA contract related to the two options exercised in January 2017.

Cost of revenue decreased by approximately $0.5 million, or 13%, to $3.5 million in the nine month period ended September 30, 2017, compared to $4.0 million in the same period in 2016. The decrease in cost of revenue for the period presented was primarily a decrease in costs under the BARDA contract year over year related to (i) lower-cost planning and start-up activities for the two options exercised in January 2017; and (ii) conducting stability studies and clinical trials in the first half of 2016.

Given the nature of the development process, these costs will fluctuate depending on stage of development.

Selling, General and Administrative

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands, except percentages)	2017	2016	Change	2017	2016	Change
Selling, general and administrative	$3,999	$4,405	(9)%	$13,973	$12,935	8%

Selling, general and administrative expenses decreased by $0.4 million, or 9%, to $4.0 million in the three month period ended September 30, 2017 compared to $4.4 million in the same period in 2016. The decrease was primarily due to a decrease in marketing and branding expenses.

Selling, general and administrative expenses increased by $1.0 million, or 8%, to $14.0 million in the nine month period ended September 30, 2017, compared to $12.9 million in the same period in 2016. The increase in selling, general and administrative expenses was primarily due to costs incurred in connection with the separation of a former officer.

We expect selling, general and administrative expenses to remain relatively flat in the near future.

Research and Development

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands, except percentages)	2017	2016	Change	2017	2016	Change
Research and development	$8,112	$8,690	(7)%	$24,708	$21,763	14%

Research and development expenses decreased by approximately $0.6 million, or 7%, to $8.1 million in the three month period ended September 30, 2017 compared to $8.7 million in same period in 2016. This decrease in research and development expenses was primarily due to the stage of development of our pipeline programs. Expenses decreased for materials and subcontractors for PF529 and PF530, which were partially offset due to clinical trial expenses for PF708.

Research and development expenses increased by approximately $2.9 million, or 14%, to $24.7 million in the nine month period ended September 30, 2017, compared to $21.8 million in same period in 2016. The increase was primarily due to the hiring of additional personnel dedicated to our research and development efforts and increased development activity of our product candidates, including PF708 clinical trial activities and the manufacturing of the clinical supply for PF582.

Future research and development expenditures will focus on PF708, as we expect to submit an NDA to the FDA in the third quarter of 2018. Research and development expenses may increase for the foreseeable future as we advance our lead product candidates and pipeline product candidates. The timing and amount of expenses incurred for our product candidates will depend largely upon the outcomes of current or future clinical studies for our product candidates, as well as the related regulatory requirements, manufacturing costs and any costs associated with the advancement of our preclinical programs.

Liquidity and Capital Resources

To date, we have funded our operations primarily through the sale and issuance of common stock in our public offerings, revenue from our collaboration agreements, government contracts, service agreements, and reagent protein product sales, our prior credit facility and the private placement of equity securities. At September 30, 2017, we had $48.4 million in cash and cash equivalents and $0.2 million in restricted cash as bank collateral for our commercial card program compared to $81.5 million in cash and cash equivalents as of December 31, 2016. We believe we have sufficient cash resources to fund all necessary activities leading up to and including the submission of an NDA for PF708 to the FDA.

In July 2016, we entered into an agreement with Jazz to develop certain hematology products. Under the terms of this collaboration, we received upfront and option payments totaling $15 million in July 2016, and may be eligible to receive additional payments of up to $166 million based on the achievement of certain development, regulatory, and sales-related milestones, including up to $41 million for certain non-sales-related milestones. In the third quarter of 2017, we completed a process development milestone associated with our collaboration with Jazz. We may also be eligible to receive tiered royalties on worldwide sales of any products resulting from the collaboration.

We believe that our existing cash and cash equivalents and our cash inflow from operations will be sufficient to meet our anticipated cash needs for at least the next 12 months. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. Further, our operating plan may change, and we may need additional funds to meet operational needs and capital requirements for product development and commercialization sooner than planned. We currently have no credit facility or committed sources of capital although we may receive milestone and other contingent payments under our current license and collaboration agreements. Our future capital requirements will depend on many factors, including:

•	the timing and extent of spending on our research and development efforts, including with respect to PF708 and our other product candidates;

•	our ability to enter into and maintain collaboration, licensing, commercialization and other arrangements and the terms and timing of such arrangements;

•	the cost of manufacturing and commercialization activities, if any;

•	the receipt of any collaboration or milestone payments;

•	the scope, rate of progress, results and cost of our clinical trials, preclinical testing and other related activities;

•	the emergence of competing technologies or other adverse market developments;

•	the time and costs involved in seeking and obtaining regulatory and marketing approvals in multiple jurisdictions for our product candidates that successfully complete clinical trials;

•	the cost of preparing, filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights;

•	the introduction of new product candidates and the number and characteristics of product candidates that we pursue;

•	the timing, receipt and amount of sales, profit sharing or royalties, if any, from our potential products;

•	the degree and rate of market acceptance of any products launched by us or our collaboration partner;

•	the expansion of our sales and marketing activities; and

•	the potential acquisition and in-licensing of other technologies, products or assets.

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

Cash Flows

The following table sets forth the primary sources and uses of cash and cash equivalents for each of the periods presented below.

	Nine Months Ended September 30,
(in thousands)	2017	2016
Net cash (used in) provided by:
Operating activities	$(31,156)	$(10,508)
Investing activities	(1,909)	(2,417)
Financing activities	(63)	401

Net decrease in cash and cash equivalents	$(33,128)	$(12,524)

Net cash used in operating activities

Net cash used in operating activities was $31.2 million for the nine months ended September 30, 2017 compared to net cash used in operating activities of $10.5 million for the nine month period ended September 30, 2016. Net cash used in operating activities for the nine months ended September 30, 2017 and 2016 was primarily attributable to our research and development activities associated with PF708 and our other product candidates. Net cash used in operating activities for the nine months ended September 30, 2016 was partially offset by $15 million of upfront and option payments pursuant to our license and option agreement with Jazz.

Net cash used in investing activities

Net cash used in investing activities was $1.9 million for the nine months ended September 30, 2017, compared to $2.4 million for the nine month period ended September 30, 2016. We used $2.0 million and $2.4 million to purchase property and equipment in the nine month periods ended September 30, 2017 and 2016, respectively.

Net cash (used in) provided by financing activities

Net cash used in financing activities was $0.1 million for the nine months ended September 30, 2017 compared to net cash provided of $0.4 million for the nine month period ended September 30, 2016. Net cash used in financing activities for the nine months ended September 30, 2017 resulted from the funding of $0.2 million in bank collateral for our commercial card program, offset by proceeds from the cash provided by the issuance of common stock in connection with our Employee Stock Purchase Plan, or ESPP, and exercises of stock options of $0.2 million. Net cash provided by financing activities for the nine months ended September 30, 2016 resulted primarily from the issuance of common stock in connection with our ESPP and exercises of stock options and a refund of the residual restricted cash resulting from the $3.8 million repayment of the Amended Credit Facility upon termination in February 2016.

Off-Balance Sheet Arrangements

We have not engaged in any off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K, other than a JVA with Strides Arcolab, and the indemnification agreements described below.

In March 2013, we and Strides Arcolab entered into the JVA to provide a vehicle for the advancement of certain biosimilars. There has been no activity under the JVA to date. In August of 2017, we and Strides Arcolab entered into a termination agreement pursuant to which the JVA was terminated.

In the normal course of business, we enter into contracts and agreements that contain a variety of representations and warranties and provide for general indemnifications. Our exposure under these agreements is unknown because it involves claims that may be made against us in the future, but have not yet been made. As of September 30, 2017, we have not paid any claims or been required to defend any action related to our indemnification obligations. However, we may record charges in the future as a result of these indemnification obligations.

Contractual Obligations and Commitments

In June 2017, we signed master lease agreements for the purchase of specialized equipment totaling approximately $0.8 million. The leases each have a term of 36 months and commenced during the quarter ending September 30, 2017. Other than disclosed above, there have been no other material changes during the nine months ended September 30, 2017 to our contractual obligations disclosed in our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2016.

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

We are exposed to market risk in the ordinary course of our business. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of fluctuations in interest rates and foreign currency exchange rates. As of September 30, 2017, we did not hold or issue financial instruments for trading purposes.

Interest rate fluctuation risk

The primary objective of our investment activities is to preserve our capital to fund our operations. We also seek to maximize income from our cash and cash equivalents without assuming significant risk. To achieve our objectives, we invest our cash and cash equivalents in money market funds, treasury obligations, short term certificates of deposit and high-grade corporate securities, directly or through managed funds, with maturities of six months or less. As of September 30, 2017, we had cash and cash equivalents of $48.4 million consisting of cash of $11.4 million and investments of $37.0 million in highly liquid U.S. money market funds. A portion of our investments may be subject to interest rate risk and could fall in value if market interest rates increase. However, because our investments are primarily short-term in duration, we believe that our exposure to interest rate risk is not significant and a 100 basis point movement in market interest rates would not have a material impact on the total value of our portfolio. We actively monitor changes in interest rates.

Foreign currency exchange risk

We contract with clinical research organizations, or CROs, investigational sites and suppliers in foreign countries. We are therefore subject to fluctuations in foreign currency rates in connection with these agreements. We have not entered into any material foreign currency hedging contracts although we may do so in the future. To date we have not incurred any material effects from foreign currency changes on these contracts. The effect of a 10% adverse change in exchange rates on foreign currency denominated cash and payables as of September 30, 2017 would not have been material. However, fluctuations in currency exchange rates could harm our business in the future.

Inflation risk

Inflation may affect us by increasing our cost of labor and clinical trial costs. We do not believe that inflation has had a material effect on our business, financial condition or results of operations for any period presented herein.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s, or SEC’s, rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2017.

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

We completed the documentation and testing of the corrective actions described above in the first half of 2017. As of June 30, 2017, we concluded that the remediation activities implemented are sufficient to conclude that the previously disclosed material weakness has been remediated as of June 30, 2017. However, completion of remediation does not provide assurance that our remediated controls will continue to operate properly or that our financial statements will be free from error. There may be undetected material weaknesses in our internal control over financial reporting, as a result of which we may not detect financial statement errors on a timely basis. We continue to develop our internal controls, processes and reporting systems in an effort to maintain the effectiveness of our internal control over financial reporting, and we expect to incur ongoing costs in this effort. However, we may not be successful in developing and maintaining adequate internal controls, which may undermine our ability to provide accurate, timely and reliable reports on our financial and operating results.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

With the exception of two years, we have incurred annual net operating losses since inception, and to date have generated only limited revenue from government contracts, service agreements, collaboration agreements, and reagent protein product sales. We have recognized net losses of $31.2 million and $28.2 million for the nine months ended September 30, 2017 and the year ended December 31, 2015, respectively, and net income of $16.1 million and $5.5 million for the nine months ended September 30, 2016 and the year ending December 31, 2016, respectively. As of September 30, 2017, we had an accumulated deficit of $167.2 million and net working capital of $36.7 million. To date, we have funded our operations primarily through the sale and issuance of common stock in our public offerings, revenue from our collaboration agreements, government contracts, service agreements, and reagent protein product sales, our prior credit facility and the private placement of equity securities. As of September 30, 2017, we had capital resources consisting of cash and cash equivalents of $48.4 million. As we continue to develop and invest more resources into the development and commercialization of our product candidates, our net operating losses will increase over the next several years. To become profitable, we must successfully develop and obtain regulatory approval for our product candidates, and effectively manufacture and commercialize the product candidates we develop. If we obtain regulatory approval to market a product candidate, our future revenue will depend upon the size of any markets in which our product candidates may receive approval, and our and our collaboration partner’s ability to achieve sufficient market acceptance, pricing, reimbursement from third-party payors, and adequate market share for our product candidates in those markets. We may never succeed in these activities and therefore may never generate revenue that is significant or large enough to achieve profitability. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to become and remain profitable could depress the market price of our common stock and could impair our ability to raise capital, expand our business, diversify our product offerings or continue our operations.

We will require substantial additional funds to seek and obtain regulatory approval for and commercialize our two most advanced product candidates and our other product candidates and, if additional capital is not available, we may need to limit, scale back or cease our operations.

Since our inception, a significant portion of our resources have been dedicated to the preclinical and clinical development of our product candidates, including PF708, Px563L/RPA563, PF582, and PF529. We believe that we will continue to expend substantial resources for the foreseeable future for the preclinical and clinical development of our current product pipeline, and the development of any other indications and product candidates we may choose to pursue, either alone or with a strategic collaboration partner. These expenditures will include costs associated with research and development, conducting preclinical studies and clinical studies, and manufacturing and supply as well as marketing and selling any products that receive marketing authorization. In addition, other unanticipated costs may arise. Because the outcome of any clinical trial is highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of PF708, Px563L/RPA563, and our pipeline of other product candidates and preclinical products under development. Following our strategic review in November 2017, we decided to pause our development activities for PF582 and PF529, and focus our efforts and resources elsewhere in the product portfolio until strategic partnerships for these candidates are forged. In the future, we may be required to devote additional resources to the development of PF582 or PF529, or obtain a new collaboration partner on short notice, and the terms of any additional collaboration or other arrangements that we establish may not be favorable to us. We may also need to obtain substantial additional sources of funding to develop PF708 and Px563L/RPA563 as currently contemplated. If such additional funding is not available on favorable terms or at all, we may need to delay or reduce the scope of our PF708 and Px563L/RPA563 development programs, or grant rights in the United States, as well as outside the United States, to our product candidates to one or more partners.

We believe that our available cash and cash equivalents, including the proceeds from any revenue from our government contracts, service agreements, collaboration agreement, and reagent protein product sales will allow us to fund our operations for at least the next 12 months, including costs associated with the anticipated submission of the PF708 NDA to the FDA. However, changing circumstances and risks and uncertainties associated with our product development efforts may cause us to consume capital significantly faster than we currently anticipate, and we may need to spend more money than currently expected. Our future capital requirements may vary depending on the following:

•	the timing and extent of spending on our research and development efforts, including with respect to PF708 and our other product candidates;

•	our ability to enter into and maintain collaboration, licensing, commercialization and other arrangements and the terms and timing of such arrangements;

•	the cost of manufacturing and commercialization activities, if any;

•	the receipt of any collaboration or milestone payments;

•	the scope, rate of progress, results and cost of our clinical trials, preclinical testing and other related activities;

•	the emergence of competing technologies or other adverse market developments;

•	the time and costs involved in seeking and obtaining regulatory and marketing approvals in multiple jurisdictions for our product candidates that successfully complete clinical trials;

•	the cost of preparing, filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights;

•	the introduction of new product candidates and the number and characteristics of product candidates that we pursue;

•	the timing, receipt and amount of sales, profit sharing or royalties, if any, from our potential products;

•	if approved, the degree and rate of market acceptance of any products launched by us or our collaboration partner;

•	the expansion of our sales and marketing activities; and

•	the potential acquisition and in-licensing of other technologies, products or assets.

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

Any further development of PF582 and PF529 will require significant resources from us or another collaboration partner, and in the event that we do not find a collaboration partner, the development of PF582 and PF529 could be significantly delayed or result in the discontinuation of the development of PF582 and PF529.

In November 2017, we completed our strategic review of PF582 and PF529, our biosimilar product candidates to Lucentis® and Neulasta®, respectively. The strategic review considered the timeline for development and cost of both programs. As a result of our strategic review, we decided to pause development activities on PF582 and PF529 and focus development efforts elsewhere within the product portfolio while we continue to engage potential strategic partners to monetize PF582 and PF529. Further development of

PF582 and PF529 will require significant resources from us or another collaboration partner. We or a new collaboration partner will be responsible for funding any new PF582 and PF529 development and clinical trial activities going forward. Any such further development will require significant resources to develop and commercialize PF582 and PF529, and such further development may not be possible in the near term without a new collaboration partner. There are no assurances that we will have access to additional capital or find a new collaboration partner or that the terms and timing of any such arrangements would be acceptable to us. As a result, we could experience a significant delay in the PF582 and PF529 development processes. If we determine instead to discontinue the development of PF582 or PF529, we will not receive any future return on our investment from that product candidate.

Our quarterly operating results may fluctuate significantly.

Our operating results are subject to quarterly fluctuations. Our operating results are affected by numerous factors, including:

•	variations in the level of expenses related to our PF708, Px563L/RPA563 and other development programs;

•	addition or termination of clinical trials;

•	any intellectual property infringement lawsuit in which we may become involved;

•	regulatory developments affecting any of our products; and

•	our execution of any service, collaborative, licensing or similar arrangements, and the timing of payments we may make or receive under these arrangements.

If our quarterly operating results fall below the expectations of investors or securities analysts, the market price of our common stock could decline substantially. Furthermore, any quarterly fluctuations in our operating results may, in turn, cause the market price of our stock to fluctuate substantially.

Risks Relating to our Business and our Industry

Our business operations are dependent upon our new senior management team and the ability of our other new employees to execute on our business strategy. If we fail to attract, integrate, and keep senior management and key scientific personnel, we may be unable to successfully develop PF708, Px563L/RPA563 or any other product candidates, conduct our clinical trials and commercialize PF708, Px563L/RPA563 or any other product candidates we develop.

Our success depends in part on our continued ability to attract, integrate, retain, and motivate highly qualified management, clinical and scientific personnel, including our ability to develop an effective working relationship among senior management. Our senior management has substantially changed over the last year, including, for example, the recent departures of our former chief executive officer, Bertrand Liang, former chief financial officer, Paul Wagner, and former chief manufacturing officer, Steven Sandoval. We have a new president and chief executive officer, Eef Schimmelpennink, who started in August 2017 and we are currently undertaking a search for a new chief financial officer.

As new employees gain experience in their roles, we could experience inefficiencies or a lack of business continuity due to loss of historical knowledge and a lack of familiarity of new employees with business processes, operating requirements, policies and procedures, and we may experience additional costs as new employees gain necessary experience. It is important to our success that these key employees quickly adapt to and excel in their new roles. If they are unable to do so, our business and financial results could be materially adversely affected. In addition, the loss of the services of any member of our senior management or our scientific or technical support staff might significantly delay or prevent the development of our products or achievement of other business objectives by diverting management’s attention to transition matters and identification of suitable replacements, if any, and could have a material adverse effect on our business.

We believe that our future success is highly dependent upon the contributions of our senior management, particularly our Chief Executive Officer, Chief Business Officer, and Chief Medical and Scientific Officer, as well as our senior scientists and other members of our senior management team. Employment agreements with our Chief Executive Officer, Chief Business Officer, and Chief Medical and Scientific Officer, as well as our offer letters with our senior scientists, all provide for “at-will” employment. The loss of services of any of these individuals could delay or prevent the successful development of our product pipeline, completion of our planned clinical trials or the commercialization of PF708, Px563L/RPA563, or any other products we develop.

Competition for qualified personnel in the biotechnology and pharmaceuticals industry is intense due to the limited number of individuals who possess the skills and experience required. To help attract, retain, and motivate qualified employees, we use share-based incentive awards such as employee stock options. Other companies may provide more generous compensation and benefits, more diverse opportunities and better chances for career advancement than we do. Some of these advantages may be more appealing to high-quality candidates and employees than those we have to offer. In addition, the decline in our stock price has created additional challenges related to our ability to compete effectively with respect to equity compensation. We may need to hire additional personnel as we expand our clinical development and commercial activities. We may not be able to attract and retain quality personnel on acceptable terms, or at all, which may cause our business and operating results to suffer.

If an improved version of a reference product, such as Forteo, is developed, or if the market for a reference product significantly declines, sales or potential sales of our biosimilar and therapeutic equivalent product candidates may suffer.

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

Additionally, competition in the pharmaceutical market is intense. Reference products face competition on numerous fronts as technological advances are made that may offer patients a more convenient form of administration or increased efficacy, or as new products are introduced. As new products are approved that compete with the reference product to our biosimilar or therapeutic equivalent product candidates, such as Forteo, sales of the reference products may be significantly and adversely impacted and may render the reference product obsolete. If the market for the reference product is impacted, we in turn may lose significant market share or market potential for our products and product candidates. As a result, the value of our product pipeline could be negatively impacted and our business, prospects and financial condition could suffer.

Our product candidates, if approved, will face significant competition from the reference products and from other biosimilars and therapeutic equivalent products of the reference products, and from other products. Our failure to effectively compete may prevent us from achieving significant market penetration and expansion.

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

In addition, our biosimilar, therapeutic equivalent and vaccine products may face competition from companies that develop and commercialize biosimilars, therapeutic equivalent products and vaccines that compete directly with our products. See “Risks Related to Government Regulation — If other therapeutic equivalent products to Forteo are approved and successfully commercialized before PF708, our business would suffer.”

Use of our product candidates could be associated with side effects or adverse events.

Use of our product candidates could be associated with side effects or adverse events which can vary in severity (from minor reactions to death) and frequency (infrequent or prevalent). Side effects or adverse events associated with the use of our product candidates may be observed at any time, including in clinical trials or when a product is commercialized, and any such side effects or adverse events may negatively affect our and our collaboration partner’s ability to obtain and maintain regulatory approval or market our product candidates. Side effects such as toxicity or other safety issues associated with the use of our product candidates could require us or our collaboration partner to perform additional studies or halt development or sale of these product candidates or expose us to product liability lawsuits which would harm our business. We may be required by regulatory agencies to conduct additional animal or human studies regarding the safety and efficacy of our product candidates which we have not planned or anticipated. We may also be required to change our product labeling, including increasing the prominence and content of warnings and contraindications for our products. There can be no assurance that we will resolve any issues related to any product-related adverse events to the satisfaction of the FDA or any regulatory agency in a timely manner or ever, which could harm our business, prospects and financial condition.

In addition, if we and any future collaboration partner are successful in commercializing PF708, Px563L/RPA563 or any other product candidates, the FDA, European Medicines Agency, or EMA, European Economic Area Competent Authorities, or EEA Competent Authorities, and other foreign regulatory agency regulations require that we timely report certain information about adverse medical events if those products may have caused or contributed to those adverse events. The timing of our obligation to report would be triggered by the date we become aware of the adverse event as well as the nature of the event. We or our collaboration partner may fail to report adverse events we become aware of within the prescribed timeframe. We or our collaboration partner may also fail to appreciate that we or our collaboration partner have become aware of a reportable adverse event, especially if it is not reported to us as an adverse event or if it is an adverse event that is unexpected or removed in time from the use of our products. If we or our collaboration partner fail to comply with our reporting obligations, the FDA, the EMA, EEA Competent Authorities, or other foreign regulatory agencies could take action including criminal prosecution, the imposition of civil monetary penalties, seizure of our products, or delay in approval or clearance of our products.

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

In addition, in August of 2017, we and Strides Arcolab entered into a termination agreement pursuant to which our joint venture was terminated. While there was no activity under the joint venture with Strides Arcolab to date, following the termination we solely own the product candidates that were previously subject to the joint venture with Strides Arcolab.

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

We may fail to select or capitalize on the most scientifically, clinically or commercially promising or profitable product candidates.

We continue to evaluate our business strategy and, as a result, may modify our strategy in the future. In this regard, we may, from time to time, focus our product development efforts on different product candidates or may delay, suspend or terminate the future development of a product candidate at any time for strategic, business, financial or other reasons. For example, we decided to pause development activities on PF582 and PF529 and focus development efforts elsewhere within the product portfolio while we continue to engage potential strategic partners to monetize PF582 and PF529. As a result of changes in our strategy, we have and may in the future change or refocus our existing product development, commercialization and manufacturing activities. This could require changes in our facilities and our personnel. Any product development changes that we implement may not be successful. In particular, we may fail to select or capitalize on the most scientifically, clinically or commercially promising or profitable product candidates. Our decisions to allocate our research and development, management and financial resources toward particular product candidates may not lead to the development of viable commercial products and may divert resources from better opportunities. Similarly, our decisions to delay or terminate product development programs may also prove to be incorrect and could cause us to miss valuable opportunities.

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

We may have difficulty expanding our operations successfully.

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

As of September 30, 2017, we had 71 full-time employees. Our management and personnel, systems and facilities currently in place may not be adequate to support this future growth. Therefore, we will need to continue to expand our managerial, operational, finance and other resources to manage our operations and clinical trials, continue our development activities and commercialize our product candidates, if approved. In order to effectively execute our growth strategy, we will be required to:

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

Development of our anthrax vaccines, RPA563 and Px563L, is funded by BARDA and development of our Px563L-SDI anthrax vaccine and our malaria vaccine, Px533, is funded by NIAID. The funding for government programs is subject to Congressional appropriations, often made on a fiscal year basis, even for programs designed to continue for several years. These appropriations can be subject to political considerations and stringent budgetary constraints. Additionally, our government-funded development contracts give the U.S. government the right, exercisable in its sole discretion, to extend this contract for successive options following a base period of performance. The value of the services to be performed during these options may constitute the majority of the total value of the underlying contract. If levels of government expenditures and authorizations for biodefense decrease or shift to programs in areas where we do not offer products or are not developing product candidates, or if the U.S. government otherwise declines to exercise its options under its contracts with us, our business, revenue and operating results would suffer.

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

If product liability lawsuits are brought against us, we may incur substantial liabilities and may be required to limit commercialization of products we develop.

We face a risk of product liability as a result of the clinical testing of our product candidates and will face an even greater risk if we commercialize any products. For example, we may incur liability if any product we develop allegedly causes injury or is found to be otherwise unsuitable during product testing, manufacturing, marketing or sale. Any such product liability claims may include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product, negligence, strict liability and a breach of warranties. Claims could also be asserted under state consumer protection acts. If we cannot successfully defend ourselves against product liability claims, we may incur substantial liabilities or be required to limit commercialization of our products. Regardless of the merits or eventual outcome, liability claims may result in:

•	decreased demand for PF708, Px563L/RPA563 or any other product candidates or products we develop;

•	injury to our reputation and significant negative media attention;

•	withdrawal of clinical trial participants or cancellation of clinical trials;

•	costs to defend the related litigation;

•	a diversion of management’s time and our resources;

•	substantial monetary awards to trial participants or patients;

•	regulatory investigations, product recalls, withdrawals or labeling, marketing or promotional restrictions;

•	loss of revenue; and

•	the inability to commercialize any products we develop.

Our inability to obtain and maintain sufficient product liability insurance at an acceptable cost and scope of coverage to protect against potential product liability claims could impact the commercialization of PF708, Px563L/RPA563 and any other products we develop. We currently carry product liability insurance covering our clinical trials in the amount of $10.0 million in the aggregate. Although we maintain such insurance, any claim that may be brought against us could result in a court judgment or settlement that is in excess of the limits of our insurance coverage. Our insurance policies also have various exclusions and deductibles, and we may be subject to a product liability claim for which we have no coverage. We will have to pay any amounts awarded by a court or negotiated in a settlement that exceed our coverage limitations or that are not covered by our insurance, and we may not have, or be able to obtain, sufficient capital to pay such amounts. Moreover, in the future, we may not be able to maintain insurance coverage at a reasonable cost or in sufficient amounts to protect us against losses. If and when we obtain approval for marketing PF708, Px563L/RPA563 or any other product candidates, we intend to expand our insurance coverage to include the sale of such products; however, we may be unable to obtain this liability insurance on commercially reasonable terms.

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

We do not currently have the infrastructure or capability internally to manufacture supplies of our product candidates for use in clinical studies, and we lack the resources and the capability to manufacture any of our product candidates on a clinical or commercial scale. We rely on third-party manufacturers, including with respect to PF708, to manufacture our product candidates for preclinical and clinical studies. Successfully transferring complicated manufacturing techniques to manufacturing organizations and scaling up these techniques for commercial quantities will be time consuming and we may not be able to achieve such transfer. Moreover, the market for contract manufacturing services for protein therapeutics is highly cyclical, with periods of relatively abundant capacity alternating with periods in which there is little available capacity. If our need for contract manufacturing services increases during a period of industry-wide production capacity shortage, we may not be able to produce our product candidates on a timely basis or on commercially viable terms. Although we generally do not begin a clinical study unless we believe we have a sufficient supply of a product candidate to complete such study, any significant delay or discontinuation in the supply of a product candidate for an ongoing clinical study due to the need to replace a third-party manufacturer could considerably delay completion of our clinical studies, product testing, and potential regulatory approval of our product candidates, which could harm our business and results of operations.

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

Because we have limited or no capabilities for late-stage product development, manufacturing, sales, marketing and distribution, we may need to enter into alliances with other companies to develop our product candidates. For example, we have entered into an agreement with Jazz Pharmaceuticals Ireland Limited, or Jazz, pursuant to which we will transfer the development, manufacturing and commercialization of some of our products.

In February 2015, we entered into a development and license agreement with Pfizer to develop and commercialize PF582. In August 2016, we entered into a termination agreement with Pfizer pursuant to which the development and license agreement was terminated and all rights to PF582 have been returned to us. The termination accelerated recognition of $45.8 million of revenue that had been previously deferred and we will not recognize any additional future revenue under the Pfizer development and license agreement. Following our strategic review in November 2017, we decided to pause our development activities for PF582 and focus our efforts and resources elsewhere in our product portfolio. While we are seeking a new collaboration partner for the development and commercialization of PF582, there are no assurances that we will find a new collaboration partner or that the terms and timing of any such arrangements would be acceptable to us.

In addition, in August of 2017, we and Strides Arcolab entered into a termination agreement pursuant to which our joint venture was terminated. While there was no activity under the joint venture with Strides Arcolab to date, following the termination we solely own the product candidates that were previously subject to the joint venture with Strides Arcolab.

In July 2016, we entered into a license and option agreement with Jazz, pursuant to which we and Jazz are collaboratively developing certain hematology products, and Jazz has the exclusive right to manufacture and commercialize such products throughout the world. In addition, pursuant to the agreement, we granted Jazz certain other rights to negotiate the exclusive right to develop, manufacture and commercialize throughout the world other hematology products that are currently or in the future may be developed by us. In consideration for the exclusive licenses and other rights contained in the agreement, we received upfront and option payments totaling $15 million in July 2016, and may be eligible to receive additional payments of up to $166 million based on the achievement of certain development, regulatory, and sales-related milestones, including up to $41 million for certain non-sales-related milestones. We may also be eligible to receive tiered royalties on worldwide sales of any products resulting from the collaboration.

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

The research, development, testing, manufacturing, labeling, packaging, approval, promotion, advertising, storage, marketing, distribution, post-approval monitoring and reporting, and export and import of drug and biologic products are subject to extensive regulation by the FDA and other regulatory authorities in the United States, by the EMA and EEA Competent Authorities in the EEA, and by other regulatory authorities in other countries, which regulations differ from country to country. Neither we nor any collaboration partner is permitted to market PF708, Px563L/RPA563 or any other product candidates in the United States until approval from the FDA is received, or in the EEA until we receive EU Commission or EEA Competent Authority approvals, as applicable. The time required to obtain approval from regulatory authorities is unpredictable, typically takes many years following the commencement of clinical trials, and depends upon numerous factors, including the substantial discretion of such regulatory authorities. In addition, approval policies, regulations, or the type and amount of clinical data necessary to gain approval may change during the course of a product candidate’s clinical development and may vary among jurisdictions, which may cause delays in the approval or the decision not to approve an application. We and our collaboration partner have not submitted any market application to regulatory authorities or obtained regulatory approval for any product candidate and it is possible that none of our existing product candidates or any product candidates we may seek to develop in the future will ever obtain regulatory approval.

Applications for our product candidates could fail to receive regulatory approval for many reasons, including but not limited to the following:

•	the data collected from clinical studies of our product candidates may not be sufficient to support the submission of a BLA; a new drug application, or NDA, under the 505(b)(2) section of the Food, Drug, and Cosmetic Act; a biosimilar product application under the 351(k) pathway of the Public Health Service Act, or PHSA, a biosimilar marketing authorization under Article 6 of Regulation (EC) No. 726/2004 and/or Article 10(4) of Directive 2001/83/EC in the EEA, or other submission or to obtain regulatory approval in the United States, the EEA, or elsewhere;

•	regulatory authorities may disagree with the design or implementation of our clinical trials and may, at any time, determine that the regulatory pathway that we have committed to for PF708, Px563L/RPA563 or any other product candidate is inappropriate;

•	the population studied in the clinical program may not be sufficiently broad or representative to assure efficacy and safety in the full population for which we seek approval;

•	regulatory authorities may disagree with our interpretation of data from preclinical studies or clinical trials;

•	we may be unable to demonstrate to the satisfaction of regulatory authorities that a product candidate’s risk-benefit ratio for its proposed indication is acceptable;

•	regulatory authorities may fail to approve the manufacturing processes, test procedures and specifications, or facilities of third-party manufacturers with whom we contract for clinical and commercial supplies; and

•	the approval policies or regulations of regulatory authorities may significantly change in a manner that renders our clinical data insufficient for approval.

This lengthy approval process as well as the unpredictability of future clinical trial results may result in our failing to seek or obtain regulatory approval to market PF708, Px563L/RPA563 or any other product candidates, which would significantly harm our business, results of operations and prospects. Moreover, any delays in the commencement or completion of clinical testing could significantly impact our product development costs and could result in the need for additional financing.

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

If we fail to obtain approval for our most advanced product candidates or if our most advanced product candidates are not commercially successful, we may have to curtail our product development programs and our business would be materially harmed.

We have invested a significant portion of our time, financial resources and efforts in the development of our most advanced product candidates, including PF708 and Px563L/RPA563. The clinical and commercial success of our product candidates will depend on a number of factors, including the following:

•	timely and successful completion of all necessary clinical trials and our Study PF708-301 in subjects with osteoporosis, which may be significantly slower or cost more than we currently anticipate and will depend substantially upon the accurate and satisfactory performance of third-party contractors;

•	our ability to find suitable collaboration partners to develop our product candidates or our ability to obtain substantial additional sources of funding to develop our product candidates;

•	timely receipt of necessary marketing approvals from the FDA, the EU Commission, and similar foreign regulatory authorities;

•	maintaining an acceptable safety and adverse event profile of our products following approval;

•	achieving and maintaining compliance with all regulatory requirements applicable to our product candidates or any approved products;

•	making arrangements with third-party manufacturers for, or establishing, commercial manufacturing capabilities;

•	launching commercial sales of our products, if and when approved, whether alone or in collaboration with others;

•	obtaining and maintaining patent and trade secret protection and regulatory exclusivity, where available, for our product candidates;

•	the availability, perceived advantages, relative cost, relative safety and relative efficacy of alternative and competing treatments;

•	acceptance of our products, if and when approved, by patients, the medical community and third-party payors; and

•	the ability to raise additional capital on acceptable terms to achieve our goals.

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

We are aware that some biosimilar companies, namely Sandoz International GmbH, or Sandoz, a subsidiary of Novartis AG, and Celltrion, Inc. have engaged in legal challenges against originators to establish their right to bring declaratory judgment actions against such originators outside the complex framework of the BPCIA patent exchange rules in order to challenge the validity of the originators’ patents prior to the filing of any biosimilar regulatory application. For example, in the Sandoz case against the originator Amgen (relating to Sandoz’ proposed etanercept (Enbrel®) biosimilar) the federal district court ruled that Sandoz did not have the right to bring a declaratory judgment action against Amgen to challenge the validity of certain Amgen-controlled patents directed to Enbrel®, but instead determined that Sandoz must use the patent exchange mechanism established in the BPCIA. Sandoz appealed this decision to the United States Court of Appeals for the Federal Circuit, and on December 5, 2014 the Federal Circuit Court ruled that Sandoz had not met the legal requirements to pursue a declaratory judgment action against Amgen. The Federal Circuit court did not address whether the patent resolution mechanism established in the BPCIA would preclude Sandoz from filing its declaratory judgment action against Amgen if and when it files an FDA application under the BPCIA for its etanercept biosimilar.

In October 2014, Amgen filed suit in federal district court against Sandoz alleging that Sandoz unlawfully refused to follow the patent resolution provisions of the BPCIA in connection with Sandoz’ July 2014 regulatory approval application under 351(k) for its Neupogen® (filgrastim) biosimilar, Zarxio®. Amgen sought declaratory and injunctive relief. Following litigation at the federal district court and appeals to the Federal Circuit, on February 16, 2016, Sandoz petitioned the United States Supreme Court for certiorari review of the Federal Circuit decision that biosimilar applicants must wait until FDA approval before providing 180-day notice and Amgen filed a cross petition to review the decision the patent exchange and briefing process is optional. On June 12, 2017, the Supreme Court issued a unanimous opinion in Amgen v. Sandoz holding that notice of commercial marketing may be given prior to FDA approval of the biosimilar product. The Court also held that no injunction is available under federal law to force compliance with the patent exchange and patent briefing process. The Court remanded the case to the Federal Circuit to answer: (1) whether an injunction is available under state law; and (2) whether such a state-law injunction is preempted by federal law.

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

Clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain. Furthermore, we rely on our collaboration partner, CROs, and clinical trial sites to ensure the proper and timely conduct of our clinical trials for our product candidates. While we have agreements governing the committed activities of our collaboration partner and CROs, we have limited influence over their actual performance. A failure of one or more clinical trials can occur at any time during the trial process. The results of preclinical studies and early clinical trials of our product candidates may not be predictive of the results of later-stage clinical trials. Product candidates that have shown promising results in early studies may still suffer significant setbacks in subsequent clinical studies. For example, the results generated to date in the clinical trial for PF708 do not ensure that later clinical trials will demonstrate similar results. There is a high failure rate for drugs and biologics proceeding through clinical studies, and product candidates in later stages of clinical trials may fail to show the desired safety and efficacy despite having progressed through preclinical studies and initial clinical trials. A number of companies in the biopharmaceutical industry have suffered significant setbacks in advanced clinical trials due to lack of efficacy or adverse safety profiles, notwithstanding promising results in earlier clinical trials, and we cannot be certain that we will not face similar setbacks. Even if the clinical trials for our product candidates are completed, nonclinical and clinical data are often susceptible to varying interpretations and analyses, and the results may not be sufficient to obtain regulatory approval for our product candidates.

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

Even if PF708, Px563L/RPA563 or any of our other product candidates obtain regulatory approval, they may never achieve market acceptance or commercial success.

Even if we or our collaboration partner obtain FDA or other regulatory approvals, PF708, Px563L/RPA563 or any of our other product candidates may not achieve market acceptance among physicians and patients, and may not be commercially successful. The degree and rate of market acceptance of PF708, Px563L/RPA563 or any of our other product candidates for which we receive approval depends on a number of factors, including:

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

The development, manufacture and commercialization of biosimilar, therapeutic equivalent, and vaccine products pose unique risks, and our failure to successfully introduce biosimilar, therapeutic equivalent products, and vaccine products could have a negative impact on our business and future operating results.

We are actively working to develop multiple biosimilar, therapeutic equivalent products and vaccines, including our most advanced product candidates, PF708, and Px563L/RPA563. The cost to develop each biosimilar, therapeutic equivalent, and vaccine product candidate could vary significantly and is highly dependent on the specific compound and the amount and type of clinical work that will be necessary for regulatory approval. There can be no assurance that our clinical work will be successful, or that regulatory authorities will not require additional clinical development beyond that which we have planned. Additionally, we may enter into alliances and collaborations to fund biosimilar and therapeutic equivalent product research and development activities, and the success of any such biosimilar or therapeutic equivalent product program may depend on our ability to realize the benefits under such arrangements. Due to events beyond our control or the risks identified herein, we may be unable to fund all or some of our internal biosimilar, therapeutic equivalent, and vaccine product research and development initiatives, which would have an adverse impact on our strategy and growth initiatives.

We intend to pursue market authorization globally when commercially appropriate. Since October 2005, the EU has had a regulatory framework for the approval of biosimilar products and as of September 30, 2017, 39 biosimilar medicinal products, less three subsequently withdrawn, have been approved. In the United States, an abbreviated pathway for approval of biosimilar products was established by the BPCIA, enacted on March 23, 2010, as part of the ACA. The BPCIA established this abbreviated pathway under section 351(k) of the PHSA. Subsequent to the enactment of the BPCIA, the FDA issued draft guidance regarding the demonstration of biosimilarity as well as the submission and review of biosimilar applications. However, to date, only seven biosimilars have been approved by the FDA, and no biosimilar product has been designated as interchangeable to the reference drug. Moreover, market acceptance of biosimilar products in the U.S. is unclear. Numerous states are considering or have already enacted laws that regulate or restrict the substitution by state pharmacies of biosimilars for biological products already licensed by the FDA pursuant to BLAs, or “reference products.” Market success of biosimilar products will depend on demonstrating to patients, physicians, payors, and relevant authorities that such products are safe and efficacious compared to other existing products.

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

Biosimilar products may also be subject to extensive patent clearances and patent infringement litigation, which will likely delay and could prevent the commercial launch of a product. Moreover, the BPCIA prohibits the FDA from accepting an application for a biosimilar candidate to a reference product within four years of the reference product’s licensure by the FDA. In addition, the BPCIA provides innovative biologics with 12 years of exclusivity from the date of their licensure, during which time the FDA cannot approve any application for a biosimilar candidate to the reference product. The proposal to award biologic manufacturers seven years of exclusivity rather than 12 years carried forward in President Obama’s proposed budget for fiscal year 2017. He also proposed to prohibit additional periods of exclusivity due to minor changes in product formulations, a practice often referred to as “evergreening.” We are also aware of congressional measures H.R. 5573 and S.3094 (“PRICED ACT”) introduced to both the House and Senate on June 23, 2016, seeking to shorten the exclusivity period for brand name biological products from 12 to 7 years. It is possible that Congress may take these or other measures to reduce or eliminate periods of exclusivity.

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

If other therapeutic equivalent products to Forteo are approved and successfully commercialized before PF708, our business would suffer.

Other companies may seek approval to manufacture and market therapeutic equivalent product versions of Forteo. If other therapeutic equivalent product versions of Forteo, are approved and successfully commercialized before PF708, we may never achieve significant market share for PF708, our revenue would be reduced and, as a result, our business, prospects and financial condition could suffer. In addition, the first biosimilar determined to be interchangeable with a particular reference product for any condition of use is eligible for a period of market exclusivity that delays an FDA determination that a second or subsequent biosimilar product is interchangeable with that reference product for any condition of use until the earlier of: (1) one year after the first commercial marketing of the first interchangeable product; (2) 18 months after resolution of a patent infringement suit instituted under 42 U.S.C. § 262(l)(6) against the applicant that submitted the application for the first interchangeable product, based on a final court decision regarding all of the patents in the litigation or dismissal of the litigation with or without prejudice; (3) 42 months after approval of the first interchangeable product, if a patent infringement suit instituted under 42 U.S.C. § 262(l)(6) against the applicant that submitted the application for the first interchangeable product is still ongoing; or (4) 18 months after approval of the first interchangeable product if the applicant that submitted the application for the first interchangeable product has not been sued under 42 U.S.C. § 262(l)(6). A determination that another company’s product is interchangeable with a reference product prior to approval of our biosimilar product candidate may therefore delay the potential determination that our biosimilar product candidate is interchangeable with the reference product, which may materially adversely affect our results of operations and delay, prevent or limit our ability to generate revenue.

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

Legislative or regulatory healthcare reforms in the United States may make it more difficult and costly for us to obtain regulatory approval of PF708, Px563L/RPA563 or any other product candidates and to produce, market, and distribute our products after approval is obtained, if any.

From time to time, legislation is drafted and introduced in Congress that could significantly change the statutory provisions governing the regulatory approval, manufacturing, and marketing of regulated products or the reimbursement thereof. In addition, FDA regulations and guidance may be revised or reinterpreted by the FDA in ways that may significantly affect our business and our products. Any new regulations or guidance, or revisions or reinterpretations of existing regulations or guidance, may impose additional costs or lengthen FDA review times for PF708, Px563L/RPA563 or any other product candidates. We cannot determine how changes in regulations, statutes, policies, or interpretations when and if issued, enacted or adopted, may affect our business in the future. Such changes could, among other things, require:

•	changes to manufacturing methods;

•	recalls, replacements, or discontinuance of one or more of our products; and

•	additional recordkeeping.

Such changes would likely require substantial time and impose significant costs, and could materially harm our business and our financial results. In addition, delays in receipt of or failure to receive regulatory clearances or approvals for any other products would harm our business, financial condition, and results of operations.

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

Our stock is currently traded on NYSE American, but we can provide no assurance that we will be able to maintain an active trading market on NYSE American or any other exchange in the future. The trading volume of our stock tends to be low relative to our total outstanding shares, and we have several stockholders who hold substantial blocks of our stock. As of September 30, 2017, we had 23,548,280 shares of common stock outstanding, and stockholders holding at least 5% of our stock, individually or with affiliated persons or entities, collectively beneficially owned or controlled approximately 39% of such shares. Sales of large numbers of shares by any of our large stockholders could adversely affect our trading price, particularly given our relatively small historic trading volumes. If stockholders holding shares of our common stock sell, indicate an intention to sell, or if it is perceived that they will sell, substantial amounts of their common stock in the public market, the trading price of our common stock could decline.

Since shares of our common stock were sold in our initial public offering in July 2014 at a price of $6.00 per share, our stock price has ranged from $2.94 to $24.41 through September 30, 2017. In addition to the factors discussed in this “Risk Factors” section and elsewhere in this quarterly report on Form 10-Q factors that may cause volatility in our share price include:

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

If we identify new material weaknesses in our internal control over financial reporting or we are unable to successfully remediate any future material weaknesses in our internal control over financial reporting, the accuracy and timing of our financial reporting may be adversely affected, we may be unable to maintain compliance with securities laws and NYSE American listing requirements regarding the timely filing of periodic reports, investors may lose confidence in our financial reporting, and our stock price may decline.

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

As a public company, and increasingly after we are no longer an “emerging growth company,” we will incur significant legal, accounting and other expenses that we did not incur as a private company. In addition, the Sarbanes-Oxley Act and rules subsequently implemented by the SEC, and the NYSE American impose numerous requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. Also, the Securities Exchange Act of 1934, as amended, or the Exchange Act, requires, among other things, that we file annual, quarterly and current reports with respect to our business and operating results. Our management and other personnel will need to devote a substantial amount of time to comply with these laws and regulations. These requirements have increased and will continue to increase our legal, accounting, and financial compliance costs and have made and will continue to make some activities more time consuming and costly. For example, we expect these rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to incur substantial costs to maintain the same or similar coverage. These rules and regulations could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors or our board committees or as executive officers. These rules and regulations are often subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and changing governance practices.

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

As of September 30, 2017, our executive officers, directors and stockholders who owned more than 5% of our outstanding common stock and their respective affiliates beneficially owned or controlled approximately 41% of the outstanding shares of our common stock. Accordingly, these executive officers, directors and stockholders and their respective affiliates, acting as a group, have substantial influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets or any other significant corporate transactions. These stockholders may therefore delay or prevent a change of control of us, even if such a change of control would benefit our other stockholders. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.

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

None.

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

EXHIBIT INDEX

Exhibit Number	Description	Incorporated by Reference Herein
		Form	File No.	Exhibit	Filing Date

10.1*	Executive Employment Agreement, dated August 3, 2017, between the Company and Evert B. Schimmelpennink.	8-K	001-36540	10.1	August 3, 2017

10.2	Termination Agreement, by and between the Company and Stelis Biopharma Private Limited, dated August 8, 2017.	10-Q	001-36540	10.3	August 9, 2017

10.3*	Mutual Separation Agreement and Mutual Release by and between the Company and Paul A. Wagner dated September 7, 2017.	8-K	001-36540	10.1	September 7, 2017

10.4*	Consulting Agreement by and between the Company and Paul A. Wagner, effective September 7, 2017.	8-K	001-36540	10.2	September 7, 2017

10.5*	Mutual Separation Agreement and Mutual Release by and between the Company and Steven Sandoval dated September 7, 2017.	8-K	001-36540	10.3	September 7, 2017

10.6+#	Modification No. 5, effective August 2, 2017, to Cost Plus Fixed Fee Agreement, dated August 14, 2015, between the Registrant and the United States Department of Health and Human Services.

31.1#	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2#	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certifications of Chief Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

#	Filed herewith.
+	Portions of this exhibit have been omitted pursuant to a request for confidential treatment and the non-public information has been filed separately with the SEC
*	Indicates a management contract or compensatory plan.
**	The information in this exhibit is furnished and deemed not filed with the Securities and Exchange Commission for purposes of section 18 of the Exchange Act of 1934, as amended (the “Exchange Act”), and is not to be incorporated by reference into any filing of Pfenex Inc. under the Securities Act of 1933, as amended (the “Securities Act”), or the Exchange Act, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PFENEX INC.

Dated: November 9, 2017	By:	/s/ Evert B. Schimmelpennink
Evert B. Schimmelpennink
Chief Executive Officer, President and Secretary
(Principal Executive Officer and Principal Financial Officer)