Form 10-Q
period 2018-03-31
Pfenex Inc.
filed 2018-05-10
CIK 1478121

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

As of May 1, 2018, the registrant had 23,583,585 shares of Common Stock ($0.001 par value) outstanding.

PFENEX INC.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

PFENEX INC.

Consolidated Balance Sheets

	March 31, 2018 (unaudited)	December 31, 2017
	(in thousands)
Assets
Current assets
Cash and cash equivalents	$47,055	$57,664
Restricted cash	200	200
Accounts and unbilled receivables, net	1,293	1,306
Income tax receivable	160	638
Other current assets	1,598	1,705

Total current assets	50,306	61,513
Property and equipment, net	7,405	7,397
Other long term assets	133	133
Intangible assets, net	4,638	4,771
Goodwill	5,577	5,577

Total assets	$68,059	$79,391

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$1,574	$1,905
Accrued liabilities	9,642	8,913
Current portion of deferred revenue	7,434	7,421
Current portion of capital lease obligations	306	228

Total current liabilities	18,956	18,467
Deferred revenue, less current portion	906	2,742
Capital lease obligations, less current portion	440	419

Total liabilities	20,302	21,628
Commitments and contingencies
Stockholders’ equity
Preferred stock, $0.001 par value, 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, par value $0.001, 200,000,000 shares authorized; 23,583,585 and 23,548,280 shares issued and outstanding at March 31, 2018 and December 31, 2017, respectively	24	24
Additional paid-in capital	220,467	219,446
Accumulated deficit	(172,734)	(161,707)

Total stockholders’ equity	47,757	57,763

Total liabilities and stockholders’ equity	$68,059	$79,391

The accompanying notes are an integral part of these unaudited consolidated financial statements.

PFENEX INC.

Consolidated Statements of Operations

(unaudited)

	Three Months Ended March 31,
(in thousands, except per share data)	2018	2017
Revenue	$3,746	$2,818
Cost of revenue	1,520	810

Gross profit	2,226	2,008
Operating expense
Research and development	8,806	6,398
Selling, general and administrative	4,450	5,686

Total operating expense	13,256	12,084

Loss from operations	(11,030)	(10,076)
Other income, net	3	44

Net loss	$(11,027)	$(10,032)

Net loss per common share:
Basic and diluted	$(0.47)	$(0.43)

Weighted-average common shares used in calculating net loss per share:
Basic and diluted	23,569	23,436

The accompanying notes are an integral part of these unaudited consolidated financial statements.

PFENEX INC.

Consolidated Statements of Cash Flows

(unaudited)

	Three Months Ended March 31,
	2018	2017
	(in thousands)
Cash flows from operating activities
Net loss	$(11,027)	$(10,032)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	274	187
Amortization of intangible assets	133	132
Stock-based compensation expense	909	914
Loss on disposal of property and equipment	—	12
Changes in operating assets and liabilities
Accounts and unbilled receivables	13	1,464
Other current assets	106	112
Accounts payable	(333)	(79)
Accrued liabilities	1,032	(1,961)
Deferred revenue	(1,823)	(1,657)
Income tax receivable	478	—

Net cash used in operating activities	(10,238)	(10,908)

Cash flows from investing activities
Acquisitions of property and equipment	(333)	(275)

Net cash used in investing activities	(333)	(275)

Cash flows from financing activities
Repayments of capital lease obligations	(55)	(13)
Proceeds from exercise of stock options and other stock issuances	55	92
Payment for taxes related to net share settlement of equity award	(38)	—

Net cash (used in) provided by financing activities	(38)	79

Net decrease in cash, cash equivalents and restricted cash	(10,609)	(11,104)
Cash, cash equivalents and restricted cash
Beginning of period	57,864	81,501

End of period	$47,255	$70,397

Supplemental disclosures of non-cash investing and financing activities
Acquisition under capital lease obligations	$154	$—
Asset acquisitions in accounts payable and accrued expenses	$125	$403
Restricted stock issuance for bonus accrual	$56	$—
Supplemental schedule of cash flow information
Cash paid for interest	$11	$3

The accompanying notes are an integral part of these unaudited consolidated financial statements.

PFENEX INC.

Notes to Consolidated Financial Statements

1. Organization and Summary of Significant Accounting Policies

Business Activities and Organization

Pfenex Inc. (the Company or Pfenex) is a clinical-stage development and licensing biotechnology company focused on leveraging its Pfēnex Expression Technology® to improve protein therapies for unmet patient needs. Using the patented Pfēnex Expression Technology platform, the Company has created an advanced pipeline of therapeutic equivalents, vaccines, biologics and biosimilars. The Company’s lead product candidates are PF708, a therapeutic equivalent candidate to Forteo® (teriparatide) for the treatment of osteoporosis, and its novel anthrax vaccine candidates, Px563L and RPA563, funded through an advanced development contract with the U.S. government. In addition, Pfenex is developing hematology/oncology products in collaboration with Jazz Pharmaceuticals Ireland Limited (Jazz). Furthermore, the Company’s pipeline includes biosimilar candidates to Lucentis® and Neulasta®.

Product Candidates and Collaborations

The following table summarizes certain information about the Company’s lead product candidates:

Product Candidate	Branded Reference Drug	Program	Indication
Proposed Therapeutic Equivalent
PF708 – Teriparatide	Forteo	Licensed in Mainland China, Hong Kong, Singapore, Malaysia & Thailand; Wholly-Owned Rest of World	Osteoporosis
Novel Vaccines
Px563L/RPA563 – rPA based anthrax vaccines	N/A	U.S. Government Funded	Anthrax post-exposure prophylaxis

The following table summarizes certain information about the Company’s lead collaboration:

Collaboration Partner	Products	Indication
Jazz Pharmaceuticals Ireland Limited	Multiple Hematology/Oncology Products	Various

PF708 is being developed as a therapeutic equivalent candidate to Forteo, marketed by Eli Lilly and Company. The Company completed enrollment in its Study PF708-301 in the third quarter of 2017, with the last patient visit occurring in mid-February 2018. In November 2017, the Company announced interim pharmacokinetic (PK) data from the study. These interim data showed comparable PK profiles for PF708 and Forteo, with no statistically significant differences in key PK parameters. Top-line immunogenicity data results are expected in the second quarter of 2018. The Company expects to submit a new drug application (NDA) to the U.S. Food and Drug Administration (FDA) in the third quarter of 2018, with a potential commercial launch possible in the US as early as the third quarter of 2019, subject to receipt of US FDA marketing authorization.

On April 18, 2018, the Company and China NT Pharma Group Company Limited (NT Pharma) entered into a Development and License Agreement (the NT Pharma Agreement), pursuant to which Pfenex granted an exclusive license to NT Pharma to commercialize PF708 in Mainland China, Hong Kong, Singapore, Malaysia and Thailand and a non-exclusive license to conduct development activities in such territories with respect to PF708. The Company will retain exclusive rights to PF708 in all countries outside of such territories. In accordance with the agreement Pfenex may be eligible to receive up to $25 million in payments based on the achievement of certain development, regulatory and sales-related milestones. In addition, Pfenex is eligible to receive double-digit royalties on any future net product sales. NT Pharma will be responsible for any further development required to achieve regulatory approval as well as commercialization activities in the applicable territories.

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

In addition to the Company’s lead product candidates, its pipeline includes various other biosimilar candidates, including PF582, the Company’s biosimilar candidate to Lucentis, and PF529, the Company’s biosimilar candidate to Neulasta, as well as vaccines and next generation biologic candidates. Following its strategic review in November 2017, Pfenex decided to pause its development activities for PF582 and PF529 and focus the Company’s efforts and resources elsewhere in its product portfolio. While the Company is seeking a new collaboration partner for the development and commercialization of PF582 and PF529, there are no assurances that it will find a new collaboration partner or that the terms and timing of any such arrangements would be acceptable to us.

The Company has several development and commercial partnerships in place for CRM197, which is a non-toxic mutant of diphtheria toxin. It is a well-characterized protein and functions as a carrier for polysaccharides and haptens, making them immunogenic. Pfenex developed a unique CRM197 based on its Pseudomonas Fluorescens Platform and sells non-GMP and cGMP CRM197 to mostly vaccine development-focused pharmaceutical partners. As a result of those efforts, Pfenex previously entered into commercial licenses for production strains capable of producing CRM197 with both Merck and Serum Institute of India. The Company’s CRM197 is currently being used or planned to be used in multiple late-stage clinical trials for such diseases as pneumococcal and meningitis bacterial infections.

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

On March 15, 2018, the Company entered into an equity sales agreement (Sales Agreement) with William Blair & Company, L.L.C. (William Blair) to sell shares of the Company’s common stock having aggregate sales proceeds of up to $20.0 million, from time to time, through an “at the market” equity offering program under which William Blair will act as sales agent. Under the Sales Agreement, the Company sets the parameters for the sale of shares, including the number of shares to be issued, the time period during which sales are requested to be made, limitation on the number of shares that may be sold in any one trading day and any minimum price below which sales may not be made. The Sales Agreement provides that William Blair will be entitled to compensation for its services that will equal 3.0% of the gross sales price per share of all shares sold through William Blair under the Sales Agreement. The Sales Agreement shall automatically terminate upon the issuance and sale of placement shares equaling sales proceeds of $20.0 million and may be terminated earlier by either the Company or William Blair upon five days’ notice. The Company has no obligation to sell any shares under the Sales Agreement, and may at any time suspend solicitation and offers under the Sales Agreement. As of March 31, 2018, the Company had not sold any shares under the Sales Agreement.

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles, or U.S. GAAP, for interim financial information and with the instructions of the Securities and Exchange Commission, or SEC, on Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by U.S. GAAP for complete financial statements. In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments necessary, which are of a normal and recurring nature, for the fair presentation of the Company’s financial position and of the results of operations and cash flows for the periods presented. These consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, as filed with the SEC. The results of operations for the interim period shown in this report are not necessarily indicative of the results that may be expected for any other interim period or for the full year.

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

As of March 31, 2018, the Company had an accumulated deficit of $172.7 million and expects to incur substantial operating losses for the next several years. The Company believes that its existing cash and cash equivalents and cash inflow from operations will be sufficient to meet its anticipated cash needs for at least the next 12 months. Although the Company believes it has sufficient cash resources to fund all necessary activities leading up to and including submission of an NDA for PF708 to the FDA (assuming positive results from Study PF708-301), the Company will need to obtain additional financing in order to complete clinical studies, launch and commercialize any product candidates for which the Company receives regulatory approval. If Pfenex is unable to obtain adequate financing when needed, it may have to delay, reduce the scope of or suspend one or more of its clinical trials, research and development programs or commercialization efforts. There can be no assurance that such financing will be available or will be at terms acceptable by the Company.

Cash and Cash Equivalents

The Company considers all highly liquid investments that are readily convertible into cash and have an original maturity of six months or less at the time of purchase to be cash equivalents. Cash amounts that are restricted as to withdrawal or usage are presented as restricted cash. In January 2017, the Company entered into a Borrower’s Pledge Agreement, which required $0.2 million in restricted cash to be provided as security for its commercial credit card arrangement with one of the Company’s banks.

Concentrations

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents, investments and accounts and unbilled receivables. The Company has established guidelines intended to limit its exposure to credit risk by placing investments with high credit quality financial institutions, diversifying its investment portfolio and placing investments with maturities that help maintain safety and liquidity. All cash and cash equivalents were held at three major financial institutions as of March 31, 2018 and December 31, 2017. For the Company’s cash position of $47.3 million as of March 31, 2018, which included restricted cash of $0.2 million, the Company has exposure to credit loss for amounts in excess of insured limits in the event of non-performance by the institutions; however, the Company does not anticipate non-performance.

Additional credit risk is related to the Company’s concentration of receivables. As of March 31, 2018 and December 31, 2017, receivables were concentrated among two and three customers representing 84% and 89% of total net receivables, respectively. No allowance for doubtful accounts was recorded at March 31, 2018 or December 31, 2017. Revenue from two customers and/or collaboration partners represented 90% and 88% of total revenue for the three months ended March 31, 2018 and 2017, respectively.

A portion of revenue is earned from sales outside the United States. Non-U.S. revenue is denominated in U.S. dollars. A breakdown of the Company’s revenue from U.S. and non-U.S. sources for the three months ended March 31, 2018 and 2017 is as follows:

	Three Months Ended March 31,
	2018	2017
	(in thousands)
US Revenue	$1,594	$1,057
Non-US Revenue	2,152	1,761

	$3,746	$2,818

During the three months ended March 31, 2018 and 2017, Ireland accounted for more than 10% of the Company’s revenue.

Revenue

The Company’s revenue is related to the monetization of its protein production platform through collaboration agreements, service agreements, license agreements, government contracts and sales of reagent protein products, which may provide for various types of payments, including upfront payments, funding of research and development, milestone payments, intellectual property access fees and licensing fees. The Company’s revenue generating agreements also include potential revenues for achieving milestones and for product royalties. The specifics of the Company’s significant agreements are detailed in Note 7—Significant Research and Development Agreements.

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

The Company assesses milestone payments on an individual basis and recognizes revenue from nonrefundable milestone payments when the earnings process is complete and the payment is reasonably assured. Nonrefundable milestone payments related to arrangements under which the Company has continuing performance obligations are recognized as revenue upon achievement of the associated milestone, provided that (i) the milestone event is substantive and its achievability was not reasonably assured at the inception of the agreement, and (ii) the amount of the milestone payment is reasonable in relation to the effort expended or the risk associated with the milestone event. For the three months ended March 31, 2018 and 2017, no revenue was recognized in connection with the achievement of development milestones associated with the Jazz collaboration.

The Company’s reagent protein products are primarily comprised of internally developed reagent protein products. Revenues for reagent product sales are reflected net of attributable sales tax. The Company generally offers a 30 day return policy. The Company recognizes reagent product revenue from product sales when it is realized or realizable and earned. As of March 31, 2018, the Company has had minimal product returns related to reagent protein product sales. Therefore, no reserve for warranty and return rights was recorded as of March 31, 2018 and December 31, 2017, respectively.

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

Recently Adopted Accounting Pronouncements

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, which clarifies the presentation of restricted cash and restricted cash equivalents in the statements of cash flows. Under the ASU, restricted cash and restricted cash equivalents are included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts presented on the statements of cash flows. The ASU is intended to reduce diversity in practice in the classification and presentation of changes in restricted cash on the Consolidated Statement of Cash Flows. The ASU requires that the Consolidated Statement of Cash Flows explain the change in total cash and equivalents and amounts generally described as restricted cash or restricted cash equivalents when reconciling the beginning-of-period and end-of-period total amounts. The ASU also requires a reconciliation between the total of cash and equivalents and restricted cash presented on the Consolidated Statement of Cash Flows and the cash and equivalents balance presented on the Consolidated Balance Sheet. The ASU was effective retrospectively on January 1, 2018, with early adoption permitted. This guidance was adopted during the quarter ended March 31, 2018. Upon adoption of this guidance, prior periods were retrospectively adjusted to conform to the current period’s presentation. For the three months ended March 31, 2017, the Company had previously disclosed $0.2 million of restricted cash as net cash used in financing activities. The effect of the adoption of ASU 2016-18 on the Company’s consolidated statement of cash flows was to reduce net cash used in financing by $0.2 million and include restricted cash balances in the balances of cash and cash equivalents and restricted cash.

In May 2017, the FASB issued ASU 2017-09, Compensation – Stock Compensation (Topic 718), Scope of Modification Accounting. The new standard clarifies when to account for a change to the terms or conditions of a share-based payment award as a modification. ASU 2017-09 was effective for the Company in the first quarter of 2018, with early adoption permitted. The Company adopted this guidance during the quarter ended March 31, 2018, and the adoption did not have a material effect on its consolidated financial statements.

Recently Issued Accounting Pronouncements Not Yet Adopted

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09 Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in ASC 605, Revenue Recognition. This ASU is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. Numerous updates were issued in 2016 that provide clarification on a number of specific issues as well as requiring additional disclosures. The effective date will be the first quarter of fiscal year 2019 using one of two retrospective application methods: the full retrospective method or the modified retrospective method. The Company plans to adopt the standard in the first quarter of fiscal year 2019 using the modified retrospective method. The Company does not expect the new standard to have a material impact on the recognition of revenue from its reagent protein product sales. However, the Company continues to evaluate the impact that this guidance will have on its consolidated financial statements in connection with its government, collaboration and license agreements, and plans to provide additional disclosure surrounding the potential impact of this standard as it nears the adoption date.

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

2. Fair Value Measurements

The fair value measurements of the Company’s cash equivalents and investments, which are measured at fair value on a recurring basis as of March 31, 2018 and December 31, 2017, were determined using the inputs described above and are as follows:

		Fair Value Measurements at Reporting Data Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
March 31, 2018
Cash and money market funds	$47,255	$47,255	$—	$—

Total assets measured at fair value	$47,255	$47,255	$—	$—

December 31, 2017
Cash and money market funds	$57,864	$57,864	$—	$—

Total assets measured at fair value	$57,864	$57,864	$—	$—

Cash and money market funds at March 31, 2018 and December 31, 2017 include restricted cash, which is included in current assets on the balance sheet.

The Company’s policy is to recognize transfers between levels of the fair value hierarchy on the date of the event or change in circumstances that caused the transfer. There were no significant transfers into or out of Level 1, 2, or 3 during the periods presented.

3. Cash, Cash Equivalents and Restricted Cash

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the statement of cash flows.

	March 31, 2018	December 31, 2017
	(in thousands)
Cash and cash equivalents	$47,055	$57,664
Restricted cash	200	200

Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$47,255	$57,864

4. Property and Equipment

Property and equipment consisted of the following:

	March 31, 2018	December 31, 2017
	(in thousands)
Furniture and equipment	$363	$355
Computers and IT equipment	416	368
Purchased software	299	931
Lab and research equipment	8,328	8,131
Leasehold improvements	865	865
Construction in progress	191	162
Other fixed assets	64	64

Total property and equipment, gross	10,526	10,876
Less: accumulated depreciation and amortization	(3,121)	(3,479)

Total property and equipment, net	$7,405	$7,397

Total property and equipment assets under capital lease were $1.2 million and $1.1 million as of March 31, 2018 and December 31, 2017, respectively. Accumulated depreciation related to assets under capital lease as of these dates were $121 thousand and $94 thousand, respectively. For the three months ended March 31, 2018 and 2017, total depreciation and amortization expense was $0.3 million and $0.2 million, respectively, and is included in research and development, selling, general and administrative expenses and cost of sales in the accompanying consolidated statements of operations as follows:

	Three Months Ended March 31,
	2018	2017
	(in thousands)
Cost of revenue	$10	$—
Research and development	226	118
Selling, general and administrative	38	69

Total depreciation and amortization expense	$274	$187

5. Intangible Assets

Intangible assets consisted of the following:

	March 31, 2018	December 31, 2017
	(in thousands)
Customer relationships	$3,750	$3,750
Developed technology	4,400	4,400
Trade names	910	910

Total intangible assets, gross	9,060	9,060
Less: Accumulated amortization	(4,422)	(4,289)

Total intangible assets, net	$4,638	$4,771

Amortization expense related to intangible assets was $0.1 million for each of the three months ended March 31, 2018 and 2017, respectively. Amortization expense is included within selling, general and administrative expense in the accompanying consolidated statements of operations. As of March 31, 2018, estimated amortization expense for the next five years amounts to approximately $0.5 million per year.

6. Accrued Liabilities

Accrued liabilities consisted of the following:

	March 31, 2018	December 31, 2017
	(in thousands)
Accrued vacation	$544	$477
Deferred rent	616	620
Accrued bonuses	570	1,672
Other accrued employee-related liabilities	642	462
Accrued professional fees	1,696	575
Accrued supplier liability	495	690
Accrued subcontractor costs	3,322	2,681
Accrued clinical trial costs	1,418	866
Other accrued liabilities	339	870

Total accrued liabilities	$9,642	$8,913

7. Significant Research and Development Agreements

The Company has two types of research and development agreements (i) those for which the Company co-develops or assists customers in developing their products (Collaboration Agreements), and (ii) those for which the Company receives funding to advance its own products (Funding Agreements).

Collaboration and License Agreement

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

In accordance with ASC 605-25, the Company identified all of the deliverables at the inception of the Jazz Agreement and again upon entering into the Amended Jazz Agreement. The deliverables have not changed under the amendment. The significant deliverables were determined to be the research and development services related to the pegaspargase product candidate option and for license and research and development activities of the other hematology/oncology products. The Company has determined that the license, together with the research and development activities, represent one unit of accounting for each product under license, as the license does not have standalone value from the respective development activities. The research and development activities related to the pegaspargase option were determined to have standalone value apart from the license and development activities for the other hematology/oncology products. The estimated selling price for the Pegaspargase product candidate and the hematology/oncology products was determined using an income approach. In determining the estimated selling price, the Company considered costs expected to be incurred for internal labor, burden rates, internal margins, and subcontractors. Based on Pfenex’s considerations of estimated selling price, the Company allocated the original $15.0 million upfront and option payment as follows: $10.0 million to the Pegaspargase product candidate and $2.5 million to each of the hematology/oncology products. For the $5.0 million upfront payment received under the terms of the Amended Jazz Agreement, the

Company determined that $0.8 million represented development services performed prior to the amendment, which had been reimbursable under the original agreement. The remaining $4.2 million of the upfront payment was allocated to the remaining hematology product; the amount was deferred and will be recognized over the period of performance. The Amended Jazz Agreement provisions allow for Jazz to halt the advancement of one of the products under development and replace with others wherein the Company could potentially earn milestone revenue on those products. However, the Company believes it is unlikely Jazz would halt the advancement of the product under development and replace with other products. Therefore, none of the upfront payments were allocated to this option.

The upfront and option payment for the original Jazz agreement and the amendment are being deferred and will be recognized as revenue ratably over the period in which the Company expects services to be rendered for each respective unit of accounting. As previously disclosed, the estimated period of revenue recognition approximates a range of 15 to 32 months. Based on changes to this estimate that occurred during the quarter ended June 30, 2017, the Company has modified the period of revenue recognition to range from 15 to 35 months. During the year ended December 31, 2017, the Company completed the service period related to one of the hematology products. During the three months ended March 31, 2018 and 2017, the Company recorded revenue of approximately $1.8 million and $1.7 million related to the Jazz Collaboration, respectively. As of March 31, 2018 and December 31, 2017, deferred revenue associated with the Jazz collaboration was $8.3 million and $10.1 million, respectively. This deferred revenue will be recognized over the remaining period of performance from 12 to 15 months, subsequent to March 31, 2018.

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

8. Commitments and Contingencies

Capital Lease Agreements

In February 2018, the Company signed a lease agreement (the Lease) for the purchase of specialized equipment totaling approximately $0.2 million. The Lease, which is classified as a capital lease, has a term of 24 months and commenced during the three months ended March 31, 2018.

Payment commitments for the Company’s capital leases are summarized as follows:

March 31, 2018
(in thousands)
2018	$322
2019	342
2020	220

Total future minimum lease payments	$884

In addition to the Lease, the Company has entered into operating and capital lease agreements for office and lab equipment that expire at various dates through 2021.

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

9. Stock-Based Compensation

Summary Stock-Based Compensation Information

The following table summarizes stock-based compensation expense:

	Three Months Ended March 31,
	2018	2017
	(in thousands)
Cost of revenue	$59	$62
Research and development	407	267
Selling, general and administrative	443	585

Total	$909	$914

Stock-based compensation from:
Stock options	$833	$889
Employee stock purchase plan	76	25

Total	$909	$914

The following table summarizes the Company’s stock option activity during the three months ended March 31, 2018:

	Number of Options (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Instrinsic Value (in thousands)
Outstanding at December 31, 2017	3,237	$7.50
Granted	1,443	3.42
Exercised	—	—
Cancelled (forfeited)	(184)	7.53

Outstanding at March 31, 2018	4,496	$6.19	7.74	$6,029

Vested and expected to vest at March 31, 2018	3,719	$6.57	7.36	$4,450
Vested and exercisable at March 31, 2018	1,715	$8.41	5.19	$1,044

No options were exercised during the three months ended March 31, 2018 and 2017.

The exercise price of all options granted during the three months ended March 31, 2018 and 2017 was equal to the closing price of the Company’s common stock on the date of grant. The fair value of each stock option granted is estimated on the grant date under the fair value method using the Black-Scholes model. The estimated fair values of the stock option, including the effect of estimated forfeitures, are then expensed over the requisite service period which is generally the vesting period. The table below sets forth the weighted-average assumptions used to estimate the fair value of stock options:

	Three Months Ended March 31,
	2018	2017
Risk-free interest rate	2.6%	2.1%
Expected volatility	71.0%	67.5%
Expected dividend yield	0%	0%
Expected life of options in years	6.3	6.2

The weighted-average grant date fair value of options granted during the three months ended March 31, 2018 and 2017 was $2.24 and $4.70, respectively.

As of March 31, 2018, there was unrecognized compensation cost of approximately $5.6 million related to unvested stock option awards and the Company’s 2014 Employee Stock Purchase Plan, and the weighted-average period over which this cost is expected to be recognized is 2.89 years.

10. Income Taxes

During the three months ended March 31, 2018, the Company recorded no income tax expense. The Company expects to be in an overall taxable loss position for 2018. No tax expense is expected in the next several years as the Company expects to generate taxable net operating losses and corresponding valuation allowances due to its investments in its lead product candidates and other pipeline products.

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act makes broad and complex changes to the U.S. tax code, including, but not limited to, reducing the U.S. federal corporate tax rate from 35 percent to 21 percent for tax years beginning after December 31, 2017.

Pursuant to the SEC Staff Accounting Bulletin (“SAB”) No. 118, “Income Tax Accounting Implications of the Tax Cuts and Jobs Act” (“SAB 118”), a company may select between one of three scenarios to determine a reasonable estimate arising from the Tax Act. Those scenarios are (i) a final estimate which effectively closes the measurement window; (ii) a reasonable estimate leaving the measurement window open for future revisions; and (iii) no estimate as the law is still being analyzed. As of March 31,2018, the Company was able to reasonably estimate provisional adjustments, based on current year operations only, related to Meals & Entertainment and Compensation related items that do not have an impact on its financial statements due to a full valuation allowance. In all cases as it relates to the Tax Act, the Company will continue to refine its calculations as additional analysis is completed and as it gains a more thorough understanding of the tax law.

11. Net Loss Per Share of Common Stock

The following table summarizes the computation of basic and diluted net loss per share attributable to common stockholders of the Company:

	Three Months Ended March 31,
	2018	2017
	(in thousands, except per share data)
Net loss	$(11,027)	$(10,032)

Weighted average shares used to compute basic and diluted net loss per share	23,569	23,436

Basic and diluted net loss per common share	$(0.47)	$(0.43)

Basic net loss per share is computed by dividing the net loss by the weighted-average number of common shares outstanding for the period. Diluted net loss per share is computed by dividing the net loss by the weighted-average number of common shares and dilutive common stock equivalents outstanding for the period, determined using the treasury-stock method, if inclusion of these is dilutive. Because the Company reported a net loss for the three months ended March 31, 2018 and 2017, diluted net loss per common share is the same as basic net loss per common share for those periods.

The following potentially dilutive securities outstanding at the end of the periods presented have been excluded from the computation of diluted shares outstanding because of their anti-dilutive impact to earnings per share:

	Three Months Ended March 31,
	2018	2017
	(in thousands)
Options to purchase common stock	4,496	3,050
Employee stock purchase plan	91	51

	4,587	3,101

12. Subsequent Event

In April 2018, the Company entered into an agreement with NT Pharma under which Pfenex granted NT Pharma non-exclusive development and exclusive commercialization rights to PF708, a teriparatide therapeutic equivalent candidate to Eli Lilly and Company’s Forteo, in Mainland China, Hong Kong, Singapore, Malaysia and Thailand (collectively, the Territory). In accordance with the agreement Pfenex may be eligible to received up to $25 million in payments based on the achievement of certain development, regulatory, and sales-related milestones. In addition, Pfenex is eligible to receive double-digit royalties on any future net product sales. NT Pharma will be responsible for any further development required to achieve regulatory approval as well as commercialization activities in the Territory.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

The following discussion and analysis should be read together with our consolidated financial statements and the notes to those statements included elsewhere in this Form 10-Q. This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, that are based on our management’s beliefs and assumptions and on information currently available to our management. The forward-looking statements are contained principally in the section entitled “Risk Factors” and this Management’s Discussion and Analysis of Financial Condition and Results of Operations. Forward-looking statements include, but are not limited to:

•	the sufficiency of our cash and cash equivalents and cash generated from operations to meet our working capital and capital expenditure needs for the next 12 months, including our belief that we have sufficient cash resources to fund all necessary activities leading up to and including the submission of a new drug application, or NDA, to the U.S. Food and Drug Administration, or FDA, for PF708;

•	our and any potential future collaboration partner’s ability to enroll patients in our clinical studies at the pace that we project;

•	our expectations regarding the initiation, timing, progress and the success of the design, primary and secondary end points, and duration of the clinical trials and planned clinical trials of PF708, Px563L/RPA563 and our other product candidates, and reporting results from same;

•	whether the results of our and our collaboration partners’ trials will be sufficient to support domestic or global regulatory filings and approvals for PF708, including our expectations regarding the timing of our submission of the NDA for PF708;

•	our ability to seek, obtain and maintain regulatory approval of PF708 or our other product candidates, and the timing of such submissions and regulatory approvals;

•	our ability to obtain an FDA determination that PF708 is therapeutically equivalent to Forteo;

•	our expectations regarding the earliest potential commercial launch of PF708 in the United States;

•	our reliance on third parties to conduct clinical studies;

•	our reliance on third-party contract manufacturers to manufacture and supply our product candidates for us;

•	the benefits of the use of PF708, Px563L/RPA563 or any of our other product candidates;

•	the rate and degree of market acceptance of PF708, Px563L/RPA563 or any of our other product candidates, if approved for sale;

•	regulatory developments in the United States and foreign countries;

•	our expectations regarding government and third-party payor coverage and reimbursement;

•	our ability to manufacture PF708, Px563L/RPA563 and our other product candidates in conformity with regulatory requirements and to scale up manufacturing of PF708, Px563L/RPA563 and our other product candidates to commercial scale;

•	our ability to successfully build a specialty sales force, or collaborate with third-party distributors, to commercialize PF708 and our other product candidates;

•	our ability to compete with companies currently producing the reference products, including Forteo;

•	our ability to compete with companies that may also seek and obtain approval for therapeutically equivalent versions of Forteo;

•	our reliance on Jazz, NT Pharma, and any future collaboration partner’s performance over which we do not have control;

•	our ability to retain and recruit key personnel, including development of a sales and marketing function;

•	our ability to obtain and maintain intellectual property protection for PF708, Px563L/RPA563 or any other product candidates;

•	our estimates of our expenses, ongoing losses, future revenue, capital requirements and our needs for or ability to obtain additional financing;

•	our expectations regarding the market size, size of patient populations, and growth potential for our product candidates, if approved for commercial use;

•	our estimates of the expected patent expiration timelines for Forteo and other branded reference biologics;

•	our expectations regarding the time during which we will be an emerging growth company under the Jumpstart Our Business Startups Act;

•	our ability to develop new products and product candidates;

•	our ability to successfully establish and successfully maintain appropriate collaborations and derive significant revenue from those collaborations;

•	our financial performance; and

•	developments and projections relating to our competitors and our industry.

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

In this Form 10-Q, “we,” “us” and “our” refer to Pfenex Inc. and its subsidiaries.

Overview

We are a clinical-stage development and licensing biotechnology company focused on leveraging our Pfēnex Expression Technology to improve protein therapies for unmet patient needs. Using the patented Pfēnex Expression Technology platform, we have created an advanced pipeline of therapeutic equivalents, vaccines, biologics and biosimilars. Our lead product candidates are PF708, developed as a therapeutic equivalent drug candidate to Forteo® (teriparatide) for the treatment of osteoporosis, and our novel anthrax vaccine candidates, Px563L and RPA563, funded through an advanced development contract with the U.S. government. In addition, we are developing hematology/oncology products in collaboration with Jazz Pharmaceuticals Ireland Limited (Jazz). Furthermore, our pipeline includes biosimilar candidates to Lucentis® and Neulasta®.

Product Candidates and Collaborations

The following table summarizes certain information about our lead product candidates:

Product Candidate	Branded Reference Drug	Program	Indication
Proposed Therapeutic Equivalent
PF708 – Teriparatide	Forteo	Licensed in Mainland China, Hong Kong, Singapore, Malaysia, Thailand; Wholly-Owned Rest of World	Osteoporosis
Novel Vaccines
Px563L/RPA563 – rPA based anthrax vaccines	N/A	U.S. Government Funded	Anthrax post-exposure prophylaxis

The following table summarizes certain information about our lead collaboration:

Collaboration Partner	Products	Indication
Jazz Pharmaceuticals Ireland Limited	Multiple Hematology/Oncology Products	Various

Our lead product candidates and collaboration include the following:

•	PF708 – our teriparatide drug candidate. PF708 is being developed as a therapeutic equivalent candidate to Forteo, which is approved and marketed by Eli Lilly and Company for the treatment of osteoporosis in certain patients with a high risk of fracture. Forteo achieved $1.7 billion in global product sales in 2017. In November 2017, we announced the interim pharmacokinetic (PK) results from ongoing Study PF708-301, which compares the effects of PF708 and Forteo in osteoporosis patients. PF708 is being developed pursuant to the 505(b)(2) regulatory pathway in the U.S. and references Forteo as the Reference Listed Drug. Study PF708-301 completed enrollment in the third quarter of 2017 with a total of 181 patients – 90 randomized to PF708 and 91 to Forteo. We completed the last patient visit in mid-February 2018. The primary study endpoint is anti-drug antibody formation after 24 weeks of drug treatment. The secondary study endpoints are changes in bone mineral density and bone turnover markers after 24 weeks of drug treatment, as well as PK parameters for up to 4 hours after the first dose. These data showed comparable PK profiles for PF708 and Forteo, with no statistically significant differences in key PK parameters. We expect a top-line immunogenicity data readout in the second quarter of 2018. We believe that results from Study PF708-301, if sufficiently positive, along with the previously-announced bioequivalence findings from Study PF708-101 in healthy subjects, will support submitting an NDA for PF708 in the United States. We expect to submit an NDA to the FDA in the third quarter of 2018, with a potential commercial launch possible in the US as early as the third quarter of 2019, subject to receipt of US FDA marketing authorization. While we believe our legal strategy supports launch in as early as third quarter 2019, it is possible that various factors, including patent litigation by Eli Lilly and Company, may delay approval and launch. Assuming sufficiently positive results from Study PF708-301, we believe we have sufficient cash resources to fund all necessary activities leading up to and including the expected submission of the NDA to the FDA in the third quarter of 2018. We believe the clinical program in the U.S. may be leveraged for regulatory filings in other geographies, such as the European Union (EU).

•	Px563L and RPA563 – our two novel anthrax vaccine candidates funded by the Biomedical Advanced Research and Development Authority (BARDA). Both vaccine candidates are prepared using the identical antigen and are being evaluated in parallel, although Px563L contains an adjuvant and RPA563 does not. In August 2016, we announced positive immunogenicity and safety data from Day 70 analysis of the Px563L/RPA563 anthrax vaccine study. The Px563L results indicated that the vaccine was well-tolerated and afforded immunogenicity protection with fewer doses than the currently licensed product. On Day 70, 100% of Px563L subjects at the 10 mcg and 80 mcg dose levels achieved a TNA NF50 ≥ 0.56, and 87.5% at the 50 mcg dose level achieved the target threshold. An additional success criterion for assessing anthrax vaccine immunogenicity is for the lower confidence limit (LCL), or the lower bound of 95% confidence interval, of the percentage of subjects who met or exceeded the TNA NF50 threshold of 0.56, to be greater than or equal to 40%. On Day 70, all doses of Px563L exceeded this threshold, which was established by the currently licensed anthrax vaccine for the indication of post-exposure prophylaxis. We announced positive interim results from a Phase 1a study in healthy subjects in the second half of 2016 and the study was completed in the first half of 2017. In January 2017, BARDA exercised additional options under its existing contract, allowing for the continued development of Px563L and RPA563. To date, we have generated stability data on the 2016 manufactured lot for up to 9 months, demonstrating the maintenance of high purity at 5[o]C, the expected storage temperature, and accelerated stability data at 25[o]C. We have also generated long-term stability data from our toxicology lot, showing the maintenance of high purity at 5[o]C at 40 months. Over the course of 2017, we continued to collect favorable stability data for both products. In October 2017, we completed a meeting with the FDA in which the Agency provided guidance for the proposed clinical development and licensure plans for a post-exposure prophylaxis indication. Potential next milestones in 2018 are the triggering of analytical and non-clinical animal study options, leading to a potential Phase 2 study in 2019, subject in each case to continued funding by BARDA.

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

•	Additional Biosimilar Pipeline Products – Our pipeline includes biosimilar candidates to certain reference products, including biosimilar candidates to Lucentis and Neulasta. Following our strategic review in November 2017, we decided to pause development activities on PF582, our biosimilar candidate to Lucentis and PF529, our biosimilar to Neulasta, and focus development efforts elsewhere within the product portfolio while we continue to engage potential strategic partners to advance the programs and maximize value. Following the consummation of the Jazz collaboration in July 2016, we decided to advance the hematology/oncology assets that are part of the Jazz collaboration and pause development activities on PF530, our biosimilar candidate to Betaseron.

•	CRM197 – We have several development and commercial partnerships in place for CRM197, which is a non-toxic mutant of diphtheria toxin. It is a well-characterized protein and functions as a carrier for polysaccharides and haptens, making them immunogenic. We developed a unique CRM197 based on our Pseudomonas Fluorescens Platform and sell non-GMP and cGMP CRM197 to mostly vaccine development-focused pharmaceutical partners. As a result of those efforts, Pfenex previously entered into commercial licenses for production strains capable of producing CRM197 with both Merck and Serum Institute of India. Our CRM197 is currently being used or planned to be used in multiple late-stage clinical trials for such diseases as pneumococcal and meningitis bacterial infections.

To date, none of our product candidates have completed clinical development, been submitted for regulatory review or received marketing authorization from any regulatory agency. Therefore, we have not received revenue from the sale of any of our product candidates. Our product candidates are enabled by our patented protein production platform, Pfēnex Expression Technology, which we believe confers several important competitive advantages compared to traditional techniques for protein production, including the ability to produce complex proteins with higher accuracy and greater degree of protein purity, as well as speed and cost advantages. The development of proteins, such as biosimilars, requires several competencies which represent both challenges and barriers to entry. Due to their inherent complexity, proteins require the use of living organisms to efficiently produce them at a large scale. Traditional techniques for protein production employ a trial and error approach to production organism, or strain, selection and process optimization, which is inherently inefficient and typically produces suboptimal results. This historically inefficient process provides barriers to creating or replicating complex proteins, adds significant time to market and results in the high cost of goods typical of biologic therapeutics. Together, these limitations pose significant hurdles for companies interested in entering the market with biosimilar and therapeutic equivalents to branded products. Our platform utilizes a proprietary high throughput robotically-enabled parallel approach, which allows the construction and testing of thousands of unique protein production variables in parallel, thereby allowing us to produce and characterize complex proteins while reducing the time and cost of development and long-term production.

The potential market opportunities for our most advanced product candidate, PF708, are substantial. We have developed PF708 as a therapeutic equivalent candidate to Forteo, which achieved product sales of approximately $1.7 billion in 2017. More than half of these product sales came from the U.S. alone, followed by Japan. In 2019, Forteo is expected to lose patent protection with respect to claims of patents listed in the Orange Book related to compounds, methods of treatment, and formulations in the U.S. An additional Orange Book listed patent, which has claims relating to the delivery system, expires in 2025. It is not clear whether this patent will delay approval of PF708.

Px563L/RPA563 are our novel anthrax vaccine candidates. We believe the successful completion of the Phase 2 study and activities under our development contract with BARDA could lead to a procurement contract for supply of Px563L or RPA563 to the Strategic National Stockpile, if such product candidates receive regulatory approval.

Our revenue for the three months ended March 31, 2018 and 2017 was $3.7 million and $2.8 million, respectively. Our historical revenue has been primarily derived from monetizing our Pfēnex Expression Technology through collaboration agreements, service agreements, government contracts and reagent protein product sales, which provide for various types of payments, including upfront payments, funding of research and development, milestone payments, intellectual property access fees and licensing fees.

As of March 31, 2018, we had an accumulated deficit of $172.7 million, of which $89.8 million was attributable to recognizing the accretion in the redemption value of our convertible preferred stock. We recognized net losses of $11.0 million and $10.0 million for the three months ended March 31, 2018 and 2017, respectively. As we continue to develop and invest more resources into the development and commercialization of our product candidates, our net operating losses will increase over the next several years. As a result, our research and development expenses will increase materially as we incur further costs of development. We currently utilize third-party clinical research organizations (CROs) to carry out our clinical development and we do not yet have an extensive sales organization. We will need substantial additional funding to support our operating activities, especially as we approach anticipated regulatory approval in the United States, Europe and other territories, and begin to establish our commercialization capabilities. Adequate funding may not be available to us on commercially reasonable terms, or at all. Since our inception, we have funded our operations primarily through the sale and issuance of common stock in our public offerings, revenue from our collaboration agreements, government contracts, service agreements, and reagent protein product sales, our prior credit facility and the private placement of equity securities. We have devoted substantially all of our capital resources to the research and development of our product candidates and working capital requirements.

Critical Accounting Policies, Significant Judgments and Use of Estimates

Our management’s discussion and analysis of financial condition and results of operations is based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States, or GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported revenue and expenses during the reporting periods. These items are monitored and analyzed by us for changes in facts and circumstances, and material changes in these estimates could occur in the future. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Changes in estimates are reflected in reported results for the period in which they become known. Actual results may differ materially from these estimates under different assumptions or conditions. The accompanying unaudited consolidated financial statements and related financial information should be read in conjunction with the audited financial statements and related footnotes included in our Annual Report on Form 10-K for the year ended December 31, 2017. Except as otherwise disclosed, there have been no material changes in our critical accounting policies and estimates in the preparation of our financial statements during the three months ended March 31, 2018 compared to those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017, as filed with the SEC on March 15, 2018.

Recent Developments

In April 2018, we announced an agreement under which we granted China NT Pharma Group Company Limited (NT Pharma) non-exclusive development and exclusive commercialization rights to PF708 in Mainland China, Hong Kong, Singapore, Malaysia and Thailand. In accordance with the agreement, we may be eligible to receive up to $25 million in payments based on the achievement of certain development, regulatory and sales-related milestones. In addition, we are eligible to receive double-digit royalties on any future net product sales. NT Pharma will be responsible for any further development required to achieve regulatory approval as well as commercialization activities in the applicable territories.

Results of Operations

Comparison of the three months ended March 31, 2018 and 2017

The following table summarizes our net loss during the periods indicated:

	Three Months Ended March 31,
(in thousands, except percentages)	2018	2017	Change
Revenue	$3,746	$2,818	33%
Cost of revenue	1,520	810	88%

Gross profit	2,226	2,008	11%
Operating expense
Research and development	8,806	6,398	38%
Selling, general and administrative	4,450	5,686	(22)%

Total operating expense	13,256	12,084	10%

Loss from operations	(11,030)	(10,076)	9%
Other income, net	3	44	(93)%

Net loss	$(11,027)	$(10,032)	10%

Revenue

	Three Months Ended March 31,
(in thousands, except percentages)	2018	2017	Change
Revenue	$3,746	$2,818	33%

Revenue increased by $0.9 million, or 33%, to $3.7 million in the three month period ended March 31, 2018, compared to $2.8 million in the same period in 2017. The increase in revenue was primarily due to additional activity related to development of our Px563L product candidate under our government contract, as two options were exercised by the government in 2017. Minimal activity related to planning and start-up activities for the new options occurred in early 2017, progressing to increased development activities later in the year and into 2018. Reagent protein product sales also increased. In addition, as a result of an amended license agreement with Jazz signed in December 2017, license revenue increased in the first quarter of 2018.

Given the nature of the novel vaccine development process, revenue will fluctuate depending on stage of development.

Cost of Revenue

	Three Months Ended March 31,
(in thousands, except percentages)	2018	2017	Change
Cost of revenue	$1,520	$810	88%

Cost of revenue increased by approximately $0.7 million, or 88%, to $1.5 million in the three month period ended March 31, 2018, compared to $0.8 million in the same period in 2017. The increase was primarily due to greater costs for our Px563L product candidate under our government contract, resulting from increased activity under this contract during the first quarter of 2018, as well as additional sales of reagent protein product.

Given the nature of the novel vaccine development process, these costs will fluctuate depending on stage of development.

Research and Development

	Three Months Ended March 31,
(in thousands, except percentages)	2018	2017	Change
Research and development	$8,806	$6,398	38%

Research and development expenses increased by approximately $2.4 million, or 38%, to $8.8 million in the three month period ended March 31, 2018, compared to $6.4 million in same period in 2017. This was primarily due to increased activity for our product candidate PF708 to satisfy the clinical filing requirements for an NDA, which we expect to submit to the FDA in the third quarter of 2018, assuming sufficiently positive results from our Study PF708-301. These costs were offset by a decrease in expenses due to our decision to pause our development activities on certain product candidates in 2017.

We expect research and development expenses to increase for the foreseeable future as we advance our lead product candidates and certain of our pipeline product candidates. The timing and amount of expenses incurred for our product candidates will depend largely upon the outcomes of current or future clinical studies for our product candidates, as well as the related regulatory requirements, manufacturing costs and any costs associated with the advancement of our preclinical programs.

Selling, General and Administrative

	Three Months Ended March 31,
(in thousands, except percentages)	2018	2017	Change
Selling, general and administrative	$4,450	$5,686	(22)%

Selling, general and administrative expenses decreased by $1.2 million, or 22%, to $4.5 million in the three month period ended March 31, 2018, compared to $5.7 million in the same period in 2017. The decrease was primarily due to costs incurred in the first quarter of 2017 for the change in senior management.

In future periods, we expect selling, general and administrative expenses to increase as we expand our operating activities and prepare for the commercialization of our product candidates.

Liquidity and Capital Resources

To date, we have funded our operations primarily through the sale and issuance of common stock in our public offerings, revenue from our collaboration agreements, government contracts, service agreements, and reagent protein product sales, our prior credit facility and the private placement of equity securities. At March 31, 2018, we had $47.1 million in cash and cash equivalents and $0.2 million in restricted cash as bank collateral for our commercial card program compared to $57.7 million in cash and cash equivalents and $0.2 million in restricted cash as of December 31, 2017. Assuming sufficiently positive results from Study PF708-301, we believe we have sufficient cash resources to fund all necessary activities leading up to and including the submission of a new drug application (NDA) for PF708 to the FDA.

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

On March 15, 2018, we entered into an equity sales agreement (the “Sales Agreement”) with William Blair & Company, L.L.C. (“William Blair”) to sell shares of our common stock having aggregate sales proceeds of up to $20.0 million, from time to time, through an “at the market” equity offering program under which William Blair will act as sales agent. Under the Sales Agreement, we set the parameters for the sale of shares, including the number of shares to be issued, the time period during which sales are requested to be made, limitation on the number of shares that may be sold in any one trading day and any minimum price below which sales may not be made. The Sales Agreement provides that William Blair will be entitled to compensation for its services that will equal 3.0% of the gross sales price per share of all shares sold through William Blair under the Sales Agreement. The Sales Agreement shall automatically terminate upon the issuance and sale of placement shares equaling sales proceeds of $20.0 million and may be terminated earlier by either us or William Blair upon five days’ notice. We have no obligation to sell any shares under the Sales Agreement, and may at any time suspend solicitation and offers under the Sales Agreement. We have not sold any shares under the Sales Agreement.

We believe that our existing cash and cash equivalents and our cash inflow from operations will be sufficient to meet our anticipated cash needs for at least the next 12 months. Assuming sufficiently positive results from Study PF708-301, we also believe we have sufficient cash resources to fund all necessary activities leading up to and including the submission of a new drug application (NDA) for PF708 to the FDA. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. Further, our operating plan may change, and we may need additional funds to meet operational needs and capital requirements for product development and commercialization sooner than planned. We currently have no credit facility or committed sources of capital although we may receive milestone and other contingent payments under our current license and collaboration agreements. Because of the numerous risks and uncertainties associated with the development and commercialization of our product candidates and the extent to which we may enter into additional agreements with third parties to participate in their development and commercialization, we are unable to estimate the amounts of increased capital outlays and operating expenditures associated with our current and anticipated clinical trials. Our future capital requirements will depend on many factors, including:

•	the timing and extent of spending on our research and development efforts, including with respect to PF708 and our other product candidates;

•	our ability to enter into and maintain collaboration, licensing, commercialization and other arrangements and the terms and timing of such arrangements;

•	success of Study PF708-301, the timing of the NDA submission and FDA’s filing of the application, and marketing approval for PF708, if any;

•	the cost of manufacturing and commercialization activities for PF708 and our other product candidates, if any;

•	the cost of preparing, filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights;

•	the receipt of any collaboration or milestone payments;

•	the scope, rate of progress, results and cost of our clinical trials, preclinical testing and other related activities;

•	the emergence of competing technologies or other adverse market developments;

•	the time and costs involved in seeking and obtaining regulatory and marketing approvals in multiple jurisdictions for our product candidates that successfully complete clinical trials;

•	the introduction of new product candidates and the number and characteristics of product candidates that we pursue;

•	the timing, receipt and amount of sales, profit sharing or royalties, if any, from our potential products;

•	the degree and rate of market acceptance of any products launched by us or our collaboration partner;

•	the expansion of our sales and marketing activities; and

•	the potential acquisition and in-licensing of other technologies, products or assets.

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

Cash Flows

The following table sets forth the primary sources and uses of cash, cash equivalents and restricted cash for each of the periods presented below:

	Three Months Ended March 31,
	2018	2017
	(in thousands)
Net cash (used in) provided by:
Operating activities	$(10,238)	$(10,908)
Investing activities	(333)	(275)
Financing activities	(38)	79

Net decrease in cash, cash equivalents and restricted cash	$(10,609)	$(11,104)

Net cash used in operating activities

Net cash used in operating activities was $10.2 million for the three months ended March 31, 2018 compared to net cash used in operating activities of $10.9 million for the three month period ended March 31, 2017. Net cash used in operating activities for the three months ended March 31, 2018 was primarily attributable to our research and development activities associated with PF708 and our other product candidates. Net cash used by operating activities for the three months ended March 31, 2017 was primarily related to our research and development activities associated with PF708, PF582 and our other product candidates.

Net cash used in investing activities

Net cash used in investing activities was $0.3 million for the three months ended March 31, 2018 and 2017. We used $0.3 million to purchase property and equipment in both three month periods.

Net cash (used in) provided by financing activities

Cash used in financing activities was $38 thousand for the three months ended March 31, 2018 compared to net cash provided by financing activities of $79 thousand for the three month period ended March 31, 2017. Net cash used in financing activities for the three months ended March 31, 2018 resulted from payment of employee taxes related to net share settlement of an equity award and repayment of capital lease obligations, partially offset by proceeds from cash provided by the issuance of common stock in connection with our Employee Stock Purchase Plan (ESPP). Net cash provided by financing activities for the three months ended March 31, 2017 resulted from the issuance of common stock in connection with our ESPP.

Off-Balance Sheet Arrangements

In the normal course of business, we enter into contracts and agreements that contain a variety of representations and warranties and provide for general indemnifications. Our exposure under these agreements is unknown because it involves claims that may be made against us in the future, but have not yet been made. As of March 31, 2018, we have not paid any claims or been required to defend any action related to our indemnification obligations. However, we may record charges in the future as a result of these indemnification obligations.

Contractual Obligations and Commitments

In February 2018, we signed a lease agreement for the purchase of specialized equipment totaling approximately $0.2 million. The lease has a term of 24 months and commenced during the quarter ended March 31, 2018. Other than disclosed above, there have been no other material changes during the three months ended March 31, 2018 to our contractual obligations disclosed in our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2017.

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09 Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in ASC 605, Revenue Recognition. This ASU is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. Numerous updates were issued in 2016 that provide clarification on a number of specific issues as well as requiring additional disclosures. The effective date will be the first quarter of fiscal year 2019 using one of two retrospective application methods: the full retrospective method or the modified retrospective method. We plan to adopt the standard in the first quarter of fiscal year 2019 using the modified retrospective method. We do not expect the new standard to have a material impact on the recognition of revenue from our reagent protein product sales. However, we continue to evaluate the impact that this guidance will have on our consolidated financial statements as it relates to our government, collaboration and license agreements, and plan to provide additional disclosure surrounding the potential impact of this standard as we near the adoption date.

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

We are exposed to market risk in the ordinary course of our business. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of fluctuations in interest rates and foreign currency exchange rates. As of March 31, 2018, we did not hold or issue financial instruments for trading purposes.

Interest rate fluctuation risk

The primary objective of our investment activities is to preserve our capital to fund our operations. We also seek to maximize income from our cash and cash equivalents without assuming significant risk. To achieve our objectives, we invest our cash and cash equivalents in money market funds, treasury obligations, short term certificates of deposit and high-grade corporate securities, directly or through managed funds, with maturities of six months or less. As of March 31, 2018, we had cash and cash equivalents of $47.1 million consisting of cash of $17.2 million and investments of $29.9 million in highly liquid U.S. money market funds. A portion of our investments may be subject to interest rate risk and could fall in value if market interest rates increase. However, because our investments are primarily short-term in duration, we believe that our exposure to interest rate risk is not significant and a 100 basis point movement in market interest rates would not have a significant impact on the total value of our portfolio. We actively monitor changes in interest rates.

Foreign currency exchange risk

We contract with clinical research organizations, investigational sites and suppliers in foreign countries. We are therefore subject to fluctuations in foreign currency rates in connection with these agreements. We have not entered into any material foreign currency hedging contracts although we may do so in the future. To date we have not incurred any material effects from foreign currency changes on these contracts. The effect of a 10% adverse change in exchange rates on foreign currency denominated cash and payables as of March 31, 2018 would not have been material. However, fluctuations in currency exchange rates could harm our business in the future.

Inflation risk

Inflation may affect us by increasing our cost of labor and clinical trial costs. We do not believe that inflation has had a material effect on our business, financial condition or results of operations for any period presented herein.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the quarter covered by this report, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

With the exception of two years, we have incurred annual net operating losses since inception, and to date have generated only limited revenue from government contracts, service agreements, collaboration agreements, and reagent protein product sales. We have recognized net losses of $11.0 million, $10.0 million and $25.7 million for the three months ended March 31, 2018 and 2017 and the year ended December 31, 2017, respectively. As of March 31, 2018, we had an accumulated deficit of $172.7 million and net working capital of $31.4 million. To date, we have funded our operations primarily through the sale and issuance of common stock in our public offerings, revenue from our collaboration agreements, government contracts, service agreements, and reagent protein product sales, our prior credit facility and the private placement of equity securities. As of March 31, 2018, we had capital resources consisting of cash and cash equivalents of $47.1 million. As we continue to develop and invest more resources into the development and commercialization of our product candidates, our net operating losses will increase over the next several years. To become profitable, we must successfully develop and obtain regulatory approval for our product candidates, and effectively manufacture and commercialize the product candidates we develop. If we obtain regulatory approval to market a product candidate, our future revenue will depend upon the size of any markets in which our product candidates may receive approval, and our and our collaboration partner’s ability to achieve sufficient market acceptance, pricing, reimbursement from third-party payors, and adequate market share for our product candidates in those markets. We may never succeed in these activities and therefore may never generate revenue that is significant or large enough to achieve profitability. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to become and remain profitable could depress the market price of our common stock and could impair our ability to raise capital, expand our business, diversify our product offerings or continue our operations.

We will require substantial additional funds to seek and obtain regulatory approval for and commercialize our most advanced product and vaccine candidates and our other product candidates and, if additional capital is not available, we may need to limit, scale back or cease our operations.

Since our inception, a significant portion of our resources have been dedicated to the preclinical and clinical development of our product candidates, including PF708, Px563L/RPA563, PF582, and PF529. We believe that we will continue to expend substantial resources for the foreseeable future for the preclinical and clinical development of our current product pipeline, and the development of any other indications and product candidates we may choose to pursue, either alone or with a strategic collaboration partner. These expenditures will include costs associated with research and development, conducting preclinical studies and clinical studies, and manufacturing and supply as well as marketing and selling any products that receive marketing authorization. For example, if PF708 is approved for sale in the United States, we will need to expend substantial resources devoted to commercializing PF708. In addition, other unanticipated costs may arise. Because the outcome of any clinical trial is highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of PF708, Px563L/RPA563, and our pipeline of other product candidates and preclinical products under development. Following our strategic review in November 2017, we decided to pause our development activities for PF582 and PF529, and focus our efforts and resources elsewhere in the product portfolio until strategic partnerships for these candidates are forged. In the future, we may be required to devote additional resources to the development of PF582 or PF529, or obtain a new collaboration partner on short notice, and the terms of any additional collaboration or other arrangements that we establish may not be favorable to us. We may also need to obtain substantial additional sources of funding to develop PF708 and Px563L/RPA563 as currently contemplated. If such additional funding is not available on favorable terms or at all, we may need to delay or reduce the scope of our PF708 and Px563L/RPA563 development programs, or grant rights in the United States, as well as outside the United States, to our product candidates to one or more partners.

We believe that our available cash and cash equivalents, including the proceeds from any revenue from our government contracts, service agreements, collaboration agreement, and reagent protein product sales will allow us to fund our operations for at least the next 12 months, including costs associated with the anticipated submission of the PF708 new drug application (NDA) to the U.S. Food and Drug Administration (FDA). However, changing circumstances and risks and uncertainties associated with our product development efforts may cause us to consume capital significantly faster than we currently anticipate, and we may need to spend more money than currently expected. Our future capital requirements may vary depending on the following:

•	the timing and extent of spending on our research and development efforts, including with respect to PF708 and our other product candidates;

•	our ability to enter into and maintain collaboration, licensing, commercialization and other arrangements and the terms and timing of such arrangements;

•	the cost of manufacturing and commercialization activities, if any;

•	the receipt of any collaboration or milestone payments;

•	the scope, rate of progress, results and FDA acceptance of the results, and cost of our clinical trials, preclinical testing and other related activities, including our anticipated submission of the NDA for PF708;

•	the emergence of competing technologies or other adverse market developments;

•	the time and costs involved in seeking and obtaining regulatory and marketing approvals in multiple jurisdictions for our product candidates that successfully complete clinical trials;

•	the cost of preparing, filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights;

•	the introduction of new product candidates and the number and characteristics of product candidates that we pursue;

•	the timing, receipt and amount of sales, profit sharing or royalties, if any, from our potential products;

•	if approved, the degree and rate of market acceptance of any products launched by us or our collaboration partner;

•	the expansion of our sales and marketing activities; and

•	the potential acquisition and in-licensing of other technologies, products or assets.

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

We will need to raise additional capital to fund our operations in the near future. If we seek additional funding in the future, additional funds may not be available to us on acceptable terms or at all. We may seek to raise additional funds through equity, equity-linked or debt financings. If we raise additional funds through the incurrence of indebtedness, such indebtedness would have rights that are senior to holders of our equity securities and could contain covenants that restrict our operations. We have a sales agreement in place with William Blair to sell up to $20.0 million worth of shares of our common stock, from time to time, through an “at the market” equity offering program under which William Blair will act as sales agent. As of March 31, 2018, $20.0 million worth of shares of our common stock remained available for sale under the “at the market” equity offering program. Any additional equity financing may be dilutive to our stockholders. If we are unable to obtain funding on a timely basis, we may be required to significantly curtail the advancement of one or more of our product candidates. We also could be required to seek funds through arrangements with collaboration partners or others that may require us to relinquish rights to some of our technologies or product candidates which we would otherwise pursue on our own.

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

Risks Relating to our Business and our Industry

Our business operations are dependent upon our senior management team and the ability of our other employees to execute on our business strategy. If we fail to attract, integrate, and keep senior management and key scientific personnel, we may be unable to successfully develop PF708, Px563L/RPA563 or any other product candidates, conduct our clinical trials and commercialize PF708, Px563L/RPA563 or any other product candidates we develop.

Our success depends in part on our continued ability to attract, integrate, retain, and motivate highly qualified management, clinical and scientific personnel, including our ability to develop an effective working relationship among senior management. Our senior management has substantially changed since the beginning of the last fiscal year, including, for example, the departures of our former chief executive officer, Bertrand Liang, former chief financial officer, Paul Wagner, and former chief manufacturing officer, Steven Sandoval. We have a new president and chief executive officer, Eef Schimmelpennink, who started in August 2017, and a new chief financial officer, Susan Knudson, who started in February 2018.

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

We believe that our future success is highly dependent upon the contributions of our senior management, particularly our Chief Executive Officer, Chief Financial Officer, Chief Business Officer, and Chief Medical and Scientific Officer, as well as our senior scientists and other members of our senior management team. Employment agreements with our Chief Executive Officer, Chief Financial Officer, Chief Business Officer, and Chief Medical and Scientific Officer, as well as our offer letters with our senior scientists, all provide for “at-will” employment. The loss of services of any of these individuals could delay or prevent the successful development of our product pipeline, completion of our planned clinical trials or the commercialization of PF708, Px563L/RPA563, or any other products we develop.

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

Additionally, competition in the pharmaceutical market is intense. Reference products/reference listed drugs face competition on numerous fronts as technological advances are made that may offer patients a more convenient form of administration or increased efficacy, or as new products are introduced. As new products are approved that compete with the reference product/reference listed drug for our biosimilar or therapeutic equivalent product candidates, such as Forteo, sales may be significantly and adversely impacted and may render the originator obsolete. If the market for the originator is impacted, we in turn may lose significant market share or market potential for our products and product candidates. As a result, the value of our product pipeline could be negatively impacted and our business, prospects and financial condition could suffer.

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

Use of our product candidates could be associated with side effects or adverse events which can vary in severity (from minor reactions to death) and frequency (infrequent or prevalent). Side effects or adverse events associated with the use of our product candidates may be observed at any time, including in clinical trials or when a product is commercialized, and any such side effects or adverse events may negatively affect our and our collaboration partner’s ability to obtain and maintain regulatory approval or market our product candidates. Side effects such as toxicity or other safety issues associated with the use of our product candidates could require us or our collaboration partner to perform additional studies or halt development or sale of these product candidates or expose us to product liability lawsuits which would harm our business. We may be required by regulatory agencies to conduct additional animal or human studies regarding the safety and efficacy of our product candidates which we have not planned or anticipated. We may also be required to change our product labeling, including increasing the prominence and content of warnings and contraindications for our products. The FDA could require us to develop a Risk Evaluation and Mitigation Strategy (REMS) for such product or, if a REMS is already in place, to incorporate additional requirements under the REMS, and foreign regulatory authorities may require similar risk management strategies. There can be no assurance that we will resolve any issues related to any product-related adverse events to the satisfaction of the FDA or any regulatory agency in a timely manner or ever, which could harm our business, prospects and financial condition.

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

For example, in August 2016, we entered into a termination agreement with Pfizer pursuant to which our development and license agreement was terminated and all rights to PF582 returned to us. The termination accelerated recognition of $45.8 million of revenue that had been previously deferred and we will not recognize any additional future revenue under this agreement. Pfizer will no longer be responsible for manufacturing, clinical studies and commercialization of PF582. We will not receive additional revenue from Pfizer.

In addition, in August of 2017, we and Strides Arcolab entered into a termination agreement pursuant to which our joint venture was terminated. While there was no activity under the joint venture with Strides Arcolab to date, following the termination we solely own the product candidates that were previously subject to the joint venture with Strides Arcolab.

The loss of any key collaboration partner or any significant adverse change in the size or terms of a contract with a key third party could significantly reduce our revenue over the short term. Moreover, having our revenue concentrated among a limited number of entities creates a concentration of financial risk for us, and in the event that any significant third party is unable to fulfill its payment obligations to us, our operating results and cash position would suffer. See “Risks Relating to our Reliance on Third Parties—We are substantially dependent on the expertise of Jazz to develop and commercialize certain product candidates. If we fail to maintain our current strategic relationship with Jazz, our business, commercialization prospects and financial condition may be materially adversely affected.”

We may fail to select or capitalize on the most scientifically, clinically or commercially promising or profitable product candidates.

We continue to evaluate our business strategy and, as a result, may modify our strategy in the future. In this regard, we may, from time to time, focus our product development efforts on different product candidates or may delay, suspend or terminate the future development of a product candidate at any time for strategic, business, financial or other reasons. For example, in 2017 we decided to pause development activities on PF582 and PF529 and focus development efforts elsewhere within the product portfolio while we continue to engage potential strategic partners for PF582 and PF529 to advance the programs and maximize value. As a result of changes in our strategy, we have and may in the future change or refocus our existing product development, commercialization and manufacturing strategies. This could require changes in our facilities and our personnel. Any product development changes that we implement may not be successful. In particular, we may fail to select or capitalize on the most scientifically, clinically or commercially promising or profitable product candidates. Our decisions to allocate our research and development, management and financial resources toward particular product candidates may not lead to the development of viable commercial products and may divert resources from better opportunities. Similarly, our decisions to delay or terminate product development programs may also prove to be incorrect and could cause us to miss valuable opportunities.

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

As we advance our product candidates through the development process, we will need to expand our development, regulatory, manufacturing, quality, sales and marketing capabilities or contract with other organizations to provide these capabilities for us. As our operations expand, we expect that we will need to manage additional relationships with various collaboration partners, suppliers and other organizations, including with respect to the commercialization of PF708, if PF708 receives regulatory approval.

As of March 31, 2018, we had 68 full-time employees, including a total of 17 employees who hold M.D. and/or Ph.D. degrees. Our management and personnel, systems and facilities currently in place may not be adequate to support this future growth. Therefore, we will need to continue to expand our managerial, operational, finance and other resources to manage our operations and clinical trials, continue our development activities and commercialize our product candidates, if approved. In order to effectively execute our growth strategy, we will be required to:

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

Our employees, independent contractors, principal investigators, CROs, CMOs, consultants and collaboration partner may engage in misconduct or other improper activities, including noncompliance with regulatory standards and requirements and insider trading.

We are exposed to the risk that our employees, independent contractors, principal investigators, third-party clinical research organizations (CROs) and contract manufacturing organizations (CMOs), consultants and collaboration partner may engage in fraudulent conduct or other illegal activity. Misconduct by these parties could include intentional, reckless and/or negligent conduct or unauthorized activities that violate: (1) regulations of the FDA and comparable foreign authorities, including those laws requiring the reporting of true, complete and accurate information to such authorities; (2) manufacturing standards; (3) federal and state healthcare fraud and abuse laws and regulations; or (4) laws that require the reporting of true and accurate financial information and data. In particular, sales, marketing and business arrangements in the healthcare industry are subject to extensive laws and regulations intended to prevent fraud, misconduct, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive programs and other business arrangements. These activities also include the improper use of information obtained in the course of clinical trials, which could result in regulatory sanctions and serious harm to our reputation. We have adopted a Code of Ethics and Conduct, but it is not always possible to identify and deter misconduct by employees and other third parties, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws or regulations. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business including the imposition of significant civil, criminal and administrative penalties, damages, monetary fines, possible exclusion from participation in Medicare, Medicaid and other federal healthcare programs, contractual damages, reputational harm, diminished profits and future earnings, and curtailment of our operations, any of which could adversely affect our ability to operate our business and our results of operations.

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

Even if we obtain FDA or other regulatory approvals, PF708, Px563L/RPA563 or any of our other product candidates may not achieve market acceptance among physicians and patients, and may not be commercially successful. The degree and rate of market acceptance of PF708, Px563L/RPA563 or any of our other product candidates for which we receive approval depends on a number of factors, including:

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

Risks Relating to our Reliance on Third Parties

We rely on third parties, and in some cases a single third party, to manufacture nonclinical and clinical supplies of our product candidates, supply key materials to manufacture our product candidates, and to store critical components of our product candidates for us. Our business could be harmed if those third parties fail to provide us with sufficient quantities of product candidates, or fail to do so at acceptable quality levels or prices.

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

Reliance on third-party manufacturers entails additional risks, including reliance on the third party for regulatory compliance and quality assurance, the possible breach of the manufacturing agreement by the third party, and the possible termination or nonrenewal of the agreement by the third party at a time that is costly or inconvenient for us. In addition, third-party manufacturers may not be able to comply with cGMP, or similar regulatory requirements outside the United States. Our failure, or the failure of our third-party manufacturers, to comply with applicable regulations could result in sanctions being imposed on us, including fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of products, operating restrictions, untitled or warning letters, suspension of ongoing clinical trials, refusal to approve pending applications or supplemental applications, and criminal prosecutions, any of which could significantly and adversely affect supplies of our product candidates or any other product candidates or products that we may develop. Any failure or refusal to supply the components for our product candidates that are being developed could delay, prevent or impair clinical development or commercialization efforts. If our manufacturers were to breach or terminate their manufacturing arrangements with us, the development or commercialization of the affected products or product candidates could be delayed, which could have an adverse effect on our business. Any change in our manufacturers could be costly because the commercial terms of any new arrangement could be less favorable and because the expenses relating to the transfer of necessary technology and processes could be significant.

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

Any significant disruption in our supplier relationships could harm our business. We source key materials from third parties, either directly through agreements with suppliers or indirectly through our manufacturers who have agreements with suppliers. There are a small number of suppliers for certain capital equipment and key materials that are used to manufacture our product candidates. Such suppliers may not sell these key materials to our manufacturers at the times we need them or on commercially reasonable terms. We do not have any control over the process or timing of the acquisition of these key materials by our manufacturers. Any significant delay in the supply of a product candidate or its key materials for an ongoing clinical study could considerably delay completion of our clinical studies, product testing and potential regulatory approval of our product candidate. If our manufacturers or we are unable to purchase these key materials for our product candidates after regulatory approval, the commercial launch of our product candidates could be delayed or there could be a shortage in supply, which would impair our ability to generate revenues from the sale of our product candidates.

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

We have no experience manufacturing our product candidates on a large clinical or commercial scale and have no manufacturing facility. We are dependent on single source third-party contract manufacturing organizations for the manufacture and supply of PF708.

We do not own or operate facilities for the manufacture of any of our product candidates, including PF708. We currently have no plans to build our own clinical or commercial scale manufacturing capabilities. For PF708, we currently rely on several single source contract manufacturing organizations, or CMOs. To meet our projected increased needs for supplies of our product candidates to support our activities through regulatory approval and commercial manufacturing, the CMOs with whom we currently work will need to increase the scale of production. In addition, the CMO on which we principally rely has limited experience manufacturing products on a commercial scale.

Reliance on third-party manufacturers entails risks to which we would not be subject if we manufactured product candidates or products ourselves, including reliance on the third-party for regulatory compliance and quality assurance, the possibility of breach of the manufacturing agreement by the third-party because of factors beyond our control, including a failure to manufacture any products we may eventually commercialize in accordance with our specifications, and the possibility of termination or nonrenewal of the agreement by the third-party, based on its own business priorities, at a time that is costly or damaging to us. In addition, the FDA and other regulatory authorities require that any products that we may eventually commercialize be manufactured according to cGMPs and similar foreign standards. Any failure by our third-party manufacturers to comply with cGMPs or failure to scale up manufacturing processes, including any failure to deliver sufficient quantities of product candidates in a timely manner, could lead to delay in, or failure to obtain, regulatory approval of our product candidates. In addition, failure to comply with cGMPs could be the basis for the FDA to issue a warning letter, withdraw approvals for product candidates previously granted to us, or take other regulatory or legal action, including recall or seizure of outside supplies of the product candidate, total or partial suspension of production, suspension of on-going clinical trials, refusal to approve pending applications or supplemental applications, detention of product, refusal to permit the import or export of products, injunction, or imposing civil and criminal penalties.

Before PF708 can be approved, the manufacturing facilities for both the active pharmaceutical ingredient, or API, and finished pharmaceutical product, will be inspected by the FDA for compliance with cGMPs. If our third-party manufacturers fail to pass these preapproval inspections, our NDA will not be approved or will be significantly delayed until compliance can be demonstrated. We have not yet identified alternate suppliers for PF708, or any other product candidate, in the event the current CMOs we utilize are unable to scale to commercial production, pass required preapproval inspections, or if we otherwise experience any problems with them. Although we believe alternative third-party suppliers with the necessary manufacturing and regulatory expertise and facilities exist, it would be expensive and take a significant amount of time to arrange for, and qualify, alternative suppliers. Furthermore, if we are required to identify, qualify and contract with new manufacturing suppliers of PF708, we would need to demonstrate to the satisfaction of the FDA in a bridging study that any new supply of PF708 is substantially the same as the PF708 used in our clinical trials. Any bridging study may require further clinical testing, including testing in patients. We cannot assure you that we can arrange for alternative third-party manufacturing sources for PF708, or any other product candidate, on commercially reasonable terms or in a timely manner, or that such manufacturers will be capable of manufacturing PF708, or any other product candidate, in compliance with cGMPs and to FDA’s satisfaction.

Any significant disruption in our supplier relationships could harm our business. Any significant delay in the supply of a product candidate or its key materials for an ongoing clinical study could considerably delay completion of our clinical studies, product testing and potential regulatory approval of our product candidates. If our manufacturers or we are unable to purchase these key materials after regulatory approval has been obtained for our product candidates, the commercial launch of our product candidates would be delayed or there would be a shortage in supply, which would impair our ability to generate revenues from the sale of our product candidates.

We are substantially dependent on the expertise of Jazz to develop and commercialize certain product candidates. If we fail to maintain our current strategic relationship with Jazz or with any future collaboration partner, our business, commercialization prospects and financial condition may be materially adversely affected.

Because we have limited capabilities for late-stage product development, manufacturing, sales, marketing and distribution, we may need to enter into alliances with other companies to develop our product candidates. For example, we have entered into an agreement with Jazz, pursuant to which we have transferred or are in the process of transferring the development, manufacturing and commercialization of certain product candidates.

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

The prospects for the product candidates developed under this collaboration depend on the expertise, development and commercial skills, and financial strength of Jazz. Our collaboration with Jazz or any future collaboration partner may not be successful, and we may not realize the expected benefits from such collaborations, due to a number of important factors, including but not limited to the following:

•	Jazz or any future collaboration partner may terminate their agreements with us prior to completing development or commercialization of the product candidates under the collaboration, in whole or in part, adversely impacting the potential approval and our revenue from licensed products;

•	the timing and amount of any payments we may receive under these agreements will depend on, among other things, the efforts, allocation of resources, and successful commercialization of the relevant product candidates by Jazz or any future collaboration partner, as applicable, under our agreements;

•	the timing and amounts of expense reimbursement that we may receive are uncertain; or

•	Jazz or any future collaboration partner may change the focus of their development or commercialization efforts or pursue or emphasize higher priority programs.

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

For example, following our strategic review in November 2017, we decided to pause development activities for PF582 and PF529 and focus our efforts and resources elsewhere in our product portfolio. While we are seeking a new collaboration partner for the development and commercialization of PF582 and PF529, there are no assurances that we will find a new collaboration partner or that the terms and timing of any such arrangements would be acceptable to us. To the extent that we decide to enter into additional collaboration agreements, we will face significant competition in seeking appropriate collaboration partners. Any failure to meet our clinical milestones with respect to an unpartnered product candidate would make finding a collaboration partner more difficult. Moreover, collaboration arrangements are complex and time consuming to negotiate, document and implement, and we cannot guarantee that we can successfully maintain such relationships or that the terms of such arrangements will be favorable to us. If we fail to maintain, establish and implement collaboration or other alternative arrangements, the value of our business and operating results will be adversely affected.

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

We rely on CROs to conduct and oversee our planned clinical trials for our product candidates and other clinical trials for product candidates we are developing or may develop in the future. If our CROs do not successfully carry out their contractual duties, meet expected deadlines, or otherwise conduct the trials as required or comply with regulatory requirements, or if our relationship with our CRO terminates, we and our collaboration partner may not be able to seek or obtain regulatory approval for or commercialize our product candidates when expected or at all, and our business could be substantially harmed.

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

Even if PF708 receives marketing approval in the U.S. or the EU, we may also be subject to direct legal challenges from Eli Lilly and Company, the manufacturer of Forteo, and we could be delayed or prevented from launching PF708 as a result of court orders, regulatory stays, or the time necessary to resolve such challenges. For instance, we are aware of at least one recent instance of a third party being subject to litigation initiated by Eli Lilly and Company on a product purporting to be a generic version of Eli Lilly’s Forteo (teriparatide

[rDNA origin] injection) product. Similarly, we may be subject to indirect legal challenges in the U.S. as a result of new executive orders from the President of the United States or the amendment or reversal of various laws by the U.S. Congress that govern or impact the approval of products being developed pursuant to the 505(b)(2) pathway, including the Hatch-Waxman Act, which in aggregate may cause a delay in or prevent the approval or commercial launch of PF708.

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

The research, development, testing, manufacturing, labeling, packaging, approval, promotion, advertising, storage, marketing, distribution, post-approval monitoring and reporting, and export and import of drug and biologic products are subject to extensive regulation by the FDA and other regulatory authorities in the United States, by the EMA and Competent Authorities of the Member States of the EEA, and by other regulatory authorities in other countries, which regulations differ from country to country. Neither we nor any collaboration partner is permitted to market PF708, Px563L/RPA563 or any other product candidates in the United States until approval from the FDA is received, or in the EEA until we receive European Commission authorization or approval from one or more Competent Authorities of the Member States of the EEA, as applicable. The time required to obtain approval from regulatory authorities is unpredictable, typically takes many years following the commencement of clinical trials, and depends upon numerous factors, including the substantial discretion of such regulatory authorities. In addition, approval policies, regulations, or the type and amount of clinical data necessary to gain approval may change during the course of a product candidate’s clinical development and may vary among jurisdictions, which may cause delays in the approval or the decision not to approve an application. We and our collaboration partner have not submitted any market application to regulatory authorities or obtained regulatory approval for any product candidate and it is possible that none of our existing product candidates or any product candidates we may seek to develop in the future will ever obtain regulatory approval.

Applications for our product candidates could fail to receive regulatory approval for many reasons, including but not limited to the following:

•	the data collected from clinical studies of our product candidates may not be sufficient to support the submission of a Biologics License Application (BLA) under the section 351(a) pathway of the PHSA; an NDA under the section 505(b)(2) of the Food, Drug, and Cosmetic Act; a BLA for a biosimilar product application under the section 351(k) pathway of the PHSA, a biosimilar marketing authorization under Article 6 of Regulation (EC) No. 726/2004 and/or Article 10(4) of Directive 2001/83/EC in the EEA, or other submission or to obtain regulatory approval in the United States, the EEA, or elsewhere;

•	regulatory authorities may disagree with the design (including the duration) or implementation of our clinical trials and may, at any time, determine that the regulatory pathway that we have committed to for PF708, Px563L/RPA563 or any other product candidate is inappropriate;

•	the population studied in the clinical program may not be sufficiently broad or representative to assure efficacy and safety in the full population for which we seek approval;

•	regulatory authorities may disagree with our interpretation of data from preclinical studies or clinical trials;

•	we may be unable to demonstrate to the satisfaction of regulatory authorities that a product candidate’s risk-benefit ratio for its proposed indication is acceptable;

•	regulatory authorities may fail to approve the manufacturing processes, test procedures and specifications, or facilities of third-party manufacturers with whom we contract for clinical and commercial supplies; and

•	the approval policies or regulations of regulatory authorities may significantly change in a manner that renders our clinical data insufficient for approval.

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

Our most advanced product development program is PF708. The results from our Study PF708-301, which will be used to support regulatory approval, are still pending with top line results expected in the second quarter of 2018. The primary end point for Study PF708-301 is anti-drug anti-body formation after 24 weeks of drug treatment. The secondary end points are changes in bone mineral density and bone turnover markers after 24 weeks of drug treatment, as well as PK parameters for up to 4 hours after the first dose. FDA has indicated that if the outcome of the immunogenicity primary end point is not sufficiently positive, 12 month data bone mineral density data may be necessary to support regulatory approval of PF708, which would add time, expense, and uncertainty to the development of PF708. We cannot provide assurances that immunogenicity data generated in Study 708-301, even if successful, will not require us to generate additional bone mineral density data to support the submission or approval of an NDA, or that submission of such additional data will ultimately result in approval.

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

We have invested a significant portion of our time, financial resources and efforts in the development of our most advanced product candidates, including PF708 and Px563L/RPA563. The clinical and commercial success of our product candidates will depend on a number of factors, including the following:

•	timely and successful completion of all necessary clinical trials and our Study PF708-301 in subjects with osteoporosis, which may be significantly slower or cost more than we currently anticipate and will depend substantially upon the accurate and satisfactory performance of third-party contractors;

•	our ability to find suitable collaboration partners to develop our product candidates or our ability to obtain substantial additional sources of funding to develop our product candidates;

•	timely receipt of necessary marketing approvals from the FDA, the European Commission, and similar foreign regulatory authorities;

•	maintaining an acceptable safety and adverse event profile of our products following approval;

•	achieving and maintaining compliance with all regulatory requirements applicable to our product candidates or any approved products;

•	making arrangements with third-party manufacturers for, or establishing, commercial manufacturing capabilities;

•	launching commercial sales of our products, if and when approved, whether alone or in collaboration with others;

•	obtaining and maintaining patent and trade secret protection and regulatory exclusivity, where available, for our product candidates;

•	the availability, perceived advantages, relative cost, relative safety and relative efficacy of alternative and competing treatments;

•	acceptance of our products, if and when approved, by patients, the medical community and third-party payors; and

•	the ability to raise additional capital on acceptable terms to achieve our goals.

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

The Hatch-Waxman Act. The provisions of Section 505(b)(2) of the Federal Food, Drug, and Cosmetic Act (FFDCA) were created, in part, to help avoid unnecessary duplication of studies already performed on a previously approved (“reference” or “listed”) drug; the section gives NDA applicants express permission to rely on data not developed or owned by the applicant. Indeed, an NDA filed under Section 505(b)(2) is one for which one or more of the investigations relied upon by the applicant for approval were not conducted by or for the applicant and for which the applicant has not obtained a right of reference or use from the person by or for whom the investigations were conducted. We are pursuing a Section 505(b)(2) regulatory strategy for our PF708 product candidate and we plan to reference Forteo (teriparatide), marketed by Eli Lilly for the treatment of osteoporosis, as our listed drug. It is possible that for one reason or another, we will not be able to establish that our PF708 product candidate is suitable for approval under the Section 505(b)(2) framework. In addition, to the extent we rely on certain data and information that was submitted to the FDA related to the safety of Forteo, the FDA will likely require any approved labeling for PF708 to include certain safety information that is included in the Forteo label, including contraindications, warnings, precautions and other safety information.

The owner of an NDA for a branded drug product must list with the FDA certain patents with claims that cover the applicant’s branded product. Each of the patents listed in the application for the drug is then published in the Orange Book. Any applicant who files a 505(b)(2) NDA referencing a drug listed in the Orange Book must certify to the FDA that: (1) no patent information on the drug product that is the subject of the application has been submitted to the FDA, referred to as a Paragraph I Certification; (2) such patent has expired, referred to as a Paragraph II Certification; (3) the date on which such patent expires, referred to as a Paragraph III Certification; or (4) such patent is invalid or will not be infringed upon by the manufacture, use or sale of the drug product for which the application is submitted, referred to as a Paragraph IV Certification.

The applicant may also elect to submit a “section viii” statement certifying that its proposed label does not contain, or carves out, any language regarding a patented method-of-use rather than certify to a listed method-of-use patent. An applicant submitting a Paragraph IV Certification must provide notice to each owner of the patent that is the subject of the certification and to the holder of the approved branded drug to which the 505(b)(2) application references. If the reference drug application holder and patent owners file a lawsuit directed to one of the Orange Book listed patents within 45 days of the receipt of the Paragraph IV Certification notice, the FDA is prohibited from approving the 505(b)(2) application until the earlier of 30 months from the receipt of the Paragraph IV Certification, expiration of the patent, settlement of the lawsuit, or a decision in the infringement case that is favorable to the applicant. Given the anticipated timing for submitting our 505(b)(2) NDA for PF708 and the expiration dates for patents currently listed in the Orange Book with Forteo, we likely will be making a Paragraph IV certification with regard to one of the patents, which means we may face litigation and a 30 month stay. It is possible that litigation will not be brought, or if brought will be resolved in less than 30 months, but if we are sued and the case is not resolved, we could face a delay in the launch of PF708, if it is approved. Non-Patent Exclusivity and Approval of Competing Products. Additionally, non-patent exclusivity provisions under the FFDCA can delay the submission or the approval of a 505(b)(2) application or an ANDA. For example, a pharmaceutical manufacturer may obtain five years of non-patent exclusivity upon NDA approval of a new chemical entity (NCE), which is a drug that contains an active moiety that has not been approved by the FDA in any other NDA. An “active moiety” is defined as the molecule or ion responsible for the drug substance’s physiological or pharmacologic action, excluding any part of the molecule that is a salt, ester, or non-covalent derivative. During the five-year exclusivity period, the FDA cannot accept for filing any 505(b)(2) application or any ANDA for the same active moiety; the FDA may accept an application for filing after four years if the 505(b)(2) or ANDA applicant makes a Paragraph IV Certification. An application or supplemental application for a drug that is not a new active moiety may obtain a three-year period of exclusivity for a particular condition of approval, or change to a marketed product, such as a new formulation for a previously approved product, if one or more new clinical trials, other than bioavailability or bioequivalence studies, was essential to the approval of the application and was conducted or sponsored by the applicant. Should this occur, the FDA would be precluded from approving any 505(b)(2) NDA or ANDA for the same condition of approval until after the three-year exclusivity period has run. However, unlike NCE exclusivity, the FDA can accept an application and begin the review process during the entire exclusivity period. We do not expect that PF708 will be subject to such exclusivity as all relevant exclusivity periods for the listed drug, Forteo, have expired.

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

We have in the past and may in the future experience delays in ongoing clinical trials for our product candidates, and we do not know whether future clinical trials, if any, will begin on time, need to be redesigned, enroll an adequate number of patients on time or be completed on schedule, if at all. The commencement or completion of clinical trials can be delayed or aborted for a variety of reasons, including delay or failure to:

•	generate sufficient preclinical, toxicology, or other in vivo or in vitro data to support the initiation of human clinical studies;

•	raise sufficient capital to fund a trial;

•	obtain regulatory approval, or feedback on trial design, necessary to commence a trial;

•	identify, recruit and train suitable clinical investigators;

•	reach agreement on acceptable terms with prospective CROs and clinical trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites;

•	obtain institutional review board (IRB) approval or Ethics Committee (EC) positive opinion, as applicable at each site;

•	identify, recruit, and enroll suitable patients to participate in a trial;

•	have patients complete a trial or return for post-treatment follow-up;

•	ensure clinical sites observe trial protocol or continue to participate in a trial;

•	address any patient safety concerns that arise during the course of a trial;

•	address any conflicts with new or existing laws or regulations;

•	add a sufficient number of clinical trial sites;

•	manufacture sufficient quantities of product candidate for use in clinical trials; and

•	avoid delays in manufacturing, testing, releasing, validating, or importing/exporting sufficient stable quantities of our product candidates for use in clinical studies, or the inability to do any of the foregoing.

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

We could also encounter delays if a clinical trial is suspended or terminated by us, by the IRBs or the ECs of the institutions in which such trials are being conducted, by the data safety monitoring board, for such trial or by the FDA or other regulatory authorities. Such authorities may suspend or terminate a clinical trial due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, inspection of the clinical trial operations or trial site by the FDA or other regulatory authorities resulting in the imposition of a clinical hold, unforeseen safety issues or adverse side effects, failure to demonstrate a benefit from using a drug, changes in governmental regulations or administrative actions or lack of adequate funding to continue the clinical trial.

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

We are actively working to develop multiple biosimilar, therapeutic equivalent products and vaccines, including our most advanced product candidates, PF708 and Px563L/RPA563. The cost to develop each biosimilar, proposed therapeutic equivalent drug, and vaccine product candidate could vary significantly and is highly dependent on the specific compound and the amount and type of clinical work that will be necessary for regulatory approval. There can be no assurance that our clinical work will be successful, or that regulatory authorities will not require additional clinical development beyond that which we have planned. Additionally, we may enter into alliances and collaborations to fund biosimilar and therapeutic equivalent product research and development activities, and the success of any such biosimilar or therapeutic equivalent product program may depend on our ability to realize the benefits under such arrangements. Due to events beyond our control or the risks identified herein, we may be unable to fund all or some of our internal biosimilar, therapeutic equivalent, and vaccine product research and development initiatives, which would have an adverse impact on our strategy and growth initiatives.

We intend to pursue market authorization globally when commercially appropriate. Since October 2005, the EU has had a regulatory framework for the approval of biosimilar products and as of March 31, 2018, forty-two biosimilar medicinal products, less three subsequently withdrawn, have been approved. In the United States, an abbreviated pathway for approval of biosimilar products was established by the BPCIA, enacted on March 23, 2010, as part of the ACA. The BPCIA established this abbreviated pathway under section 351(k) of the PHSA. Subsequent to the enactment of the BPCIA, the FDA issued draft guidance regarding the demonstration of biosimilarity as well as the submission and review of biosimilar applications. However, to date, only nine biosimilars have been approved by the FDA, and no biosimilar product has been designated as interchangeable to the reference drug. Moreover, market acceptance of biosimilar products in the U.S. is unclear. Numerous states are considering or have already enacted laws that regulate or restrict the substitution by state pharmacies of biosimilars for biological products already licensed by the FDA pursuant to BLAs, or “reference products.” Market success of biosimilar products will depend on demonstrating to patients, physicians, payors, and relevant authorities that such products are safe and efficacious compared to other existing products.

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

Biosimilar products may also be subject to extensive patent clearances and patent infringement litigation, which will likely delay and could prevent the commercial launch of a product. Moreover, the BPCIA prohibits the FDA from accepting an application for a biosimilar candidate to a reference product within four years of the reference product’s licensure by the FDA. In addition, the BPCIA provides innovative biologics with 12 years of exclusivity from the date of their licensure, during which time the FDA cannot approve any application for a biosimilar candidate to the reference product. Although unsuccessful, there have been efforts in the past to reduce the exclusivity period to 7 years. We cannot predict whether similar efforts will be made in the future, or if any such efforts may succeed.

The BPCIA is complex and continues to be interpreted and implemented by the FDA. As a result, its ultimate impact, implementation, and meaning is subject to significant uncertainty. Future implementation decisions by the FDA could result in delays in the development or commercialization of our product candidates or increased costs to assure regulatory compliance, and could adversely affect our operating results by restricting or significantly delaying our ability to market new biosimilar products. In the EEA, holders of marketing authorizations of reference products (for which a marketing authorization was applied for under the centralized procedure after November 20, 2005, or under the Decentralized, Mutual Recognition and national procedures, after October 30, 2005) enjoy eight years of data exclusivity during which a generic or hybrid medicinal product or biosimilar marketing authorization applicant cannot rely on the preclinical and clinical data included in the reference product’s dossier, and 10 years of marketing exclusivity during which a generic or hybrid medicinal product or biosimilar of the reference product cannot be placed in the EEA market. The 10 year marketing exclusivity period can be extended to a maximum of 11 years if, during the first eight years of those 10 years, the marketing authorization holder obtains an authorization for one or more new therapeutic indications which, during the scientific evaluation prior to their authorization, are held to bring a significant clinical benefit in comparison with existing therapies. The data and marketing exclusivity periods start from the date of the initial authorization, which for reference medicinal products authorized through the Centralized Procedure is the date of notification of the marketing authorization decision to the marketing authorization holder of the reference product.

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

PF708, similar to Forteo, is made recombinantly using living cells. In October 2017, however, the FDA issued a draft guidance document that identified standards by which chemically manufactured, or synthetic, versions of Forteo may be approved under the 505(j), or Abbreviated New Drug Application (ANDA), regulatory pathway, which would not require the conduct of a comparative clinical trial in patients for approval of the product. In addition, the FDA has rejected two citizen petitions that sought to prohibit approval of an ANDA for a synthetic version of Forteo. The availability of the ANDA regulatory pathway for synthetic versions of Forteo may result in additional competition for PF708. Additionally, products approved under the ANDA pathway are considered generic drugs, and generally are approved as therapeutic equivalents to the reference product, and therefore may be automatically substituted for the reference listed drug, depending on health care statutes and policies within each of the 50 states. The potential automatic substitution status of these generic products may adversely affect our ability to generate revenue with PF708 after regulatory approval.

If we do not obtain a therapeutic equivalence designation for PF708 from the FDA, our business may suffer.

We are developing PF708 under the 505(b)(2) regulatory pathway in the United States. Additionally, we have received guidance from the FDA on requirements for a therapeutic equivalence designation, which may allow automatic substitution for the reference listed drug, depending on health care statutes and policies within each of the 50 states. Even with FDA guidance on the requirements, however, demonstrating therapeutic equivalence may prove difficult, and we may receive regulatory approval without obtaining therapeutic equivalence designation from the FDA, an outcome that could adversely affect our ability to generate revenue from PF708, if approved.

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

In order to market our products in the EU, the United States and other jurisdictions, we or our collaboration partner must obtain separate regulatory approvals and comply with numerous and varying regulatory requirements. The European Medicines Agency is responsible for the assessment of centralized marketing authorization applications for human medicines. This procedure results in a single marketing authorization granted by the European Commission that is valid in all European Union Member States, as well as in Iceland, Liechtenstein and Norway. The time required to obtain approval abroad may differ from that required to obtain FDA approval. The foreign regulatory approval process may include all of the risks associated with obtaining FDA approval and we may not obtain foreign regulatory approvals on a timely basis, if at all. Approval by the FDA does not ensure approval by regulatory authorities in other countries, and approval by one foreign regulatory authority does not ensure approval by regulatory authorities in other foreign countries or by the FDA. We may not be able to file for regulatory approvals and may not receive necessary approvals to commercialize our products within the United States or in any market outside the United States. Failure to obtain these approvals would materially and adversely affect our business, financial condition and results of operations.

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

Any regulatory approvals that we and our collaboration partner receive for PF708 or any of our other product candidates may be subject to limitations on the approved indicated uses for which the product may be marketed or on other conditions of approval, or contain requirements for potentially costly post-marketing testing, including Phase 4 trials, and surveillance to monitor the safety and efficacy or the safety, purity, and potency of the product candidate. We will be required to promptly report any serious and unexpected adverse events and certain quality or production problems with our products to regulatory authorities, as well as submit other periodic reports. Any new legislation addressing drug or biologic product safety issues could result in delays in product development or commercialization, or increased costs to assure compliance. We and our collaboration partner will have to comply with requirements concerning advertising and promotion for our products. Promotional communications with respect to prescription drug and biologic products are subject to a variety of legal and regulatory restrictions and must be consistent with the information in the product’s approved labeling. As such, we will not be allowed to promote our products for indications or uses for which they do not have approval. The holder of an approved NDA, BLA, 351(k) application or marketing authorization application must submit new or supplemental applications and obtain prior approval for certain changes to the approved product, product labeling, or manufacturing process. We could also be asked to conduct post-marketing clinical studies to verify the safety and efficacy of our products in general or in specific patient subsets. An unsuccessful post-marketing study or failure to complete such a study could result in penalties or other adverse consequences, up to and including potential withdrawal of marketing approval.

If a regulatory agency discovers previously unknown problems with a product, such as adverse events of unanticipated severity or frequency, or problems with the facility where the product is manufactured or disagrees with the promotion, marketing or labeling of a product, or if we or our collaboration partner fail to comply with applicable continuing regulatory requirements, such regulatory agency may impose restrictions on that product or us, including requiring withdrawal of the product from the market. If we or our collaboration partner fail to comply with applicable regulatory requirements, a regulatory agency or enforcement authority may subject us to administrative or judicially imposed sanctions or other actions, including, among other things:

•	adverse publicity, fines or warning letters;

•	mandated modifications to promotional materials or requirements to provide corrective information to healthcare practitioners;

•	a consent decree, which can include imposition of various fines, reimbursements for inspection costs, required due dates for specific actions and penalties for noncompliance;

•	civil or criminal penalties;

•	injunctions;

•	suspending or withdrawing regulatory approval;

•	suspending any of our ongoing clinical studies;

•	refusing to approve pending applications or supplements to approved applications submitted by us;

•	imposing restrictions on our operations, including suspending or closing our contract manufacturers’ facilities; or

•	seizing or detaining products, or requiring a product recall.

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

Although we currently do not have any products on the market, if PF708 or any of our other product candidates are approved and we begin commercialization, we will be subject to healthcare regulation and enforcement by the federal government and the states and EEA and other foreign governments in which we conduct our business. These laws include, without limitation, state and federal, as well as EEA and other foreign, anti-kickback, fraud and abuse, false claims, privacy and security and physician sunshine laws and regulations, such as the following:

•	The U.S. federal Anti-Kickback Statute prohibits, among other things, persons or entities from knowingly and willfully soliciting, offering, receiving or paying any remuneration, directly or indirectly, overtly or covertly, in cash or in kind, to induce or reward either the referral of an individual for, or the purchase, lease, order, or arranging for or recommending the purchase, lease or order of, any good or service, for which payment may be made, in whole or in part, under federal healthcare programs such as Medicare and Medicaid. Remuneration has been broadly defined to include anything of value, including cash, improper discounts, and free or reduced price items and services. A person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation. This statute has been interpreted to apply to arrangements between pharmaceutical companies on one hand and Medicare patients, prescribers, purchasers and formulary managers on the other. In addition, the government may assert that a claim including items or services resulting from a violation of the federal anti-kickback statute constitutes a false or fraudulent claim for purposes of the federal civil False Claims Act. Although there are a number of statutory exemptions and regulatory safe harbors protecting certain common manufacturer business arrangements and activities from prosecution and administrative sanction, the exemptions and safe harbors are drawn narrowly, and practices or arrangements that involve remuneration may be subject to scrutiny if they do not qualify for an exemption or safe harbor. Our practices may not in all cases meet all of the criteria for safe harbor protection, and therefore would be subject to a facts and circumstances analysis to determine potential Anti-Kickback Statute liability.

•	The U.S. civil False Claims Act (which can be enforced through “qui tam,” or whistleblower actions, by private citizens on behalf of the federal government) prohibits any person from, among other things, knowingly presenting, or causing to be presented false or fraudulent claims for payment of government funds or knowingly making, using or causing to be made or used, a false record or statement material to an obligation to pay money to the government or knowingly and improperly avoiding, decreasing or concealing an obligation to pay money to the U.S. federal government. Many pharmaceutical and other healthcare companies have been investigated or subject to lawsuits by whistleblowers and have reached substantial financial settlements with the federal government under the False Claims Act for a variety of alleged improper marketing activities, including providing free product to customers with the expectation that the customers would bill federal programs for the product; providing consulting fees, grants, free travel, and other benefits to physicians to induce them to prescribe the company’s products; and inflating prices reported to private price publication services, which are used to set drug reimbursement rates under government healthcare programs. In addition, the government and private whistleblowers have pursued False Claims Act cases against pharmaceutical companies for causing false claims to be submitted as a result of the marketing of their products for unapproved uses. Pharmaceutical and other healthcare companies also are subject to other federal false claim laws, including federal criminal healthcare fraud and false statement statutes that extend to non-government health benefit programs.

•	The U.S. federal Health Insurance Portability and Accountability Act of 1996, as amended, or HIPAA, imposes criminal and civil liability for, among other things, knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program (which includes both government and privately funded benefits programs), or knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false statement, in connection with the delivery of, or payment for healthcare benefits, items or services by a healthcare benefit program.

•	The majority of states have adopted analogous laws and regulations, including state anti-kickback and false claims laws, that may apply to our business practices, including but not limited to, research, distribution, sales and marketing arrangements and claims involving healthcare items or services reimbursed by any third-party payer, including private insurers. Other states have adopted laws that, among other things, require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the U.S. federal government, or otherwise restrict payments that may be made to healthcare providers and other potential referral sources; and state laws and regulations that require drug manufacturers to file reports relating to pricing and marketing information, which requires tracking gifts and other remuneration and items of value provided to healthcare professionals and entities.

•	The Physician Payments Sunshine Act, implemented as the Open Payments program, and its implementing regulations, require certain manufacturers of drugs, devices, biologics and medical supplies that are reimbursable under Medicare, Medicaid, or the Children’s Health Insurance Program to report annually to Centers for Medicare & Medicaid Services information related to certain payments made in the preceding calendar year and other transfers of value to physicians and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members.

Additionally, the Health Insurance Portability and Accountability Act of 1996, as amended by the Health Information Technology for Economic and Clinical Health Act, or HIPAA, and its implementing regulations also impose certain obligations,including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of individually identifiable health information and impose notification obligations in the event of a breach of the privacy or security of individually identifiable health information. Further, numerous federal and state laws and regulations that address privacy and data security, including state data breach notification laws, state health information privacy laws, and federal and state consumer protection laws (e.g., Section 5 of the Federal Trade Commission Act, or FTC Act), govern the collection, use, disclosure and protection of health-related and other personal information, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

The shifting commercial compliance environment and the need to build and maintain robust and expandable systems to comply with different compliance and/or reporting requirements in multiple jurisdictions increase the possibility that a healthcare company may violate one or more of the requirements. If our operations are found to be in violation of any of such laws or any other governmental regulations that apply to us, we may be subject to penalties, including, without limitation, civil and criminal penalties, damages, fines, the curtailment or restructuring of our operations, exclusion from participation in federal and state healthcare programs and imprisonment, any of which could adversely affect our ability to operate our business and our financial results. Although compliance programs can mitigate the risk of investigation and prosecution for violations of these laws, the risks cannot be entirely eliminated. Any action against us for violation of these laws, even if we successfully defend against it, could cause us to incur significant legal expenses and divert our management’s attention from the operation of our business. Moreover, achieving and sustaining compliance with applicable federal and state privacy, security and fraud laws may prove costly.

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

We also may be subject to healthcare privacy and data privacy laws and regulations, and violations of these laws could result in government enforcement actions and create liability for us, private litigation and/or adverse publicity that could negatively affect our business.

We may be subject to laws and regulations covering data privacy and the protection of health-related and other personal information. The legislative and regulatory landscape for privacy and data protection continues to evolve, and there has been an increasing focus on privacy and data protection issues which may affect our business. Numerous federal and state laws and regulations, including state security breach notification laws, state health information privacy laws and federal and state consumer protection laws, govern the collection, use, disclosure, and protection of personal information. Failure to comply with such laws and regulations could result in government enforcement actions and create liability for us (including the imposition of significant penalties), private litigation and/or adverse publicity that could negatively affect our business. In addition, healthcare providers who prescribe our products and research institutions we collaborate with are subject to privacy and security requirements under HIPAA. Although we are not directly subject to HIPAA other than with respect to providing certain employee benefits, we potentially could be subject to criminal penalties if we knowingly obtain or disclose individually identifiable health information maintained by a HIPAA-covered entity in a manner that is not authorized or permitted by HIPAA.

Legislative or regulatory healthcare reforms in the United States may make it more difficult and costly for us to obtain regulatory approval of PF708, Px563L/RPA563 or any other product candidates and to produce, market, and distribute our products after approval is obtained, if any.

From time to time, legislation is drafted and introduced in Congress that could significantly change the statutory provisions governing the regulatory approval, manufacturing, and marketing of regulated products or the reimbursement thereof. In addition, FDA regulations and guidance may be revised or reinterpreted by the FDA in ways that may significantly affect our business and our products. Any new regulations or guidance, or revisions or reinterpretations of existing regulations or guidance, may impose additional costs or lengthen FDA review times for PF708, Px563L/RPA563 or any other product candidates. We cannot determine how changes in regulations, statutes, policies, or interpretations when and if issued, enacted or adopted, may affect our business in the future. Such changes could require substantial time and impose significant costs, and could materially harm our business and our financial results. In addition, delays in receipt of or failure to receive regulatory clearances or approvals for any other products would harm our business, financial condition, and results of operations.

If efforts by manufacturers of reference products to delay or limit the use of biosimilars and therapeutic equivalent products are successful, our sales of biosimilar and other therapeutic equivalent products may suffer.

Many manufacturers of reference products have increasingly used legislative, regulatory and other means in attempts to delay regulatory approval of and competition from biosimilars and therapeutic equivalent products. These efforts have included sponsoring legislation to prevent pharmacists from substituting biosimilars for prescribed reference products or to make such substitutions more difficult by establishing notification, recordkeeping, and/or other requirements, as well as seeking to prevent manufacturers of biosimilars from referencing the branded products in biosimilar product labels and marketing materials. If these or other efforts to delay or block competition are successful, we may be unable to sell our biosimilar and therapeutic equivalent product candidates, which could have a material adverse effect on our sales and profitability.

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

In March 2010, the ACA, as amended by the Health Care and Education Reconciliation Act, was enacted with a goal of reducing the cost of healthcare and substantially changing the way healthcare is financed by both government and private insurers. The ACA, among other things, subjected biologic products to potential competition by lower-cost biosimilars and follow-on products, implemented new price reporting requirements for drugs that are inhaled, infused, instilled, implanted or injected, increased the minimum Medicaid rebates owed by manufacturers under the Medicaid Drug Rebate Program and extended the rebate program to individuals enrolled in Medicaid managed care organizations, added new entity types eligible for participation in the Public Health Service’s 340B drug pricing program, established annual fees and taxes on manufacturers of certain prescription drugs, and created a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 50% point-of-sale discounts off negotiated prices of applicable reference product drugs to eligible beneficiaries during their coverage gap period as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D. The Bipartisan Budget Act of 2018 increased such manufacturer point-of-sale discounts in the Medicare Part D coverage gap discount program to 70% beginning in 2019.

Other legislative changes have been proposed and adopted in the U.S. since the ACA was enacted. On August 2, 2011, the Budget Control Act of 2011 created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. This included aggregate reductions of Medicare payments to providers of 2% per fiscal year, which went into effect on April 1, 2013 and will stay in effect through 2025 unless additional Congressional action is taken. On January 2, 2013, the American Tax Payer Relief Act of 2012 was signed into law, which, among other things, further reduced Medicare payments to several providers, including hospitals. We expect that additional healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal, state and foreign governments will pay for healthcare products and services, which could result in reduced demand for our products, if approved, or additional pricing pressures. Furthermore, certain legislative changes to and regulatory changes under the ACA have occurred in the 115th U.S. Congress and under the Trump Administration. For example, the Bipartisan Budget Act of 2018 will sunset the exclusion of biosimilars from the Medicare Part D coverage gap discount program beginning in 2019. The impact of these changes on us and potential effect on biosimilar manufacturing industry as a whole is currently unknown. Additional legislative changes to and regulatory changes under the ACA remain possible. Any additional changes to the ACA may have an impact on our results of operations, and may have a material adverse effect on our results of operations. We cannot predict what other healthcare programs and regulations will ultimately be implemented at the federal or state level or the effect of any future legislation or regulation in the United States may have on our business.

If we successfully commercialize any of our products, we may participate in the Medicaid Drug Rebate program. Participation is required for federal funds to be available for our covered outpatient drugs under Medicaid and, if applicable, Medicare Part B. Under the Medicaid Drug Rebate Program, we would be required to pay a rebate to each state Medicaid program for our covered outpatient drugs that are dispensed to Medicaid beneficiaries and paid for by a state Medicaid program as a condition of having federal funds being made available to the states for our drugs under Medicaid and, if applicable, Part B of the Medicare program.

Federal law requires that any company that participates in the Medicaid Drug Rebate Program also participate in the Public Health Service’s 340B drug pricing program in order for federal funds to be available for the manufacturer’s drugs under Medicaid and Medicare Part B. The 340B drug pricing program requires participating manufacturers to agree to charge statutorily-defined covered entities no more than the 340B “ceiling price” for the manufacturer’s covered outpatient drugs. These 340B covered entities include a variety of community health clinics and other entities that receive health services grants from the Public Health Service, as well as hospitals that serve a disproportionate share of low-income patients.

In addition, in order to be eligible to have its products paid for with federal funds under the Medicaid and Medicare Part B programs and purchased by certain federal agencies and grantees, a manufacturer also must participate in the U.S. Department of Veterans Affairs, or VA, Federal Supply Schedule, or FSS, pricing program. Under this program, the manufacturer is obligated to make its innovator and single source products available for procurement on an FSS contract and charge a price to four federal agencies, VA, U.S. Department of Defense, or DoD, Public Health Service and U.S. Coast Guard, that is no higher than the statutory Federal Ceiling Price. Moreover, pursuant to regulations issued by the DoD Defense Health Agency to implement Section 703 of the National Defense Authorization Act for Fiscal Year 2008, manufacturers are required to provide rebates on utilization of their innovator and single source products that are dispensed to TRICARE beneficiaries by TRICARE network retail pharmacies. The requirements under the Medicaid Drug Rebate, 340B, FSS, and TRICARE programs could reduce the revenue we may generate from any products that are commercialized in the future and could adversely affect our business and operating results.

If we successfully commercialize any of our product candidates and if we participate in the Medicaid drug rebate program or other governmental pricing programs, failure to comply with reporting and payment obligations under these programs could result in additional reimbursement requirements, penalties, sanctions, and fines which could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

The Medicaid Drug Rebate Program and other governmental pricing programs require participating manufacturers to report pricing data to various government agencies. Pricing calculations vary among products and programs and include average manufacturer price and best price for the Medicaid Drug Rebate Program, average sales price for certain categories of drugs that are paid under Part B of the Medicare program, and non-federal average manufacturer price for the VA FSS pricing program. If we successfully commercialize any of our products and participate in such governmental pricing programs, we will be liable for errors associated with our submission of pricing data. That liability could be significant. For example, if we are found to have knowingly submitted false average manufacturer price, average sales price, best price, or non-federal average manufacturer price information to the government, or fail to timely submit such information, we may be liable for significant civil monetary penalties. The foregoing also could be grounds for other sanctions, such as termination from the Medicaid Drug Rebate Program.

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

Our ability to market our biosimilar product candidates in the United States may be significantly delayed or prevented by the BPCIA patent dispute resolution mechanism.

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

Biosimilar companies such as ours have the option of applying for U.S. regulatory approval for our products under either a traditional 351(a) BLA approval route, or under the 351(k) approval route established by the BPCIA. The factors underpinning such a decision are extremely complex and involve, among other things, balancing legal risk (in terms of, e.g., the degree and timing of exposure to potential patent litigation by the originator) versus regulatory risks (in terms of, e.g., the development costs and the differing scope of regulatory approval that may be afforded under 351(a) versus 351(k)).

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

Moreover, the disclosure process set forth in the process outlined above, which is directed to disclosure by the biosimilar applicant of not only its regulatory application but also the applicant’s manufacturing process, has the potential to afford originators an easier path than traditional infringement litigation for developing any factual grounds they may require to support allegations of infringement. The rules established in the BPCIA’s patent dispute procedures (versus the rules governing traditional patent infringement litigation) place biosimilar firms at a significant disadvantage by affording originators a much easier mechanism for factual discovery, thereby increasing the risk that a biosimilar product could be blocked from the market more quickly than under traditional patent infringement litigation processes. However, a June 12, 2017 decision by the United States Supreme Court held that no injunction is available under federal law to force compliance with the patent exchange and patent briefing process. The Supreme Court remanded the case to the Federal Circuit to answer: (1) whether an injunction is available under state law; and (2) whether such a state-law injunction is preempted by federal law. The Federal Circuit recently held that the “BPCIA preempts state law remedies for an applicant’s failure to comply with § 262(l)(2)(A).”

Preparing for and conducting the patent exchange, briefing and negotiation process outlined above will require extraordinarily sophisticated legal counseling and extensive planning, all under extremely tight deadlines. Moreover, it may be difficult for us to secure such legal support if large, well-funded originators have already entered into engagements with highly qualified law firms or if the most highly qualified law firms choose not to represent biosimilar applicants due to their long-standing relationships with originators. Furthermore, we could be at a serious disadvantage in this process as an originator company may be able to apply substantially greater legal and financial resources to this process than we could.

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

In October 2014, Amgen filed suit in federal district court against Sandoz alleging that Sandoz unlawfully refused to follow the patent resolution provisions of the BPCIA in connection with Sandoz’ July 2014 regulatory approval application under 351(k) for its Neupogen® (filgrastim) biosimilar, Zarxio®. Amgen sought declaratory and injunctive relief. Following litigation at the federal district court and appeals to the Federal Circuit, on February 16, 2016, Sandoz petitioned the United States Supreme Court for certiorari review of the Federal Circuit decision that biosimilar applicants must wait until FDA approval before providing 180-day notice and Amgen filed a cross petition to review the decision that the patent exchange and briefing process is optional. On June 12, 2017, the Supreme Court issued a unanimous opinion in Amgen v. Sandoz holding that notice of commercial marketing may be given prior to FDA approval of the biosimilar product. The Court also held that no injunction is available under federal law to force compliance with the patent exchange and patent briefing process. The Court remanded the case to the Federal Circuit to answer: (1) whether an injunction is available under state law; and (2) whether such a state-law injunction is preempted by federal law. On December 14, 2017, the Federal Circuit affirmed the dismissal of Amgen’s unfair competition and conversion claims and that Amgen’s state law claims are preempted on both field and conflict grounds. In particular, the Federal Circuit noted that the “BPCIA preempts state law remedies for an applicant’s failure to comply with § 262(l)(2)(A).”

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

We intend to market our products outside of the United States, and we will be subject to the risks of doing business outside of the United States.

Because we intend to market our product candidates, if approved, outside of the United States, our business is subject to risks associated with doing business outside of the United States. Accordingly, our business and financial results in the future could be adversely affected due to a variety of factors, including:

•	efforts to develop an international sales, marketing and distribution organization may increase our expenses, divert our management’s attention from the acquisition or development of product candidates or cause us to forgo profitable licensing opportunities in these geographies;

•	changes in a specific country’s or region’s political and cultural climate or economic condition;

•	unexpected changes in foreign laws and regulatory requirements;

•	difficulty of effective enforcement of contractual provisions in local jurisdictions;

•	inadequate intellectual property protection in foreign countries;

•	trade-protection measures, import or export licensing requirements such as Export Administration Regulations promulgated by the U.S. Department of Commerce and fines, penalties or suspension or revocation of export privileges;

•	the effects of applicable foreign tax structures and potentially adverse tax consequences; and

•	significant adverse changes in foreign currency exchange rates.

Moreover, our partners and third party contractors located outside the U.S. may have inadequate compliance programs or may fail to respect the laws and guidance of the territories in which they operate. Even if we are not determined to have violated these laws, government investigations into these issues typically require the expenditure of significant resources and generate negative publicity, which could also have an adverse effect on our business, financial condition and results of operations.

Risks Relating to Owning Our Common Stock

The market price of our stock may fluctuate significantly, and investors may have difficulty selling their shares.

Our stock is currently traded on NYSE American, but we can provide no assurance that we will be able to maintain an active trading market on NYSE American or any other exchange in the future. The trading volume of our stock tends to be low relative to our total outstanding shares, and we have several stockholders who hold substantial blocks of our stock. As of March 31, 2018, we had 23,583,585 shares of common stock outstanding, and stockholders holding at least 5% of our stock, individually or with affiliated persons or entities, collectively beneficially owned or controlled approximately 51% of such shares. Sales of large numbers of shares by any of our large stockholders could adversely affect our trading price, particularly given our relatively small historic trading volumes. If stockholders holding shares of our common stock sell, indicate an intention to sell, or if it is perceived that they will sell, substantial amounts of their common stock in the public market, the trading price of our common stock could decline.

Since shares of our common stock were sold in our initial public offering in July 2014 at a price of $6.00 per share, our stock price has ranged from $2.07 to $24.41 through March 31, 2018. In addition to the factors discussed in this “Risk Factors” section and elsewhere in this quarterly report on Form 10-Q, factors that may cause volatility in our share price include:

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

We may from time to time issue additional shares of common stock at a discount from the current trading price of our common stock. As a result, our stockholders would experience immediate dilution upon the purchase of any shares of our common stock sold at such discount. Any such future issuance, including any issuances pursuant to our “at the market” equity offering program under our sales agreement with William Blair, could result in substantial dilution to our existing stockholders and could cause our stock price to decline. In addition, as opportunities present themselves, we may enter into financing or similar arrangements in the future, including the issuance of debt securities, preferred stock or common stock. If we issue common stock or securities convertible into common stock, our common stockholders would experience additional dilution and, as a result, the market price of our common stock may decline.

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

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act (JOBS Act) enacted in April 2012, and may remain an “emerging growth company” for up to five years following the completion of our initial public offering, although, if we have more than $1.07 billion in annual revenue, if the market value of our common stock that is held by non-affiliates exceeds $700 million as of December 31 of any year, or we issue more than $1.0 billion of non-convertible debt over a three-year period before the end of that five-year period, we would cease to be an “emerging growth company” as of the following December 31. For as long as we remain an “emerging growth company,” we are permitted and intend to rely on exemptions from certain disclosure requirements that are applicable to other public companies that are not “emerging growth companies.” These exemptions include:

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

In connection with our audit committee investigation, which concluded in the first quarter of 2017, we concluded that we had a material weakness relating to our former chief executive officer’s failure to set an appropriate “tone-at-the-top.” While we have designed and implemented measures that we believe address this material weakness, we continue to develop our internal controls, processes and reporting systems. However, completion of remediation does not provide assurance that our controls will operate properly or that our financial statements will be free from error. There may be undetected material weaknesses in our internal control over financial reporting, as a result of which we may not detect financial statement errors on a timely basis.

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

We expect to generate a tax net operating loss for 2018. The 2017 net operating loss carryforwards are available to offset future taxable income, if any, until such unused losses expire. Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change,” generally defined as a greater than 50 percentage point change (by value) in its equity ownership by certain stockholders over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards, or NOLs, and other pre-change tax attributes (such as research tax credits) to offset its post-change income or taxes may be limited. We may experience ownership changes in the future as a result of shifts in our stock ownership. As a result, if or when we earn net taxable income, our ability to use our pre-change NOLs to offset such taxable income may be subject to limitations. Similar provisions of state tax law may also apply to limit our use of accumulated state tax attributes. As a result, even if we attain profitability, we may be unable to use a material portion of our NOLs and other tax attributes, which could adversely affect our future cash flows.

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

As of March 31, 2018, our executive officers, directors and stockholders who owned more than 5% of our outstanding common stock and their respective affiliates beneficially owned or controlled approximately 53% of the outstanding shares of our common stock. Accordingly, these executive officers, directors and stockholders and their respective affiliates, acting as a group, have substantial influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets or any other significant corporate transactions. These stockholders may therefore delay or prevent a change of control of us, even if such a change of control would benefit our other stockholders. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.

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

We have broad discretion in the use of the net proceeds from our public offerings, including our “at the market” offering, and may not use them effectively.

We have broad discretion as to how to spend and invest the proceeds from our public offerings, including our “at-the-market” offering with William Blair, and we may spend or invest these proceeds in a way with which our stockholders disagree. Accordingly, investors will need to rely on our judgment with respect to the use of these proceeds and these uses may not yield a favorable return to our stockholders. In addition, until the net proceeds are used, they may be placed in investments that do not produce significant income or that may lose value.

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

(b) Issuer Purchases of Equity Securities

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

PFENEX INC.

Dated: May 10, 2018	By:	/s/ Evert B. Schimmelpennink
Evert B. Schimmelpennink
Chief Executive Officer, President and Secretary
(Principal Executive Officer)

Dated: May 10, 2018	By:	/s/ Susan A. Knudson
Susan A. Knudson
Chief Financial Officer
(Principal Financial Officer)