Form 10-K/A
period 2017-12-31
Pfenex Inc.
filed 2018-06-06
CIK 1478121

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for its 2018 Annual Meeting of Stockholders are incorporated by reference in Part III of this Annual Report on Form 10-K where indicated. Such Proxy Statement was filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2017.

EXPLANATORY NOTE

Pfenex Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-K/A (“Amendment”) to amend its Annual Report on Form 10-K for the year ended December 31, 2017 (the “Form 10-K”), which was originally filed with the Securities and Exchange Commission on March 15, 2018. The purpose of this Amendment is to refile Exhibit 10.68, which was originally filed with the Form 10-K, with revised redactions in response to comments received from the staff of the Securities and Exchange Commission on the confidential treatment request filed by the Company with respect to Exhibit 10.68.

This Amendment speaks as of the original filing date and does not reflect events occurring after the filing of the Form 10-K or modify or update disclosures that may be affected by subsequent events. No revisions are being made to the Company’s financial statements or any other disclosure contained in the Form 10-K.

This Amendment is an exhibit-only filing. Except for the changes to Exhibit 10.68, this Amendment does not otherwise update any exhibits as originally filed or previously amended.

In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), new certifications by the Company’s principal executive officer and principal financial officer are filed herewith as exhibits to this Amendment pursuant to Rule 13a-14(a) and 15d-14(a) of the Exchange Act. The Company is not including certifications pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350) as no financial statements are being filed with this Amendment.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) The following documents are filed as part of this report:

1. Financial Statements

The consolidated financial statements of the Company were previously submitted with the original filing of this Form 10-K.

2. Financial Statement Schedules

The financial statement schedules required under this item were previously submitted with the original filing of this Form 10-K. All other schedules have been omitted because they are not required, not applicable, or the required information is otherwise included.

3. Exhibits

The documents listed in the Exhibit Index of this Amendment are incorporated by reference or are filed with this report, in each case as indicated therein (numbered in accordance with Item 601 of Regulation S-K).

EXHIBIT INDEX

Exhibit Number	Description	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of the Registrant.	8-K	001-36540	3.2	July 29, 2014

3.2	Amended and Restated Bylaws of the Registrant.	S-1	333-196539	3.3	June 5, 2014

4.1	Specimen Stock Certificate.	S-1/A	333-196539	4.1	June 23, 2014

4.2	Investors’ Rights Agreement, dated December 1, 2009, as amended, by and among the Registrant and the investors named therein.	S-1/A	333-196539	4.2	July 7, 2014

4.3	Amended and Restated Subscription Agreement, dated May 2, 2014.	S-1	333-196539	4.3	June 5, 2014

10.1+	2009 Equity Incentive Plan and form of award thereunder.	S-1	333-196539	10.1	June 5, 2014

10.2+	Amended and Restated 2014 Equity Incentive Plan and form of award thereunder.	8-K	001-36540	10.1	May 8, 2017

10.3+	2014 Employee Stock Purchase Plan.	S-1/A	333-196539	10.3	July 7, 2014

10.4+	2016 Inducement Equity Incentive Plan and forms of award thereunder.	10-Q	001-36540	10.4	November 9, 2016

10.5	Form of Indemnification Agreement.	S-1	333-196539	10.4	June 5, 2014

10.6	Lease Agreement, dated June 22, 2010, between the Registrant and BRS-Tustin Safeguard Associates II, LLC.	S-1	333-196539	10.5	June 5, 2014

10.7	First Amendment to Multi-Tenant Industrial/Commercial Lease dated September 4, 2014 between the Registrant and BRS-Tustin Safeguard Associates II, LLC.	8-K	001-36540	10.1	September 25, 2014

10.8	Second Amendment to Multi-Tenant Industrial/Commercial Lease dated November 19, 2015 between the Registrant and BRS-Tustin Safeguard Associates II, LLC.	10-K	001-36540	10.7	March 10, 2016

Exhibit Number	Description	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date

10.9	Third Amendment to Multi-Tenant Industrial/Commercial Lease dated February 24, 2016 between the Registrant and BRS-Tustin Safeguard Associates II, LLC.	10-Q	001-36540	10.2	May 9, 2016

10.10†	Joint Development & License Agreement, dated December 31, 2012, between the Registrant and Agila Biotech Private Limited.	S-1/A	333-196539	10.6	June 25, 2014

10.11†	Joint Venture Agreement, dated March 7, 2013, between the Registrant and Agila Biotech Private Limited.	S-1/A	333-196539	10.7	June 25, 2014

10.12	Termination Agreement by and between the Registrant and Stelis Biopharma Private Limited, dated August 8, 2017.	10-Q	001-36540	10.3	August 9, 2017

10.13†	Technology License Agreement, dated November 30, 2009, between the Registrant and The Dow Chemical Company.	S-1/A	333-196539	10.8	June 25, 2014

10.14	Grant Back License Agreement, dated November 30, 2009, between the Registrant and The Dow Chemical Company.	S-1	333-196539	10.9	June 5, 2014

10.15	Technology Assignment Agreement, dated November 30, 2009, between the Registrant and The Dow Chemical Company.	S-1	333-196539	10.10	June 5, 2014

10.16	Contribution Assignment and Assumption Agreement, dated November 30, 2009, between the Registrant and The Dow Chemical Company.	S-1	333-196539	10.11	June 5, 2014

10.17†	Subcontract Agreement, effective September 11, 2009, between the Registrant, as assignee of The Dow Chemical Company, and Science Applications International Corporation.	S-1/A	333-196539	10.12	June 25, 2014

Exhibit Number	Description	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date

10.18†	Subcontract Agreement, Modification 21, effective September 12, 2014, between the Registrant, as assignee of The Dow Chemical Company, and Science Applications International Corporation.	10-Q	001-36540	10.4	November 14, 2014

10.19†	Cost Plus Fixed Fee Agreement, dated July 30, 2010, as amended December 18, 2014, between the Registrant and the United States Department of Health and Human Services.	10-K	001-36540	10.15	March 16, 2015

10.20	Modification No. 11, effective January 5, 2015, to Contract Agreement dated July 30, 2010, between the Registrant and the United States Department of Health and Human Services	10-Q	001-36540	10.6	May 14, 2015

10.21	Modification No. 12, effective May 5, 2015, to Contract Agreement dated July 30, 2010, between the Registrant and the United States Department of Health and Human Services.	10-Q	001-36540	10.1	August 13, 2015

10.22	Modification No. 13, effective July 23, 2015, to Contract Agreement dated July 30, 2010, between the Registrant and the United States Department of Health and Human Services.	10-Q	001-36540	10.2	November 13, 2015

10.23†	Modification No. 14, effective October 20, 2015, to Contract Agreement dated July 30, 2010, between the Registrant and the United States Department of Health and Human Services.	10-K	001-36540	10.20	March 10, 2016

10.24†	Modification No. 15, effective March 14, 2016, to Contract Agreement dated July 30, 2010, between the Registrant and the United States Department of Health and Human Services.	10-Q	001-36540	10.4	May 9, 2016

10.25	Credit Agreement, dated May 1, 2012, as amended, between the Registrant and Wells Fargo Bank, National Association.	S-1	333-203418	10.16	April 15, 2015

10.26	Third Amendment to Credit Agreement, dated December 11, 2014, between the Registrant and Wells Fargo Bank, National Association.	10-K	001-36540	10.17	March 16, 2015

10.27	Amended and Restated Credit Agreement, dated July 1, 2015, between the Registrant and Wells Fargo Bank, National Association.	8-K	001-36540	10.1	July 6, 2015

10.28	First Amendment to Amended and Restated Credit Agreement, dated September 28, 2015, between the Registrant and the Wells Fargo Bank, National Association.	10-Q	001-36540	10.3	November 13, 2015

10.29	Security Agreement, dated May 1, 2012, between the Registrant and Wells Fargo Bank, National Association.	S-1	333-196539	10.15	June 5, 2014

10.30	Security Agreement, dated June 24, 2013, between the Registrant and Wells Fargo Bank, National Association.	S-1	333-196539	10.17	June 5, 2014

10.31	Security Agreement dated June 24, 2014 between the Registrant and Wells Fargo Bank, National Association.	S-1/A	333-196539	10.28	July 7, 2014

10.32	Revolving Line of Credit Note, dated May 1, 2012, between the Registrant and Wells Fargo Bank, National Association.	S-1	333-203418	10.19	April 15, 2015

10.33	Revolving Line of Credit Note, dated June 24, 2013, between the Registrant and Wells Fargo Bank, National Association.	S-1	333-203418	10.21	April 15, 2015

10.34	Amended and Restated Revolving Line of Credit Note, dated July 1, 2015, between the Registrant and Wells Fargo Bank, National Association.	8-K	001-36540	10.2	July 6, 2015

Exhibit Number	Description	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date

10.35	Securities Account Control Agreement, dated June 24, 2013, between the Registrant and Wells Fargo Bank, National Association.	S-1	333-196539	10.19	June 5, 2014

10.36+	Executive Employment Agreement, dated June 20, 2014, between the Registrant and Bertrand C. Liang.	S-1/A	333-196539	10.20	June 23, 2014

10.37+	Executive Employment Agreement, dated June 20, 2014, between the Registrant and Paul A. Wagner.	S-1/A	333-196539	10.21	June 23, 2014

10.38+	Executive Employment Agreement, dated June 20, 2014, between the Registrant and Patricia Lady.	S-1/A	333-196539	10.22	June 23, 2014

10.39+	Executive Employment Agreement, dated June 20, 2014, between the Registrant and Patrick K. Lucy.	S-1/A	333-196539	10.23	June 23, 2014

10.40+	Executive Employment Agreement, dated June 20, 2014, between the Registrant and Henry W. Talbot.	S-1/A	333-196539	10.24	June 23, 2014

10.41+	Executive Employment Agreement, dated November 3, 2014, between the Registrant and Hubert C. Chen.	10-K	001-36540	10.29	March 16, 2015

10.42+	Executive Employment Agreement, dated September 26, 2016, between the Registrant and Steven Sandoval, Sr.	10-Q	001-36540	10.3	November 9, 2016

10.43+	Executive Employment Agreement, dated August 3, 2017, between the Registrant and Evert B. Schimmelpennink.	8-K	001-36540	10.1	August 3, 2017

10.44+	Executive Employment Agreement, effective February 1, 2018, between the Registrant and Susan A. Knudson.	8-K	001-36540	10.1	January 4, 2018

10.45+	Separation Agreement and Release by and between the Company and Bertrand C. Liang effective January 23, 2017.	8-K	001-36540	10.1	January 24, 2017

10.46+	Consulting Agreement by and between the Company and Bertrand C. Liang effective January 23, 2017.	8-K	001-36540	10.1	January 24, 2017

10.47+	Mutual Separation Agreement and Mutual Release by and between the Company and Paul Wagner dated September 7, 2017.	8-K	001-36540	10.1	September 7, 2017

10.48+	Consulting Agreement by and between the Company and Paul Wagner effective September 7, 2017.	8-K	001-36540	10.1	September 7, 2017

10.49+	Mutual Separation Agreement and Mutual Release by and between the Company and Steven S. Sandoval, Sr. dated September 7, 2017.	8-K	001-36540	10.3	September 7, 2017

10.50+	Executive Incentive Compensation Plan.	S-1/A	333-196539	10.27	June 23, 2014

10.51†	Contract Agreement, dated September 27, 2012, between the Registrant and the National Institutes of Health.	S-1/A	333-196539	10.25	June 25, 2014

10.52	Modification No. 3, dated October 31, 2014, to Contract Agreement, dated September 27, 2012, between the Registrant and the National Institutes of Health.	10-K	001-36540	10.32	March 16, 2015

10.53†	Modification No. 4, dated January 5, 2015, to Contract Agreement, dated September 27, 2012, between the Registrant and the National Institutes of Health.	10-K	001-36540	10.33	March 16, 2015

10.54†	Modification No. 5, dated April 5, 2015, to Contract Agreement, dated September 27, 2012, between the Registrant and the National Institutes of Health.	S-1	333-203418	10.34	April 15, 2015

Exhibit Number	Description	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date

10.55†	Modification No. 6, dated November 2, 2015, to Contract Agreement, dated September 27, 2012, between the Registrant and the National Institutes of Health.	10-K	001-36540	10.43	March 10, 2016

10.56†	Modification No. 7, dated February 22, 2016, to Contract Agreement, dated September 27, 2012, between the Registrant and the National Institutes of Health.	10-Q	001-36540	10.3	May 9, 2016

10.57†	Modification No. 8, dated May 16, 2016, to Contract Agreement, dated September 27, 2012, between the Registrant and the National Institutes of Health.	10-Q	001-36540	10.1	August 8, 2016

10.58†	Modification No. 9, effective September 28, 2016, to Contract Agreement, dated September 27, 2012, between the Registrant and the National Institutes of Health.	10-Q	001-36540	10.2	November 9, 2016

Exhibit Number	Description	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date

10.59†	Modification No. 10, effective October 31, 2016, to Contract Agreement, dated September 27, 2012, between the Registrant and the National Institutes of Health.	10-K	001-36540	10.53	March 15, 2017

10.60†	Development and License Agreement, dated February 9, 2015, between the Registrant and Hospira Bahamas Biologics Ltd.	S-1/A	333-203418	10.35	April 23, 2015

10.61†	Cost Plus Fixed Fee Agreement, dated August 14, 2015 between the Registrant and the United States Department of Health and Human Services.	10-Q/A	001-36540	10.1	February 23, 2016

10.62†	Modification No. 1, effective October 15, 2015, to Cost Plus Fixed Fee Agreement, dated August 14, 2015, between the Registrant and the United States Department of Health and Human Services.	10-K	001-36540	10.46	March 10, 2016

10.63†	Modification No. 2, effective February 17, 2016, to Cost Plus Fixed Fee Agreement, dated August 14, 2015, between the Registrant and the United States Department of Health and Human Services.	10-Q	001-36540	10.1	May 9, 2016

10.64†	Modification No. 3, effective November 29, 2016, to Cost Plus Fixed Fee Agreement, dated August 14, 2015, between the Registrant and the United States Department of Health and Human Services.	10-K	001-36540	10.58	March 15, 2017

10.65†	Modification No. 4, effective January 9, 2017, to Cost Plus Fixed Fee Agreement, dated August 14, 2015, between the Registrant and the United States Department of Health and Human Services.	10-K	001-36540	10.59	March 15, 2017

10.66†	Modification No. 5, effective August 2, 2017, to Cost Plus Fixed Fee Agreement, dated August 14, 2015, between the Registrant and the United States Department of Health and Human Services.	10-Q	001-36540	10.6	November 9, 2017

10.67†	License and Option Agreement, dated July 27, 2016, by and between the Registrant and Jazz Pharmaceuticals Ireland Limited.	10-Q	001-36540	10.1	November 9, 2016

10.68#**	Amended License and Option Agreement, dated December 18, 2017, by and between the Registrant and Jazz Pharmaceuticals Ireland Limited.

23.1*	Consent of KPMG LLP, Independent Registered Public Accounting Firm.

23.2*	Consent of Haskell & White, LLP, Independent Registered Public Accounting Firm.

24.1*	Power of Attorney

31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit Number	Description	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date

31.3**	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4**	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1^	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

**	Filed herewith.
*	Previously filed with our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 15, 2018.
^	Previously furnished with our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 15, 2018. The information in this exhibit is furnished and deemed not filed with the Securities and Exchange Commission for purposes of section 18 of the Exchange Act of 1934, as amended (Exchange Act), and is not to be incorporated by reference into any filing of Pfenex Inc. under the Securities Act of 1933, as amended (Securities Act), or the Exchange Act, whether made before or after the date hereof, regardless of any general incorporation language in such filing.
†	Portions of the exhibit have been omitted pursuant to an order granted by the Securities and Exchange Commission for confidential treatment.
#	Portions of this exhibit have been omitted pursuant to a request for confidential treatment and the non-public information has been filed separately with the SEC.
+	Indicates a management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: June 6, 2018

Pfenex Inc.

By:	/s/ Evert B. Schimmelpennink
Evert B. Schimmelpennink
Chief Executive Officer, President and Secretary
(Principal Executive Officer)