Form 10-Q
period 2018-06-30
Pfenex Inc.
filed 2018-08-08
CIK 1478121

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

As of August 3, 2018, the registrant had 31,425,654 shares of Common Stock ($0.001 par value) outstanding.

PFENEX INC.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

PFENEX INC.

Consolidated Balance Sheets

	June 30, 2018 (unaudited)	December 31, 2017
	(in thousands)
Assets
Current assets
Cash and cash equivalents	$80,186	$57,664
Restricted cash	200	200
Accounts and unbilled receivables, net	1,373	1,306
Income tax receivable	206	638
Other current assets	1,749	1,705

Total current assets	83,714	61,513
Property and equipment, net	7,358	7,397
Other long-term assets	133	133
Intangible assets, net	4,505	4,771
Goodwill	5,577	5,577

Total assets	$101,287	$79,391

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$2,537	$1,905
Accrued liabilities	9,550	8,913
Current portion of deferred revenue	8,965	7,421
Current portion of capital lease obligations	312	228

Total current liabilities	21,364	18,467
Deferred revenue, less current portion	2,500	2,742
Capital lease obligations, less current portion	362	419

Total liabilities	24,226	21,628
Commitments and contingencies
Stockholders’ equity
Preferred stock, $0.001 par value, 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, par value $0.001, 200,000,000 shares authorized; 31,420,085 and 23,548,280 shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively	32	24
Additional paid-in capital	260,844	219,446
Accumulated deficit	(183,815)	(161,707)

Total stockholders’ equity	77,061	57,763

Total liabilities and stockholders’ equity	$101,287	$79,391

The accompanying notes are an integral part of these unaudited consolidated financial statements.

PFENEX INC.

Consolidated Statements of Operations

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2018	2017	2018	2017
Revenue	$4,190	$3,029	$7,936	$5,847
Cost of revenue	924	905	2,444	1,715

Gross profit	3,266	2,124	5,492	4,132
Operating expense
Research and development	10,739	10,198	19,545	16,596
Selling, general and administrative	3,647	4,288	8,097	9,974

Total operating expense	14,386	14,486	27,642	26,570

Loss from operations	(11,120)	(12,362)	(22,150)	(22,438)
Other income, net	39	38	42	82

Net loss	$(11,081)	$(12,324)	$(22,108)	$(22,356)

Net loss per common share basic and diluted	$(0.41)	$(0.52)	$(0.88)	$(0.95)

Weighted-average common shares used in calculating basic and diluted net loss per share	26,771	23,486	25,178	23,462

The accompanying notes are an integral part of these unaudited consolidated financial statements.

PFENEX INC.

Consolidated Statements of Cash Flows

(unaudited)

	Six Months Ended June 30,
	2018	2017
	(in thousands)
Cash flows from operating activities
Net loss	$(22,108)	$(22,356)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	558	391
Amortization of intangible assets	266	266
Stock-based compensation expense	1,758	1,728
(Gain) loss on disposal of property and equipment	1	(20)
Changes in operating assets and liabilities
Accounts and unbilled receivables	(67)	1,324
Other current assets	346	616
Accounts payable	630	475
Accrued liabilities	1,017	832
Deferred revenue	1,302	(3,406)
Income tax receivable	432	—

Net cash used in operating activities	(15,865)	(20,150)

Cash flows from investing activities
Acquisitions of property and equipment	(649)	(1,416)
Proceeds from sale of property and equipment	—	45

Net cash used in investing activities	(649)	(1,371)

Cash flows from financing activities
Proceeds from issuance of common stock	39,131	—
Repayments of capital lease obligations	(127)	(22)
Proceeds from exercise of stock options and other stock issuances	70	118
Payment for taxes related to net share settlement of equity award	(38)	—

Net cash provided by financing activities	39,036	96

Net increase (decrease) in cash, cash equivalents, and restricted cash	22,522	(21,425)
Cash, cash equivalents and restricted cash
Beginning of period	57,864	81,501

End of period	$80,386	$60,076

Supplemental schedule of cash flow information
Asset acquisitions in accounts payable and accrued expenses	$58	$301
Acquisitions under capital lease obligations	$154	$—
Restricted stock issuance for bonus accrual	$56	$—
Receivable for common stock issuance cost	$391	$—
Non-cash financing and investing transactions
Interest paid	$24	$7
Taxes paid	$48	$—

The accompanying notes are an integral part of these unaudited consolidated financial statements.

PFENEX INC.

Notes to Consolidated Financial Statements

(unaudited)

1. Organization and Summary of Significant Accounting Policies

Business Activities and Organization

Pfenex Inc. (the Company or Pfenex) is a clinical-stage development and licensing biotechnology company focused on leveraging its Pfēnex Expression Technology ® to improve protein therapies for unmet patient needs. Using the patented Pfēnex Expression Technology platform, the Company has created an advanced pipeline of therapeutic equivalents, vaccines, biologics and biosimilars. The Company’s lead product candidates are PF708, a therapeutic equivalent candidate to Forteo ® (teriparatide) for the treatment of osteoporosis, and its novel anthrax vaccine candidates, Px563L and RPA563, funded through an advanced development contract with the U.S. government. In April 2018, the Company granted certain development and commercialization rights for PF708 in certain Asian countries to China NT Pharma Group Company Limited (NT Pharma). In June 2018, the Company granted Alvogen Malta Operations Ltd. (Alvogen) exclusive rights to commercialize and manufacture PF708 in the United States. In addition, the Company is developing hematology/oncology products in collaboration with Jazz Pharmaceuticals Ireland Limited (Jazz). Furthermore, the Company’s pipeline includes biosimilar candidates to Lucentis ® and Neulasta ®.

Product Candidates and Collaborations

The following table summarizes certain information about the Company’s lead product candidates and collaborations:

Product Candidate	Branded Reference Drug	Program	Indication
Proposed Therapeutic Equivalent
PF708 – Teriparatide	Forteo	• Licensed in the United States to Alvogen; • Licensed in Mainland China, Hong Kong, Singapore, Malaysia, Thailand to NT Pharma; • Wholly-Owned Rest of World	Osteoporosis

Multiple Hematology/Oncology Product Candidates	Various	• Jazz Pharmaceuticals Ireland Limited	Various

Novel Vaccines
Px563L/RPA563 – rPA based anthrax vaccines	N/A	• U.S. Government Funded	Anthrax post-exposure prophylaxis

Proposed Therapeutic Equivalent: PF708 – Teriparatide

PF708 is being developed as a therapeutic equivalent candidate to Forteo, which is approved and marketed by Eli Lilly and Company for the treatment of osteoporosis patients at a high risk of fracture. In April 2018, the Company and NT Pharma entered into a Development and License Agreement (NT Pharma Agreement), pursuant to which the Company granted an exclusive license to NT Pharma to commercialize PF708 in Mainland China, Hong Kong, Singapore, Malaysia and Thailand and a non-exclusive license to conduct development activities in such territories with respect to PF708. The Company will be responsible for commercial manufacturing and will provide NT Pharma with the product for commercial sale. NT Pharma will be responsible for all regulatory submissions and approvals in such territories. The Company will retain exclusive rights to PF708 in all countries outside of such territories, except for the United States, for which rights were subsequently granted to Alvogen. In June 2018, the Company and Alvogen entered into a Development and License Agreement (Alvogen Agreement) pursuant to which Alvogen will have the exclusive right to commercialize and manufacture PF708 in the United States. The Company will retain exclusive rights to PF708 in all countries outside of the United States except Mainland China, Hong Kong, Singapore, Malaysia and Thailand, where the Company has granted rights to NT Pharma. The Company will continue to be responsible for development and registration of PF708, while Alvogen will provide additional regulatory and development expertise.

Novel Vaccine: Px563L/RPA563 – rPA based anthrax vaccines

The Company is also developing Px563L/RPA563, novel anthrax vaccine candidates, in response to the United States government’s unmet demand for increased quantity, stability and dose-sparing regimens of anthrax vaccine. The government contract is funded by the Biomedical Advanced Research and Development Authority (BARDA). Subject to continued funding from BARDA, the Company expects to continue to advance the program with the potential to initiate a Phase 2 trial in 2019. The Company had initially entered into a development contract with BARDA in 2010. The $25.2 million fully-funded contract was completed in 2015, at which time BARDA awarded the Company a cost-plus fixed fee advanced development contract valued at up to approximately $143.5 million. In January 2017, BARDA exercised two options under its existing contract for further development of Px563L/RPA563. One of the exercised options was increased by $1.7 million in May 2018, which increased the total contract value to $145.2 million.

Collaboration Partner: Jazz Pharmaceuticals Ireland Limited

In July 2016, the Company and Jazz announced an agreement under which the Company granted Jazz worldwide rights to develop and commercialize multiple early stage hematology/oncology product candidates, including PF743, a recombinant crisantaspase, and PF745, a recombinant crisantaspase with half-life extension technology. In December 2017, the parties amended the Jazz agreement, bringing the total value of payments and potential payments associated with the collaboration to $224.5 million. In addition, the Company may be eligible to receive tiered royalties on worldwide sales of any products resulting from the collaboration at rates reduced from those under the 2016 agreement.

Other Pipeline Products

In addition to the Company’s lead product candidates, its pipeline includes various other biosimilar candidates, including PF582, the Company’s biosimilar candidate to Lucentis, and PF529, the Company’s biosimilar candidate to Neulasta, as well as vaccines and next generation biologic candidates. Following its strategic review in November 2017, the Company decided to pause its development activities for PF582 and PF529 and focus the Company’s efforts and resources elsewhere in its product portfolio.

The Company has several development and commercial partnerships in place for CRM197, which is a non-toxic mutant of diphtheria toxin. It is a well-characterized protein and functions as a carrier for polysaccharides and haptens, making them immunogenic. The Company developed a unique CRM197 based on its Pseudomonas Fluorescens Platform and sells non-GMP and cGMP CRM197 to mostly vaccine development-focused pharmaceutical partners. As a result of those efforts, the Company previously entered into commercial licenses for production strains capable of producing CRM197 with both Merck and Serum Institute of India. The Company’s CRM197 is currently being used or planned to be used in multiple late-stage clinical trials for such diseases as pneumococcal and meningitis bacterial infections.

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

At the Market Offering Program

In March 2018, the Company entered into an equity sales agreement (Sales Agreement) with William Blair & Company, L.L.C. (William Blair) to sell shares of the Company’s common stock having aggregate sales proceeds of up to $20.0 million, from time to time, through an “at the market” equity offering program under which William Blair will act as sales agent. Under the Sales Agreement, the Company sets the parameters for the sale of shares, including the number of shares to be issued, the time period during which sales are requested to be made, limitation on the number of shares that may be sold in any one trading day and any minimum price below which sales may not be made. As of June 30, 2018, the Company had not sold any shares under the Sales Agreement.

Follow-on Public Offering

In May 2018, the Company completed a public offering of common stock in which it sold 7,820,000 shares of its common stock at an offering price of $5.50 per share, which included the full exercise by the underwriters of their option to purchase an additional 1,020,000 shares, pursuant to the Company’s existing shelf registration statement. The net proceeds generated from this transaction, after underwriting discounts and commissions and offering costs, were approximately $39.5 million. The Company has recorded a receivable for reimbursement of a portion of the issuance costs of approximately $0.4 million as of June 30, 2018.

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

As of June 30, 2018, the Company had an accumulated deficit of $183.8 million and expects to incur substantial operating losses for the next several years. The Company believes that its existing cash and cash equivalents and cash inflow from operations will be sufficient to meet its anticipated cash needs for at least the next 12 months. The Company believes it has sufficient cash resources to fund all necessary activities leading up to and including potential commercial launch in the United States as early as the third quarter of 2019, subject to FDA approval of the application and other factors.

Cash and Cash Equivalents

The Company considers all highly liquid investments that are readily convertible into cash and have an original maturity of 90 days or less at the time of purchase to be cash equivalents. Cash amounts that are restricted as to withdrawal or usage are presented as restricted cash. In January 2017, the Company entered into a Borrower’s Pledge Agreement, which required $0.2 million in restricted cash to be provided as security for its commercial credit card arrangement with one of the Company’s banks.

Concentrations

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents, investments and accounts and unbilled receivables. The Company has established guidelines intended to limit its exposure to credit risk by placing investments with high credit quality financial institutions, diversifying its investment portfolio and placing investments with maturities that help maintain safety and liquidity. All cash and cash equivalents were held at three major financial institutions as of June 30, 2018 and December 31, 2017. For the Company’s cash position of $80.4 million as of June 30, 2018, which included restricted cash of $0.2 million, the Company has exposure to credit loss for amounts in excess of insured limits in the event of non-performance by the institutions; however, the Company does not anticipate non-performance.

Additional credit risk is related to the Company’s concentration of receivables. As of June 30, 2018 and December 31, 2017, receivables were concentrated among three customers representing 98% and 89% of total net receivables, respectively. No allowance for doubtful accounts was recorded at June 30, 2018 or December 31, 2017. For the three months ended June 30, 2018 and 2017, revenue was concentrated among three customers and/or collaboration partners representing 96% and two customers and/or collaborative partners representing 87% of total revenues, respectively. Revenue from two customers and/or collaboration partners represented 86% and 88% of total revenue for the six months ended June 30, 2018 and 2017, respectively.

A portion of revenue is earned from sales outside the United States. Non-U.S. revenue is denominated in U.S. dollars. A breakdown of the Company’s net revenue from U.S. and non-U.S. sources for the six months ended June 30, 2018 and 2017 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2018	2017	2018	2017
US revenue	$911	$1,206	$2,505	$2,263
Non-US revenue	3,279	1,823	5,431	3,584

Total revenue	$4,190	$3,029	$7,936	$5,847

During the three months ended June 30, 2018, Ireland and Bermuda each accounted for more than 10% of the Company’s revenue. During the six months ended June 30, 2018 and 2017, and the three months ended June 30, 2017, Ireland accounted for more than 10% of the Company’s revenue.

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

The Company considers a variety of factors in determining the appropriate method of accounting for its collaboration agreements, including whether multiple deliverables can be separated and accounted for individually as separate units of accounting. Where there are multiple deliverables within a collaboration agreement that cannot be separated and therefore are combined into a single unit of accounting, revenues are deferred and recognized using the relevant guidance over the estimated period of performance. To the extent an arrangement contains a contingent deliverable, the Company will recognize the allocated consideration once the deliverable has been fulfilled. If the deliverables can be separated, the Company applies the relevant revenue recognition guidance to each individual deliverable. The specific methodology for the recognition of the underlying revenue is determined on a case-by-case basis according to the facts and circumstances applicable to each agreement.

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

The Company recognizes revenue for its cost-plus fixed fee government contracts in accordance with the authoritative guidance for revenue recognition including the authoritative guidance specific to federal government contractors. Reimbursable costs under the Company’s government contracts primarily include direct labor, materials, subcontracts, accountable property and indirect costs. In addition, the Company receives a fixed fee under its government contracts, which is unconditionally earned as allowable costs are incurred and is not contingent on success factors. Reimbursable costs under the Company’s government contracts, including the fixed fee, are generally recognized as revenue in the period the reimbursable costs are incurred and become billable.

The Company assesses milestone payments on an individual basis and recognizes revenue from nonrefundable milestone payments when the earnings process is complete and the payment is reasonably assured. Nonrefundable milestone payments related to arrangements under which the Company has continuing performance obligations are recognized as revenue upon achievement of the associated milestone, provided that (i) the milestone event is substantive and its achievability was not reasonably assured at the inception of the agreement, and (ii) the amount of the milestone payment is reasonable in relation to the effort expended or the risk associated with the milestone event. For the six months ended June 30, 2018, $1.3 million in revenue was recognized in connection with the Merck and Jazz collaborations. For the six months ended June 30, 2017, no revenue was recognized in connection with the achievement of development milestones associated with the Jazz collaboration.

The Company’s reagent protein products are primarily comprised of internally developed reagent protein products. Revenues for reagent product sales are reflected net of attributable sales tax. The Company generally offers a 30-day return policy. The Company recognizes reagent product revenue from product sales when it is realized or realizable and earned. As of June 30, 2018, the Company has had minimal product returns related to reagent protein product sales. Therefore, no reserve for warranty and return rights was recorded as of June 30, 2018 and December 31, 2017, respectively.

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

Recently Adopted Accounting Pronouncements

In November 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, which clarifies the presentation of restricted cash and restricted cash equivalents in the statements of cash flows. Under the ASU, restricted cash and restricted cash equivalents are included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts presented on the statements of cash flows. The ASU is intended to reduce diversity in practice in the classification and presentation of changes in restricted cash on the Consolidated Statement of Cash Flows. The ASU requires that the Consolidated Statement of Cash Flows explain the change in total cash and equivalents and amounts generally described as restricted cash or restricted cash equivalents when reconciling the beginning-of-period and end-of-period total amounts. The ASU also requires a reconciliation between the total of cash and equivalents and restricted cash presented on the Consolidated Statement of Cash Flows and the cash and equivalents balance presented on the Consolidated Balance Sheet. The ASU was effective retrospectively on January 1, 2018, with early adoption permitted. This guidance was adopted during the quarter ended March 31, 2018. Upon adoption of this guidance, prior periods were retrospectively adjusted to conform to the current period’s presentation. For the six months ended June 30, 2017, the Company had previously disclosed $0.2 million of restricted cash as net cash used in financing activities. The effect of the adoption of ASU 2016-18 on the Company’s consolidated statement of cash flows was to reduce net cash used in financing by $0.2 million and include restricted cash balances in the balances of cash and cash equivalents and restricted cash.

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

In February 2016, the FASB issued ASU No. 2016-02 Leases (Topic 842), which requires lessees to recognize “right of use” assets and liabilities for all leases with lease terms of more than 12 months. The ASU requires additional quantitative and qualitative financial statement footnote disclosures about the leases, significant judgments made in accounting for those leases and amounts recognized in the financial statements about those leases. This guidance is effective for the Company in the first quarter of fiscal year 2020. The Company is currently evaluating the impact of the adoption of this accounting standard update on its financial statements.

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

In June 2018, the FASB issued ASU No. 2018-07, Compensation-Stock Compensation (Topic 718), which simplifies the accounting for nonemployee share-based payment transactions. The amendments specify that Topic 718 applies to all share-based payment transactions in which a grantor acquires goods or services to be used or consumed in a grantor’s own operations by issuing share-based payment awards. The standard will be effective for the Company in the first quarter of fiscal year 2020, although early adoption is permitted (but no sooner than the adoption of Topic 606). The adoption of this guidance is not expected to have a material impact on the consolidated financial statements.

2. Fair Value Measurements

The fair value measurements of the Company’s cash equivalents and investments, which are measured at fair value on a recurring basis as of June 30, 2018 and December 31, 2017, were determined using the inputs described above and are as follows:

		Fair Value Measurements at Reporting Date Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
June 30, 2018
Cash and money market funds	$80,386	$80,386	$—	$—

Total assets measured at fair value	$80,386	$80,386	$—	$—

December 31, 2017
Cash and money market funds	$57,864	$57,864	$—	$—

Total assets measured at fair value	$57,864	$57,864	$—	$—

Cash and money market funds at June 30, 2018 and December 31, 2017 include restricted cash, which is included in current assets on the balance sheet.

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

	June 30, 2018	December 31, 2017
	(in thousands)
Cash and cash equivalents	$80,186	$57,664
Restricted cash	200	200

Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$80,386	$57,864

4. Property and Equipment Property and equipment consisted of the following:
	June 30, 2018	December 31, 2017
	(in thousands)
Furniture and equipment	$365	$355
Computers and IT equipment	426	368
Purchased software	332	931
Lab and research equipment	8,516	8,131
Leasehold improvements	869	865
Construction in progress	190	162
Other fixed assets	64	64

Total property and equipment, gross	10,762	10,876
Less: accumulated depreciation and amortization	(3,404)	(3,479)

Total property and equipment, net	$7,358	$7,397

Total property and equipment assets under capital lease were $1.2 million and $1.1 million as of June 30, 2018 and December 31, 2017, respectively. Accumulated depreciation related to assets under capital lease as of these dates were $151 thousand and $94 thousand, respectively. For the three and six months ended June 30, 2018 and 2017, total depreciation and amortization expense is included in research and development, selling, general and administrative expenses and cost of sales in the accompanying consolidated statements of operations as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in thousands)
Cost of revenue	$5	$—	$15	$—
Research and development	240	125	467	243
Selling, general and administrative	39	79	76	148

Total depreciation and amortization expense	$284	$204	$558	$391

5. Intangible Assets

Intangible assets consisted of the following:

	June 30, 2018	December 31, 2017
	(in thousands)
Customer relationships	$3,750	$3,750
Developed technology	4,400	4,400
Trade names	910	910

Gross intangible assets	9,060	9,060
Less: Accumulated amortization	(4,555)	(4,289)

Total intangible assets, net	$4,505	$4,771

Amortization expense related to intangible assets was $0.1 million for both the three months ended June 30, 2018 and 2017, respectively, and $0.3 million for both the six months ended June 30, 2018 and 2017, respectively. Amortization expense is included within selling, general and administrative expense in the accompanying consolidated statements of operations. As of June 30, 2018, estimated amortization expense for the next five years amounts to approximately $0.5 million per year.

6. Accrued Liabilities

Accrued liabilities consisted of the following:

	June 30, 2018	December 31, 2017
	(in thousands)
Accrued vacation	$517	$477
Deferred rent	608	620
Accrued bonuses	1,077	1,672
Other accrued employee-related liabilities	258	462
Accrued professional fees	1,287	575
Accrued supplier liability	562	690
Accrued subcontractor costs	4,722	2,681
Accrued clinical trial costs	148	866
Other accrued liabilities	371	870

Total accrued liabilities	$9,550	$8,913

7. Significant Research and Development Agreements

The Company has two types of research and development agreements (i) those for which the Company co-develops or assists customers in developing their products (Collaboration Agreements), and (ii) those for which the Company receives funding to advance its own products (Funding Agreements).

Collaboration and License Agreement

Jazz

In July 2016, the Company entered into a development and license agreement with Jazz Pharmaceuticals for the development and commercialization of multiple early stage hematology/oncology product candidates, including PF743, a recombinant crisantaspase, and PF745, a recombinant crisantaspase with half-life extension technology, and in the third quarter of 2017, achieved a process development milestone. The agreement also includes an option for Jazz to negotiate a license for a recombinant pegaspargase product candidate with the Company. Under the agreement, the Company received an upfront and option payment totaling $15.0 million in July 2016 and may be eligible to receive additional payments based on achievement of certain research and development, regulatory and sales-related milestones.

In December 2017, the Company and Jazz entered into an amended and restated agreement. In connection with the amendment and restatement of the Jazz Agreement (as amended, the Amended Jazz Agreement), the Company received a total of $18.5 million, consisting of an upfront payment of $5.0 million and a payment of $13.5 million for development achievement. The Company may be eligible to receive additional payments under the Amended Jazz Agreement of up to $189.3 million based on achievement of certain research and development, regulatory and sales-related milestones. The total milestones are categorized as follows: $30.3 million based on achievement of certain research and development milestones; $34.0 million for certain regulatory milestones; and $125.0 million for sales milestones. For the non-sales-related milestones totaling $64.3 million, the Company conducted an evaluation as to whether they will be recorded using the milestone method and, as a result of this evaluation, estimates approximately $30.3 million of these non-sales-related milestones are deemed to be substantive. The Company may also be eligible to receive tiered royalties on worldwide sales of any products resulting from the collaboration at rates reduced from those under the 2016 agreement. Both Jazz and the Company will be contributing to the development efforts. Unless terminated earlier, the Amended Jazz Agreement will continue on a product-by-product basis for as long as Jazz is commercializing or having commercialized the products under the Amended Jazz Agreement.

In accordance with ASC 605-25, the Company identified all of the deliverables at the inception of the Jazz Agreement and again upon entering into the Amended Jazz Agreement. The deliverables have not changed under the amendment. The significant deliverables were determined to be the research and development services related to the pegaspargase product candidate option and for license and research and development activities of the other hematology/oncology products. The Company has determined that the license, together with the research and development activities, represent one unit of accounting for each product under license, as the license does not have standalone value from the respective development activities. The research and development activities related to the pegaspargase option were determined to have standalone value apart from the license and development activities for the other hematology/oncology products. The estimated selling price for the Pegaspargase product candidate and the hematology/oncology products was determined using an income approach. In determining the estimated selling price, the Company considered costs expected to be incurred for internal labor, burden rates, internal margins, and subcontractors. Based on the Company’s considerations of estimated selling price, the Company allocated the original $15.0 million upfront and option payment as follows: $10.0 million to the Pegaspargase product candidate and $2.5 million to each of the hematology/oncology products. For the $5.0 million upfront payment received under the terms of the Amended Jazz Agreement, the Company determined that $0.8 million represented development services performed prior to the amendment, which had been reimbursable under the original agreement. The remaining $4.2 million of the upfront payment was allocated to the remaining hematology product; the amount was deferred and will be recognized over the period of performance. The Amended Jazz Agreement provisions allow for Jazz to halt the advancement of one of the products under development and replace with others wherein the Company could potentially earn milestone revenue on those products. However, the Company believes it is unlikely Jazz would halt the advancement of the product under development and replace with other products. Therefore, none of the upfront payments were allocated to this option.

The upfront and option payment for the original Jazz agreement and the amendment are being deferred and will be recognized as revenue ratably over the period in which the Company expects services to be rendered for each respective unit of accounting. As previously disclosed, the estimated period of revenue recognition approximates a range of 15 to 32 months. Based on changes to this estimate that occurred during the quarter ended June 30, 2017, the Company has modified the period of revenue recognition to range from 15 to 35 months. During the year ended December 31, 2017, the Company completed the service period related to one of the hematology products. In the second quarter of 2018, the Company achieved two development milestones and recognized $750 thousand in revenue for successful achievement of process development milestones for PF745. During the three months ended June 30, 2018 and 2017, the Company recorded revenue of approximately $2.6 million and $1.6 million related to the Jazz Collaboration, respectively. During the six months ended June 30, 2018 and 2017, the Company recorded revenue of approximately $4.4 million and $3.3 million related to the Jazz collaboration, respectively. As of June 30, 2018 and December 31, 2017, deferred revenue associated with the Jazz collaboration was $6.4 million and $10.1 million, respectively. This deferred revenue will be recognized over the remaining period of performance from 9 to 12 months, subsequent to June 30, 2018.

NT Pharma

In April 2018, the Company entered into an agreement with NT Pharma under which the Company granted NT Pharma non-exclusive development and exclusive commercialization rights to PF708 in Mainland China, Hong Kong, Singapore, Malaysia and Thailand. In accordance with the agreement, the Company received an upfront payment of $2.5 million and may be eligible to receive up to $22.5 million in payments based on the achievement of certain development, regulatory, and sales-related milestones. In addition, the Company is eligible to receive double-digit royalties on net product sales. NT Pharma will be responsible for any further development required to achieve regulatory approval as well as commercialization activities in the applicable territories. The Company deems that none of the non-sales milestones are substantive. Milestones that are not considered substantive would be recognized as revenue over the remaining period of performance, assuming all other revenue recognition criteria are met.

In accordance with ASC 605-25, the Company identified all of the deliverables at the inception of the NT Pharma Agreement. The significant deliverables were determined to be the research and development services up through the NDA filing related to the PF708 product, the license and participation on the executive steering committee. The Company has determined that the license and the development services met the separation criteria; therefore, they are each treated as separate units of accounting.

The upfront payment of $2.5 million is not fixed and determinable due to a contract clause that $2.5 million may be payable to NT Pharma if the NDA is not filed by a specified date; therefore, the upfront payment has been recorded as deferred revenue in the accompanying consolidated balance sheet.

Alvogen

In June 2018, the Company entered into an agreement with Alvogen in which the Company has granted Alvogen exclusive rights to commercialize PF708 in the United States. The Company will retain exclusive rights to PF708 in all countries outside of the United States except Mainland China, Hong Kong, Singapore, Malaysia and Thailand, where the Company has granted rights to NT Pharma. The Company will continue to be responsible for development and registration of PF708, while Alvogen will provide additional regulatory and development expertise. Alvogen will assume responsibility for costs related to litigation, commercial manufacturing and supply chain, and commercialization of PF708. In consideration for the licenses and other rights granted in the development and license agreement, the Company received an upfront payment of $2.5 million and may be eligible to receive an additional $25 million in support and regulatory milestone payments. The Company may also be eligible to receive a 50% gross profit split on sales if the product is rated as Therapeutic Equivalent (AP) and up to 40% if rated differently. The Company deems that the support and regulatory milestones are substantive.

In accordance with ASC 605-25, the Company identified all of the deliverables at the inception of the Alvogen Agreement. The significant deliverables were determined to be the development and regulatory services up through the NDA filing and ultimate approval related to the PF708 product, participation on the executive steering committee and the exclusive license granted to Alvogen. The Company has determined that the license and the development and regulatory activities meet the separation criteria; therefore, they are each treated as separate units of accounting.

To determine the stand-alone value of the license, the Company considered our negotiation discussions with Alvogen that led to the final terms of the agreement and other information. The Company determined a selling price for the services by estimating costs expected to be incurred for internal labor, burden rates, internal margins, and subcontractors. The Company has valued the services to be performed for participation on the executive steering committee and determined the value to be insignificant in relation to the entire agreement.

The upfront payment of $2.5 million is not fixed and determinable due to a contract clause that $2.5 million may be payable to Alvogen if the NDA approval is not transferred to Alvogen by a specified date; therefore, the upfront payment has been recorded as deferred revenue in the accompanying consolidated balance sheet. Alvogen is supporting certain agreed costs incurred by the Company related to the preparation and filing of the NDA for PF708. The Company records the reimbursement amounts as net against research and development expenses in the accompanying consolidated statement of operations. The Company estimates the amounts to be received related to the reimbursement and records the amounts when they are fixed and determinable. For the three months ended June 30, 2018, the Company recorded approximately $0.2 million for the estimated reimbursement costs.

Funding Agreements

The U.S. Department of Health and Human Services

In July 2010, the Company entered into a contract with BARDA within the Office of the Assistant Secretary for Preparedness and Response in the U.S. Department of Health and Human Services to develop a production strain and process for the production of bulk recombinant protective antigen (rPA) from anthrax. The arrangement is a cost-plus fixed fee contract comprised of a base program and follow on options at BARDA’s election. At the inception of the contract, both BARDA and the Company entered into the arrangement with the expectation that BARDA would fund all costs of development and no costs in excess of the arrangement would be incurred by the Company. In December 2014, the Company filed the investigational new drug (IND) application for Px563L. BARDA extended the contract in December 2014 and provided additional funding, increasing the total contract to $25.2 million. The development contract was completed in August 2015.

In August 2015, the Company entered into a contract with BARDA for the advanced development of Px563L/RPA563 as a novel vaccine candidate for the prevention of anthrax infection (BARDA Advanced Development Agreement). The BARDA Advanced Development Agreement is a cost-plus fixed fee development contract valued at up to approximately $143.5 million, including a 30-month base period of performance of approximately $15.9 million, and eight option periods valued at a total of approximately $127.6 million. The base period of performance was initially from August 2015 through February 2018 and later extended through September 2018. In addition to the base period, BARDA exercised additional phases of the development contract effective January 2017, totaling $4.9 million and allowing for the continuing development of Px563L/RPA563. The period of performance for the two option periods was extended through September 2018 and December 2019. Over the course of 2017, the Company continued to collect favorable stability data for both products. Potential next milestones in 2018 are the triggering of analytical and non-clinical animal study options, leading to potential Phase 2 study in 2019, subject in each case to continued funding by BARDA. In May 2018, BARDA increased the funding for one of the option periods by approximately $1.7 million. This modification increased the total contract value if all options are exercised by BARDA to approximately $145.2 million.

Revenue is recognized in accordance with the authoritative guidance for revenue recognition including the authoritative guidance specific to federal government contractors. Reimbursable costs under this government contract primarily include direct labor, materials, subcontracts, accountable property and indirect costs. In addition, the Company receives a fixed fee under the BARDA contract, which is unconditionally earned as allowable costs are incurred and is not contingent on success factors. Reimbursable costs under this BARDA contract, including the fixed fee, are generally recognized as revenue in the period the reimbursable costs are incurred and become billable. The billing of any overage in indirect cost rates over the approved provisional rates in the contract is not allowed. Any such overage is expensed as incurred. When and if final rates with Defense Contract Audit Agency are approved, the Company will recognize any change in revenue resulting from the rate change in the period such revised rates are approved and as such this would be considered a change in estimate. This agreement is subject to early termination and stop-work order in conformance with Federal Acquisition Regulations 52.249-6 and 52.242-15 whereupon BARDA may immediately terminate the agreement early for convenience, or request the Company to stop all or any part of the work for a period of at least 90 days. If BARDA is not adequately funded, there is a potential that some or all of the follow-on options could be delayed or never elected.

8. Commitments and Contingencies

Capital Lease Agreements

In February 2018, the Company signed a lease agreement (the Lease) for the purchase of specialized equipment totaling approximately $0.2 million. The Lease, which is classified as a capital lease, has a term of 24 months and commenced during the three months ended March 31, 2018.

Payment commitments for the Company’s capital leases are summarized as follows:

June 30, 2018
(in thousands)
2018	$189
2019	342
2020	219

Total future minimum lease payments	$750

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

9. Stock-Based Compensation

Summary Stock-Based Compensation Information

The following table summarizes stock-based compensation expense:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in thousands)
Cost of revenue	$34	$60	$93	$122
Research and development	403	295	810	562
Selling, general and administrative	412	459	855	1,044

Total	$849	$814	$1,758	$1,728

Stock-based compensation from:
Stock options	$810	$781	$1,643	$1,670
Employee stock purchase plan	39	33	115	58

Total	$849	$814	$1,758	$1,728

The following table summarizes the Company’s stock option activity during the six months ended June 30, 2018:

	Number of Options (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Instrinsic Value (in thousands)
Outstanding at December 31, 2017	3,237	$7.50
Granted	1,558	3.62
Exercised	(17)	0.93
Cancelled (forfeited)	(505)	7.10

Outstanding at June 30, 2018	4,273	$6.16	7.65	$4,392

Vested and expected to vest at June 30, 2018	3,690	$6.44	7.38	$3,499
Vested and exercisable at June 30, 2018	1,785	$8.16	5.50	$925

The Company received approximately $15 thousand and $26 thousand from stock option exercises during the six months ended June 30, 2018 and 2017, respectively. Options outstanding at June 30, 2018 have a weighted average remaining contractual term of 7.65 years.

The exercise price of all options granted during the six months ended June 30, 2018 and 2017 was equal to the closing price of the Company’s common stock on the date of grant. The fair value of each stock option granted is estimated on the grant date under the fair value method using the Black-Scholes model. The estimated fair values of the stock option, including the effect of estimated forfeitures, are then expensed over the requisite service period which is generally the vesting period. The table below sets forth the weighted-average assumptions used to estimate the fair value of stock options:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Risk-free interest rate	2.9%	2.0%	2.6%	2.1%
Expected volatility	71.1%	66.7%	71.0%	67.2%
Dividend yield	0%	0%	0%	0%
Expected term (years)	5.7	6.2	6.2	6.2

The weighted average grant date fair value of options granted during the six months ended June 30, 2018 and 2017 was $2.36 and $4.11, respectively. As of June 30, 2018, there was approximately $5.3 million of unrecognized compensation cost related to unvested stock option awards and the weighted average period over which this cost is expected to be recognized is 2.68 years.

10. Income Taxes

During the three months and six months ended June 30, 2018, the Company recorded no income tax expense. The Company expects to be in an overall taxable loss position for 2018. No tax expense is expected in the next several years as the Company expects to generate taxable net operating losses and corresponding valuation allowances due to its investments in its lead product candidates and other pipeline products.

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act makes broad and complex changes to the U.S. tax code, including, but not limited to, reducing the U.S. federal corporate tax rate from 35 percent to 21 percent for tax years beginning after December 31, 2017.

Pursuant to the SEC Staff Accounting Bulletin (“SAB”) No. 118, “Income Tax Accounting Implications of the Tax Cuts and Jobs Act” (“SAB 118”), a company may select between one of three scenarios to determine a reasonable estimate arising from the Tax Act. Those scenarios are (i) a final estimate which effectively closes the measurement window; (ii) a reasonable estimate leaving the measurement window open for future revisions; and (iii) no estimate as the law is still being analyzed. As of June 30, 2018, the Company was able to reasonably estimate provisional adjustments, based on current year operations only, related to Meals & Entertainment and Compensation related items that do not have an impact on its financial statements due to a full valuation allowance. In all cases as it relates to the Tax Act, the Company will continue to refine its calculations as additional analysis is completed and as it gains a more thorough understanding of the tax law.

11. Net Loss per Share of Common Stock

The following table summarizes the calculation of basic and diluted net loss per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in thousands, except per share data)
Net loss	$(11,081)	$(12,324)	$(22,108)	$(22,356)

Weighted-average common shares used in calculating basic and diluted net loss per share	26,771	23,486	25,178	23,462

Net loss per common share basic and diluted	$(0.41)	$(0.52)	$(0.88)	$(0.95)

Basic net loss per share is calculated by dividing the net loss by the weighted-average number of common shares outstanding for the period. Diluted net loss per share is calculated by dividing the net loss by the weighted-average number of common shares and dilutive common stock equivalents outstanding for the period, determined using the treasury-stock method, if inclusion of these is dilutive. Because the Company reported a net loss for the three and six months ended June 30, 2018 and 2017, diluted net loss per common share is the same as basic net loss per common share for those periods.

The following potentially dilutive securities outstanding at the end of the periods presented have been excluded from the calculation of diluted shares outstanding because of their anti-dilutive impact to earnings per share:

	June 30,
	2018	2017
	(in thousands)
Options to purchase common stock	4,273	3,158
Employee stock purchase plan	82	49

Total	4,355	3,207

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

The following discussion and analysis should be read together with our consolidated financial statements and the notes to those statements included elsewhere in this Form 10-Q. This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, that are based on our management’s beliefs and assumptions and on information currently available to our management. The forward-looking statements are contained principally in the section entitled “Risk Factors” and this Management’s Discussion and Analysis of Financial Condition and Results of Operations. Forward-looking statements include, but are not limited to:

•

the sufficiency of our cash and cash equivalents and cash generated from operations to meet our working capital and capital expenditure needs for the next 12 months, including our belief that we have sufficient cash resources to fund all necessary activities leading up to and including potential commercial launch in the United States as early as the third quarter of 2019, subject to FDA approval of the application and other factors;

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

•

our ability to successfully build a specialty sales force, or collaborate with third-parties (including our existing collaboration partners, Alvogen and NT Pharma), to commercialize PF708 and our other product candidates;

•	our ability to compete with companies currently producing the reference products, including Forteo;

•	our ability to compete with companies that may also seek and obtain approval for therapeutically equivalent versions of Forteo;

•	our reliance on Jazz, Alvogen, NT Pharma, and any future collaboration partner’s performance over which we do not have control;

•	our ability to retain and recruit key personnel, including development of a sales and marketing function;

•	our ability to obtain and maintain intellectual property protection for PF708, Px563L/RPA563 or any other product candidates;

•	our estimates of our expenses, ongoing losses, future revenue, capital requirements and our needs for or ability to obtain additional financing;

•	our expectations regarding the market size, size of patient populations, and growth potential for our product candidates, if approved for commercial use;

•	our estimates of the expected patent expiration timelines for Forteo and other branded reference drugs and biologics;

•	our expectations regarding the time during which we will be an emerging growth company under the Jumpstart Our Business Startups Act;

•	our ability to develop new products and product candidates;

•	our ability to successfully establish and successfully maintain appropriate collaborations and derive significant revenue from those collaborations;

•	our financial performance; and

•	developments and projections relating to our competitors and our industry.

Forward-looking statements include statements that are not historical facts and can be identified by terms such as “anticipates,” “believes,” “could,” “seeks,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “will,” “would,” or similar expressions and the negatives of those terms.

Forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by the forward-looking statements. We discuss these risks in greater detail in Part II, Item 1A, “Risk Factors,” elsewhere in this Form 10-Q filed with the Securities and Exchange Commission, or SEC. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Also, forward-looking statements represent our management’s beliefs and assumptions only as of the date of this Form 10-Q. In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this prospectus, and although we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted a thorough inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements.

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

In this Form 10-Q, “we,” “us” and “our” refer to Pfenex Inc. and its subsidiaries.

Overview

We are a clinical-stage development and licensing biotechnology company focused on leveraging our Pfēnex Expression Technology to improve protein therapies for unmet patient needs. Using the patented Pfēnex Expression Technology platform, we have created an advanced pipeline of therapeutic equivalents, vaccines, biologics and biosimilars. Our lead product candidates and collaborations are PF708, developed as a therapeutic equivalent drug candidate to Forteo ® (teriparatide) for the treatment of osteoporosis, and our novel anthrax vaccine candidates, Px563L and RPA563, funded through an advanced development contract with the U.S. government. In addition, we are developing hematology/oncology products in collaboration with Jazz Pharmaceuticals Ireland Limited (Jazz). Furthermore, our pipeline includes biosimilar candidates to Lucentis ® and Neulasta ®.

Product Candidates and Collaborations

The following table summarizes certain information about our lead product candidates and collaborations:

Product Candidate	Branded Reference Drug	Program	Indication
Proposed Therapeutic Equivalent
PF708 – Teriparatide	Forteo	• Licensed in the United States to Alvogen; • Licensed in Mainland China, Hong Kong, Singapore, Malaysia, Thailand to NT Pharma; • Wholly-Owned Rest of World	Osteoporosis

Multiple Hematology/Oncology Product Candidates	Various	• Jazz Pharmaceuticals Ireland Limited	Various

Novel Vaccines
Px563L/RPA563 – rPA based anthrax vaccines	N/A	• U.S. Government Funded	Anthrax post-exposure prophylaxis

Our lead product candidates and collaboration include the following:

•

PF708 – our teriparatide drug candidate. PF708 is being developed as a therapeutic equivalent candidate to Forteo, which is approved and marketed by Eli Lilly and Company for the treatment of osteoporosis in certain patients with a high risk of fracture. Forteo achieved $1.7 billion in global product sales in 2017. PF708 is being developed pursuant to the 505(b)(2) regulatory pathway in the U.S. and references Forteo as the Reference Listed Drug. In November 2017, we announced the interim pharmacokinetic (PK) results from Study PF708-301, which compared the effect of PF708 and Forteo in osteoporosis patients. In May 2018, we announced positive top-line results from our PF708-301 study, which showed comparable overall profiles between PF708 and Forteo after 24 weeks of daily injection in osteoporosis patients.

The PF708-301 study enrolled a total of 181 patients, with 90 patients receiving PF708 and 91 receiving Forteo. There were 82 patients who completed the study in the PF708 treatment group, compared with 81 patients in the Forteo treatment group. The primary study endpoint was anti-drug antibody (ADA) incidence after 24 weeks of drug treatment. The secondary study endpoints included mean percentage changes in lumbar-spine bone mineral density (BMD) and median percentage changes in bone turnover markers (BTM) after 24 weeks of drug treatment, as well as pharmacokinetic (PK) parameters for up to four hours after the first dose. Safety study endpoints were incidences of adverse events (AE) and serious adverse events (SAE).

There were two PF708-treated patients and two Forteo-treated patients that developed ADA during the study. These low rates of immunogenicity are consistent with historical Forteo results (~3%) in postmenopausal osteoporosis patients. At Week 24, there were two ADA-positive findings for PF708 compared with none for Forteo, but the difference was not statistically significant. The ADA findings in the two PF708 patients were low in titer and resolved during follow-up. One of the two patients had in vitro neutralizing activity transiently detected at Week 4. However, pharmacological activity, as assessed by increases in BMD and BTM, was observed during the study for this patient. There were no apparent safety issues or abnormal serum calcium levels related to ADA or neutralizing antibody findings. These findings are consistent with observations in follow-on biologics and biosimilars approved in the United States, with almost all of the products demonstrating an ADA treatment difference of less than 5% in comparative patient studies. The overall ADA results are shown in Table 1, and individual titer results for all ADA-positive patients are shown in Table 2 (below).

PF708 and Forteo demonstrated comparable effects on lumbar-spine BMD, P1NP (N-terminal propeptide of type 1 procollagen), which is a marker of bone formation and CTX (cross-linked C-terminal telopeptide of type 1 collagen), which is a marker of bone resorption. There were no statistically significant differences in any of these parameters between PF708 and Forteo. The lumbar-spine BMD results are shown in Figure 1 (below), and BTM results are shown in Figure 2 (below).

There were no significant imbalances in AE incidences or severity profiles between PF708 and Forteo. Treatment-emergent AE and SAE profiles are shown in Table 3 (below), and the severity of treatment-emergent AEs is shown in Table 4 (below).

The PF708-301 study assessed PF708 and Forteo across multiple endpoints in both female and male osteoporosis patients and showed comparable overall profiles. We believe the PF708-301 and PF708-101 study results meet the requirements for demonstrating clinical safety, effectiveness and bioequivalence. We expect that these results from the PF708-301 study, along with the previously announced bioequivalence findings from the PF708-101 study in healthy subjects, will support the PF708 NDA submission. In July we had a constructive Pre-NDA meeting with the agency which confirmed there were no additional clinical, nonclinical or analytical comparability studies requested by the agency, which we believe puts us on-track for submission to the FDA in the fourth quarter of 2018, with a potential commercial launch in the United States as early as the third quarter of 2019, subject, of course, to FDA approval of the application and other factors.

PF708 is being developed pursuant to the 505(b)(2) regulatory pathway in the U.S. and references Forteo as the Reference Listed Drug. While we believe our legal strategy supports launch in the U.S. as early as third quarter 2019, it is possible that various factors, including patent litigation by Eli Lilly and Company, may delay approval and launch. We believe we have sufficient cash resources to fund all necessary activities leading up to and including potential commercial launch in the United States as early as the third quarter of 2019, subject to FDA approval of the application and other factors. We believe the clinical program in the U.S. may be leveraged for regulatory filings in other geographies, such as the European Union (EU).

Table 1. Study PF708-301 Overall Anti-Drug Antibody Results

Time (wk)	PF708		Forteo		P value
0	0/90	0%	0/91	0%	1.00
1	1/87	1.2%	0/90	0%	0.49
4	1/86	1.2%	0/89	0%	0.49
12	2/82	2.4%	2/86	2.3%	1.00
24	2/81	2.5%	0/81	0%	0.50
24-week overall	2/87	2.3%	2/90	2.2%	1.00

Table 2. Study PF708-301 Anti-Drug Antibody Titer Results for Individual Patients

Time (wk)	PF708 Patient 1	PF708 Patient 2	Forteo Patient 1	Forteo Patient 2
0	Neg	Neg	Neg	Neg
1	1:1	Neg	Neg	Neg
4	1:1*	Neg	Neg	Neg
12	1:1	1:1	1:8	1:2
24	1:1	1:1	Neg	Neg
Follow-up	Neg	Neg	N/A	N/A

*	In vitro neutralizing activity detected; pharmacological activity, as assessed by changes in BMD and BTM, was observed during the study for this patient.

Antibody titer measures how much ADA is present in a positive sample. A value of 1:1 is the lowest possible finding, whereas a value of 1:8 represents an 8-fold increase.

Neg: negative; N/A: not applicable

Table 3. Study PF708-301 Treatment-Emergent Adverse Event Profiles

Number and Percent of Patients with:	PF708		Forteo
Any AE	75	83.3%	73	80.2%
Any SAE	6	6.7%	8	8.8%
Any treatment-related AE	48	53.3%	45	49.5%
Any AE leading to early withdrawal	3	3.3%	5	5.5%
Any AE leading to death	0	0%	0	0%

AE: adverse event; SAE: serious adverse event

Table 4. Study PF708-301 Severity of Treatment-Emergent Adverse Events

		Grade 1	Grade 2	Grade 3	Grade 4	Total
All Findings	PF708	169	84	6	2	261
	Forteo	203	61	9	3	276

		Grade 1	Grade 2	Grade 3	Grade 4	Total
Injection Site Findings	PF708	36	1	0	0	37
	Forteo	33	1	0	0	34

Severity of AEs was assessed according to the Common Terminology Criteria for Adverse Events. Version 4.03

Figure 1. Study PF708-301 Lumbar-Spine Bone Mineral Density Results in Female and Male Patients

Figure 2. Study PF708-301 Bone Turnover Markers Results in All Patients

In June 2018, we and Alvogen Malta Operations Ltd. (Alvogen) entered into a Development and License Agreement (Alvogen Agreement) pursuant to which Alvogen received the exclusive right to commercialize and manufacture PF708 in the United States. We have retained exclusive rights to the product in all countries outside of the United States except Mainland China, Hong Kong, Singapore, Malaysia and Thailand, where we have granted rights to NT Pharma. We will continue to be responsible for development and registration of PF708, while Alvogen will provide additional regulatory and development expertise. Alvogen will assume responsibility for costs related to litigation, commercial manufacturing and supply chain, and commercialization of PF708. In consideration for the licenses and other rights granted in the development and license agreement, we received an upfront payment of $2.5 million and may be eligible to receive an additional $25 million in support and regulatory milestone payments. We may also be eligible to receive a 50% gross profit split on sales if the product is rated as Therapeutic Equivalent (AP) and up to 40% if rated differently.

In April 2018, we and China NT Pharma Group Company Limited (NT Pharma) entered into a Development and License Agreement (NT Pharma Agreement), pursuant to which we granted an exclusive license to NT Pharma to commercialize PF708 in Mainland China, Hong Kong, Singapore, Malaysia and Thailand and a non-exclusive license to conduct development activities in such territories with respect to PF708. We have retained exclusive rights to PF708 in all countries outside of such territories except for the United States, for which rights were subsequently granted to Alvogen. In accordance with the agreement, we received a payment of $2.5 million upon signing the NT Pharma Agreement and may be eligible to receive additional payments of up to $22.5 million based on the achievement of certain development, regulatory, and sales-related milestones. We may also be eligible to receive double-digit royalties on net sales of PF708. NT Pharma is responsible for any further development required to achieve regulatory approval as well as commercialization activities in the applicable territories.

•

Px563L and RPA563 – our two novel anthrax vaccine candidates funded by the Biomedical Advanced Research and Development Authority (BARDA). Both vaccine candidates are prepared using the identical antigen and are being evaluated in parallel, although Px563L contains an adjuvant and RPA563 does not. In August 2016, we announced positive immunogenicity and safety data from Day 70 analysis of the Px563L/RPA563 anthrax vaccine study. The Px563L results indicated that the vaccine was well-tolerated and afforded immunogenicity protection with fewer doses than the currently licensed product. We announced positive interim results from a Phase 1a study in healthy subjects in the second half of 2016 and the study was completed in the first half of 2017. We have generated stability data on the 2016 manufactured lot for up to 12 months, demonstrating the maintenance of high purity at 5 [o] C, the expected storage temperature, and accelerated stability data at 25 [o] C. We have also generated long-term stability data from our toxicology lot, showing the maintenance of high purity at 5 [o] C at 40 months. Over the course of 2017, we continued to collect favorable stability data for both products. In October 2017, we completed a meeting with the FDA in which the Agency provided guidance for the proposed clinical development and licensure plans for a post-exposure prophylaxis indication. In 2017, BARDA exercised additional options under its existing contract, allowing for the continued development of Px563L and RPA563. One of the exercised options was increased by $1.7 million in May 2018, which increased the total contract value to $145.2 million.

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

•

Jazz Collaboration – multiple early stage hematology/oncology product candidates with Jazz. In July 2016, we entered into a license and option agreement with Jazz, pursuant to which we and Jazz are collaboratively developing hematology/oncology products, including PF743, a recombinant crisantaspase, and PF745, a recombinant crisantaspase with half-life extension technology, and Jazz will have the exclusive right to manufacture and commercialize such products throughout the world. In addition, pursuant to the agreement, we have granted Jazz certain other rights to negotiate the exclusive right to develop, manufacture and commercialize throughout the world other hematology/oncology products that are currently or in the future may be developed by us. In the third quarter of 2017, we completed a process and development milestone associated with this collaboration. In December 2017, we and Jazz signed an amended and restated agreement under which we will be eligible to receive an additional $43.5 million in amendment fee and development milestone payments as compared to the 2016 agreement, increasing the total value of upfront, option and amendment fee payments and potential payments for the achievement of development, regulatory and sales-related milestones associated with the collaboration to an aggregate of $224.5 million. We will also continue to be eligible to receive tiered royalties on worldwide sales of any products resulting from the collaboration at rates reduced from those under the 2016 agreement. In December 2017, as part of the amended and restated agreement, we received a total payment of $18.5 million, consisting of an upfront payment of $5.0 million and a payment of $13.5 million for development achievement. In the second quarter of 2018, we achieved two development milestones and received $750 thousand for successful achievement of process development milestones for PF745.

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

•

CRM197 – We have several development and commercial partnerships in place for CRM197, which is a non-toxic mutant of diphtheria toxin. It is a well-characterized protein and functions as a carrier for polysaccharides and haptens, making them immunogenic. We developed a unique CRM197 based on our Pseudomonas Fluorescens Platform and sell non-GMP and cGMP CRM197 to mostly vaccine development-focused pharmaceutical partners. As a result of those efforts, we previously entered into commercial licenses for production strains capable of producing CRM197 with both Merck and Serum Institute of India. Our CRM197 is currently being used in Merck’s first Phase 3 clinical study of (V114), an investigational polyvalent conjugate vaccine for the prevention of pneumococcal disease. This study was initiated in June 2018, at which time we earned a milestone payment. In addition, we are eligible to receive annual fees, milestone payments and a tiered royalty based on net sales for all products developed by Merck that use the Pfēnex Expression Technology platform. Our CRM197 is also planned to be used in multiple late-stage clinical trials for such diseases as pneumococcal and meningitis bacterial infections.

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

Our revenue for the three months ended June 30, 2018 and 2017 was $4.2 million and $3.0 million, respectively, and was $7.9 million and $5.8 million for the six months ended June 30, 2018 and 2017, respectively. Our historical revenue has been primarily derived from monetizing our Pfēnex Expression Technology through collaboration agreements, service agreements, government contracts and reagent protein product sales, which provide for various types of payments, including upfront payments, funding of research and development, milestone payments, intellectual property access fees and licensing fees.

As of June 30, 2018, we had an accumulated deficit of $183.8 million, of which $89.8 million was attributable to recognizing the accretion in the redemption value of our convertible preferred stock. We recognized net losses of $11.1 million and $12.3 million for the three months ended June 30, 2018 and 2017, respectively, and $22.1 million and $22.4 million for the six months ended June 30, 2018 and 2017, respectively. As we continue to develop and invest more resources into the development and commercialization of our product candidates, our net operating losses will increase over the next several years. As a result, our research and development expenses will increase materially as we incur further costs of development. We currently utilize third-party clinical research organizations (CROs) to carry out our clinical development and we do not yet have an extensive sales organization. We will need substantial additional funding to support our operating activities, especially as we approach anticipated regulatory approval in the United States, Europe and other territories, and begin to establish our commercialization capabilities. Adequate funding may not be available to us on commercially reasonable terms, or at all. Since our inception, we have funded our operations primarily through the sale and issuance of common stock in our public offerings, revenue from our collaboration agreements, government contracts, service agreements, and reagent protein product sales, our prior credit facility and the private placement of equity securities. We have devoted substantially all of our capital resources to the research and development of our product candidates and working capital requirements.

Critical Accounting Policies, Significant Judgments and Use of Estimates

Our management’s discussion and analysis of financial condition and results of operations is based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States, or GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported revenue and expenses during the reporting periods. These items are monitored and analyzed by us for changes in facts and circumstances, and material changes in these estimates could occur in the future. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Changes in estimates are reflected in reported results for the period in which they become known. Actual results may differ materially from these estimates under different assumptions or conditions. The accompanying unaudited consolidated financial statements and related financial information should be read in conjunction with the audited financial statements and related footnotes included in our Annual Report on Form 10-K for the year ended December 31, 2017. Except as otherwise disclosed, there have been no material changes in our critical accounting policies and estimates in the preparation of our financial statements during the three and six months ended June 30, 2018 compared to those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017, as filed with the SEC on March 15, 2018.

Results of Operations

Comparison of the three and six months ended June 30, 2018 and 2017

The following table summarizes our net loss during the periods indicated:

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands, except percentages)	2018	2017	Change	2018	2017	Change
Revenue	$4,190	$3,029	38%	$7,936	$5,847	36%
Cost of revenue	924	905	2%	2,444	1,715	43%

Gross profit	3,266	2,124	54%	5,492	4,132	33%
Operating expense
Research and development	10,739	10,198	5%	19,545	16,596	18%
Selling, general and administrative	3,647	4,288	(15)%	8,097	9,974	(19)%

Total operating expense	14,386	14,486	(1)%	27,642	26,570	4%

Loss from operations	(11,120)	(12,362)	(10)%	(22,150)	(22,438)	(1)%
Other income, net	39	38	3%	42	82	(49)%

Net loss	$(11,081)	$(12,324)	(10)%	$(22,108)	$(22,356)	(1)%

Revenue

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands, except percentages)	2018	2017	Change	2018	2017	Change
Revenue	$4,190	$3,029	38%	$7,936	$5,847	36%

Revenue increased by $1.2 million, or 38%, to $4.2 million in the three months ended June 30, 2018 compared to $3.0 million in the same period in 2017. Revenue increased by $2.1 million, or 36%, to $7.9 million in the six months ended June 30, 2018, compared to $5.8 million in the same period in 2017. The increases in revenue for the periods presented were due to achievement of two development milestones related to the Jazz agreement and a milestone earned associated with Merck’s initiation of the first Phase 3 clinical study of a pneumococcal vaccine using our CRM197. The development of the Merck vaccine used the Pfēnex Expression Technology platform. Revenue for the six months ended June 30, 2018 also included increased revenue related to the development of our Px563L product candidate under our government contract with BARDA, increased reagent protein product sales and increased license revenue associated with the Jazz agreement.

Given the nature of the novel vaccine development process with BARDA, revenue will fluctuate depending on stage of development.

Cost of Revenue

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands, except percentages)	2018	2017	Change	2018	2017	Change
Cost of revenue	$924	$905	2%	$2,444	$1,715	43%

Cost of revenue increased by approximately $19 thousand, or 2%, in the three months ended June 30, 2018 compared to the same period in 2017. Cost of revenue increased by approximately $0.7 million, or 43%, to $2.4 million in the six months ended June 30, 2018, compared to $1.7 million in the same period in 2017. The increases in cost of revenue for the six months ended June 30, 2018 over the six months ended June 30, 2017 were due primarily to an increase in costs for our Px563L product candidate under our government contract with BARDA, as well as cost of additional sales of reagent protein product.

Given the nature of the novel vaccine development process with BARDA, these costs will fluctuate depending on stage of development.

Research and Development

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands, except percentages)	2018	2017	Change	2018	2017	Change
Research and development	$10,739	$10,198	5%	$19,545	$16,596	18%

Research and development expenses increased by approximately $0.5 million, or 5%, to $10.7 million in the three months ended June 30, 2018 compared to $10.2 million in the same period in 2017. Research and development expenses increased by approximately $2.9 million, or 18%, to $19.5 million in the six months ended June 30, 2018, compared to $16.6 million in the same period in 2017. The increases were primarily due to increased activity for our product candidate PF708 to satisfy the clinical filing requirements for an NDA, which we expect to submit to the FDA in the fourth quarter of 2018. These increased costs were partially offset by a decrease in expenses due to our decision to pause our development activities on certain product candidates in 2017.

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

Selling, General and Administrative

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands, except percentages)	2018	2017	Change	2018	2017	Change
Selling, general and administrative	$3,647	$4,288	(15)%	$8,097	$9,974	(19)%

Selling, general and administrative expenses decreased by $0.6 million, or 15%, to $3.6 million in the three months ended June 30, 2018 compared to $4.3 million in the same period in 2017. Selling, general and administrative expenses decreased by $1.9 million, or 19%, to $8.1 million in the six months ended June 30, 2018, compared to $10.0 million in the same period in 2017. The decreases were primarily due to a decrease in expenses related to marketing, legal, severance, recruiting fees and other outside services.

Liquidity and Capital Resources

To date, we have funded our operations primarily through the sale and issuance of common stock in our public offerings, revenue from our collaboration agreements, government contracts, service agreements, and reagent protein product sales, our prior credit facility and the private placement of equity securities. At June 30, 2018, we had $80.2 million in cash and cash equivalents and $0.2 million in restricted cash as bank collateral for our commercial card program compared to $57.7 million in cash and cash equivalents and $0.2 million in restricted cash as of December 31, 2017. We believe we have sufficient cash resources to fund all necessary activities leading up to and including potential commercial launch in the United States as early as the third quarter of 2019, subject to FDA approval of the application and other factors.

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

According to an agreement signed in 2007, we are eligible to receive annual fees, milestone payments and a tiered royalty based on net sales for all products developed by Merck that use the Pfēnex Expression Technology platform. In June 2018, Merck initiated the first Phase 3 clinical study of investigational 15-valent pneumococcal vaccine PCV-15 (V114), using our CRM/97, for which we earned milestone revenue.

In March 2018, we entered into an equity sales agreement (the “Sales Agreement”) with William Blair & Company, L.L.C. (“William Blair”) to sell shares of our common stock having aggregate sales proceeds of up to $20.0 million, from time to time, through an “at the market” equity offering program under which William Blair will act as sales agent. Under the Sales Agreement, we set the parameters for the sale of shares, including the number of shares to be issued, the time period during which sales are requested to be made, limitation on the number of shares that may be sold in any one trading day and any minimum price below which sales may not be made. The Sales Agreement provides that William Blair will be entitled to compensation for its services that will equal 3.0% of the gross sales price per share of all shares sold through William Blair under the Sales Agreement. The Sales Agreement shall automatically terminate upon the issuance and sale of placement shares equaling sales proceeds of $20.0 million and may be terminated earlier by either us or William Blair upon five days’ notice. We have no obligation to sell any shares under the Sales Agreement, and may at any time suspend solicitation and offers under the Sales Agreement. We have not sold any shares under the Sales Agreement.

On May 25, 2018, we closed an underwritten public offering of 7,820,000 shares of our common stock at a price of $5.50 per share, which included the full exercise by the underwriters of their option to purchase an additional 1,020,000 shares of our common stock, pursuant to our existing shelf registration statement. Net proceeds from the offering were approximately $39.5 million. We believe that our existing cash and cash equivalents and our cash inflow from operations will be sufficient to meet our anticipated cash needs for at least the next 12 months. In light of the sufficiently positive results from Study PF708-301, we also believe we have sufficient cash resources to fund all necessary activities leading up to and including potential commercial launch in the United States as early as the third quarter of 2019, subject to FDA approval of the application and other factors. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. Further, our operating plan may change, and we may need additional funds to meet operational needs and capital requirements for product development and commercialization sooner than planned. We currently have no credit facility or committed sources of capital although we may receive milestone and other contingent payments under our current license and collaboration agreements. Because of the numerous risks and uncertainties associated with the development and commercialization of our product candidates and the extent to which we may enter into additional agreements with third parties to participate in their development and commercialization, we are unable to estimate the amounts of increased capital outlays and operating expenditures associated with our current and anticipated clinical trials. Our future capital requirements will depend on many factors, including:

•	the timing and extent of spending on our research and development efforts, including with respect to PF708 and our other product candidates;

•	our ability to enter into and maintain collaboration, licensing, commercialization and other arrangements and the terms and timing of such arrangements;

•	the timing of the NDA submission and FDA’s filing of the application, and marketing approval for PF708, if any;

•	the cost of manufacturing and commercialization activities for PF708 and our other product candidates, if any;

•	the cost of preparing, filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights;

•	the receipt of any collaboration or milestone payments;

•	the scope, rate of progress, results and cost of our clinical trials, preclinical testing and other related activities;

•	the emergence of competing technologies or other adverse market developments;

•	the time and costs involved in seeking and obtaining regulatory and marketing approvals in multiple jurisdictions for our product candidates that successfully complete clinical trials;

•	the introduction of new product candidates and the number and characteristics of product candidates that we pursue;

•	the timing, receipt and amount of sales, profit sharing or royalties, if any, from our potential products;

•	the degree and rate of market acceptance of any products launched by us or our collaboration partners;

•	the expansion of our sales and marketing activities; and

•	the potential acquisition and in-licensing of other technologies, products or assets.

We may need to raise additional capital to fund our operations in the near future. Funding may not be available to us on acceptable terms, or at all. If we are unable to obtain adequate financing when needed, we may have to delay, reduce the scope of or suspend one or more of our clinical trials, research and development programs or commercialization efforts. We may seek to raise any necessary additional capital through a combination of public or private equity offerings, debt financings, collaborations, strategic alliances, licensing arrangements and other marketing and distribution arrangements. To the extent that we raise additional capital through marketing and distribution arrangements or other collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish valuable rights to our product candidates, future revenue streams, research programs or product candidates or to grant licenses on terms that may not be favorable to us. If we do raise additional capital through public or private equity offerings, the ownership interest of our existing stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect our stockholders’ rights. If we raise additional capital through debt financing, we may be subject to covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends.

Cash Flows

The following table sets forth the primary sources and uses of cash, cash equivalents and restricted cash for each of the periods presented below:

	Six Months Ended June 30,
	2018	2017
	(in thousands)
Net cash (used in) provided by:
Operating activities	$(15,865)	$(20,150)
Investing activities	(649)	(1,371)
Financing activities	39,036	96

Net increase (decrease) in cash, cash equivalents and restricted cash	$22,522	$(21,425)

Net cash used in operating activities

Net cash used in operating activities was $15.9 million for the six months ended June 30, 2018 compared to net cash used in operating activities of $20.2 million for the six months ended June 30, 2017. Net cash used in operating activities for the six months ended June 30, 2018 and 2017 was primarily attributable to our research and development activities associated with PF708 and our other product candidates. The decrease in cash used in operating activities was primarily due to amounts received in the second quarter of 2018 upon entering into agreements with Alvogen and NT Pharma. A total of $5.0 million of deferred revenue was received.

Net cash used in investing activities

Net cash used in investing activities was $0.6 million for the six months ended June 30, 2018, compared to net cash used of $1.4 million for the six months ended June 30, 2017. We purchased less property and equipment in the six months ended June 30, 2018 as compared to the same period in 2017.

Net cash provided by (used in) financing activities

Net cash provided by financing activities was $39.0 million for the six months ended June 30, 2018 compared to net cash provided of $0.1 million for the six months ended June 30, 2017. Net cash provided for the six months ended June 30, 2018 consisted of $39.1 million in net proceeds from our public offering, pursuant to which we sold 7,820,000 shares of our common stock, and $0.1 million in proceeds from the issuance of common stock in connection with exercises of stock options and in connection with our Employee Stock Purchase Plan, or ESPP. This was partially offset by $0.2 million in repayment of capital lease obligations and payment of taxes related to net share settlement of equity awards. Net cash provided of $0.1 million for the six months ended June 30, 2017 resulted primarily from the issuance of common stock in connection with our ESPP, as well as exercises of stock options.

Off-Balance Sheet Arrangements

In the normal course of business, we enter into contracts and agreements that contain a variety of representations and warranties and provide for general indemnifications. Our exposure under these agreements is unknown because it involves claims that may be made against us in the future, but have not yet been made. As of June 30, 2018, we have not paid any claims or been required to defend any action related to our indemnification obligations. However, we may record charges in the future as a result of these indemnification obligations.

Contractual Obligations and Commitments

In February 2018, we signed a lease agreement for the purchase of specialized equipment totaling approximately $0.2 million. The lease has a term of 24 months and commenced during the quarter ended March 31, 2018. Other than disclosed above, there have been no other material changes during the six months ended June 30, 2018 to our contractual obligations disclosed in our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2017.

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

In June 2018, the FASB issued ASU No. 2018-07, Compensation-Stock Compensation (Topic 718), which simplifies the accounting for nonemployee share-based payment transactions. The amendments specify that Topic 718 applies to all share-based payment transactions in which a grantor acquires goods or services to be used or consumed in a grantor’s own operations by issuing share-based payment awards. The standard will be effective for us in the first quarter of fiscal year 2020, although early adoption is permitted (but no sooner than the adoption of Topic 606). The adoption of this guidance is not expected to have a material impact on the consolidated financial statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk in the ordinary course of our business. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of fluctuations in interest rates and foreign currency exchange rates. As of June 30, 2018, we did not hold or issue financial instruments for trading purposes.

Interest rate fluctuation risk

The primary objective of our investment activities is to preserve our capital to fund our operations. We also seek to maximize income from our cash and cash equivalents without assuming significant risk. To achieve our objectives, we invest our cash and cash equivalents in money market funds, treasury obligations, short term certificates of deposit and high-grade corporate securities, directly or through managed funds, with maturities of 90 days or less. As of June 30, 2018, we had cash and cash equivalents of $80.2 million consisting of cash of $13.4 million and investments of $66.8 million in highly liquid U.S. money market funds. A portion of our investments may be subject to interest rate risk and could fall in value if market interest rates increase. However, because our investments are primarily short-term in duration, we believe that our exposure to interest rate risk is not significant and a 100 basis point movement in market interest rates would not have a significant impact on the total value of our portfolio. We actively monitor changes in interest rates.

Foreign currency exchange risk

We contract with clinical research organizations, investigational sites and suppliers in foreign countries. We are therefore subject to fluctuations in foreign currency rates in connection with these agreements. We have not entered into any material foreign currency hedging contracts although we may do so in the future. To date we have not incurred any material effects from foreign currency changes on these contracts. The effect of a 10% adverse change in exchange rates on foreign currency denominated cash and payables as of June 30, 2018 would not have been material. However, fluctuations in currency exchange rates could harm our business in the future.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

With the exception of two years, we have incurred annual net operating losses since inception, and to date have generated only limited revenue from government contracts, service agreements, collaboration agreements, and reagent protein product sales. We have recognized net losses of $22.1 million, $22.4 million and $25.7 million for the six months ended June 30, 2018 and 2017 and the year ended December 31, 2017, respectively. As of June 30, 2018, we had an accumulated deficit of $183.8 million and net working capital of $62.4 million. To date, we have funded our operations primarily through the sale and issuance of common stock in our public offerings, revenue from our collaboration agreements, government contracts, service agreements, and reagent protein product sales, our prior credit facility and the private placement of equity securities. As of June 30, 2018, we had capital resources consisting of cash and cash equivalents of $80.2 million. As we continue to develop and invest more resources into the development and commercialization of our product candidates, our net operating losses will increase over the next several years. To become profitable, we must successfully develop and obtain regulatory approval for our product candidates, and effectively manufacture and commercialize the product candidates we develop. If we obtain regulatory approval to market a product candidate, our future revenue will depend upon the size of any markets in which our product candidates may receive approval, and our and our collaboration partners’ ability to achieve sufficient market acceptance, pricing, reimbursement from third-party payors, and adequate market share for our product candidates in those markets. We may never succeed in these activities and therefore may never generate revenue that is significant or large enough to achieve profitability. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to become and remain profitable could depress the market price of our common stock and could impair our ability to raise capital, expand our business, diversify our product offerings or continue our operations.

We will require substantial additional funds to seek and obtain regulatory approval for and commercialize our most advanced product and vaccine candidates and our other product candidates and, if additional capital is not available, we may need to limit, scale back or cease our operations.

Since our inception, a significant portion of our resources have been dedicated to the preclinical and clinical development of our product candidates, including PF708, Px563L/RPA563, PF582, and PF529. We believe that we will continue to expend substantial resources for the foreseeable future for the preclinical and clinical development of our current product pipeline, and the development of any other indications and product candidates we may choose to pursue, either alone or with a strategic collaboration partner. These expenditures will include costs associated with research and development, conducting preclinical studies and clinical studies, and manufacturing and supply as well as marketing and selling any products that receive marketing authorization. For example, if PF708 is approved for sale in the United States, we and Alvogen will need to expend substantial resources devoted to commercializing PF708 and we are dependent on Alvogen to effectively commercialize, market and promote PF708. In addition, other unanticipated costs may arise. Because the outcome of any clinical trial is highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of PF708, Px563L/RPA563, and our pipeline of other product candidates and preclinical products under development. Following our strategic review in November 2017, we decided to pause our development activities for PF582 and PF529, and focus our efforts and resources elsewhere in the product portfolio until strategic partnerships for these candidates are forged. In the future, we may be required to devote additional resources to the development of PF582 or PF529, or obtain a new collaboration partner on short notice, and the terms of any additional collaboration or other arrangements that we establish may not be favorable to us. We may also need to obtain substantial additional sources of funding to develop our product candidates as currently contemplated. If such additional funding is not available on favorable terms or at all, we may need to delay or reduce the scope of our product candidate development programs, or grant rights in the United States, as well as outside the United States, to our product candidates to one or more partners.

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

•

the scope, rate of progress, results and FDA acceptance of the results, and cost of our clinical trials, preclinical testing and other related activities for our product candidates, including our anticipated submission of the NDA for PF708;

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

We will need to raise additional capital to fund our operations in the near future. If we seek additional funding in the future, additional funds may not be available to us on acceptable terms or at all. We may seek to raise additional funds through equity, equity-linked or debt financings. If we raise additional funds through the incurrence of indebtedness, such indebtedness would have rights that are senior to holders of our equity securities and could contain covenants that restrict our operations. We have a sales agreement in place with William Blair to sell up to $20.0 million worth of shares of our common stock, from time to time, through an “at the market” equity offering program under which William Blair will act as sales agent. As of June 30, 2018, $20.0 million worth of shares of our common stock remained available for sale under the “at the market” equity offering program. Any additional equity financing may be dilutive to our stockholders. If we are unable to obtain funding on a timely basis, we may be required to significantly curtail the advancement of one or more of our product candidates. We also could be required to seek funds through arrangements with collaboration partners or others that may require us to relinquish rights to some of our technologies or product candidates which we would otherwise pursue on our own.

Any further development of PF582 and PF529 will require significant resources from us or another collaboration partner, and in the event that we do not find a collaboration partner, the development of PF582 and PF529 could be significantly delayed or result in the discontinuation of the development of PF582 and PF529.

In November 2017, we completed our strategic review of PF582 and PF529, our biosimilar product candidates to Lucentis ® and Neulasta ®, respectively. The strategic review considered the timeline for development and cost of both programs. As a result of our strategic review, we decided to pause development activities on PF582 and PF529 and focus development efforts elsewhere within the product portfolio while we continue to engage potential strategic partners to monetize PF582 and PF529. Further development of PF582 and PF529 will require significant resources from us or another collaboration partner. We or a new collaboration partner will be responsible for funding any new PF582 and PF529 development and clinical trial activities going forward. Any such further development will require significant resources to develop and commercialize PF582 and PF529, and such further development may not be possible in the near term without a new collaboration partner. There are no assurances that we will have access to additional capital or find a new collaboration partner or that the terms and timing of any such arrangements would be acceptable to us. As a result, we could experience a significant delay in the PF582 and PF529 development processes. If we determine instead to discontinue the development of PF582 or PF529, we will not receive any future return on our investment from that product candidate.

Our quarterly operating results may fluctuate significantly.

Our operating results are subject to quarterly fluctuations. Our operating results are affected by numerous factors, including:

•	variations in the level of expenses related to our PF708, Px563L/RPA563 and other development and future commercialization programs;

•	addition or termination of clinical trials;

•	any intellectual property infringement lawsuit in which we may become involved;

•	regulatory developments affecting any of our products; and

•	our execution of any service, collaborative, licensing or similar arrangements, and the timing of payments we may make or receive under these arrangements.

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

In addition, if we and our collaboration partners are successful in commercializing PF708, Px563L/RPA563 or any other product candidates, the FDA, European Medicines Agency (EMA), competent authorities of the Member States of the European Economic Area (EEA), and other foreign regulatory agency regulations require that we timely report certain information about adverse medical events if those products may have caused or contributed to those adverse events. The timing of our obligation to report would be triggered by the date we become aware of the adverse event as well as the nature of the event. We or our collaboration partners may fail to report adverse events we become aware of within the prescribed timeframe. We or our collaboration partners may also fail to appreciate that we or our collaboration partners have become aware of a reportable adverse event, especially if it is not reported to us as an adverse event or if it is an adverse event that is unexpected or removed in time from the use of our products. If we or our collaboration partners fail to comply with our reporting obligations, the FDA, the EMA, competent authorities of the Member States of the EEA, or other foreign regulatory agencies could take action including criminal prosecution, the imposition of civil monetary penalties, seizure of our products, or delay in approval or clearance of our products.

We currently rely on a limited number of third parties for a substantial portion of our revenue. The loss of or a change in any of these third parties, including its creditworthiness, could materially reduce our revenue and adversely impact our financial position.

Two third parties accounted for more than 10% of our 2017 and 2015 revenue and one third party accounted for more than 10% of our 2016 revenue. Jazz Pharmaceuticals Ireland Limited (Jazz) and the Biomedical Advanced Research and Development Authority (BARDA) each accounted for more than 10% of our revenue in 2017, Pfizer accounted for more than 10% of our 2016 revenue, and Pfizer and BARDA each accounted for more than 10% of our revenue in 2015. We have also entered into agreements with Alvogen and NT Pharma to develop and commercialize PF708. The prospects for PF708 depend in part on the expertise, development and commercial skills, and financial strength of Alvogen and NT Pharma.

In addition, in August 2016, we entered into a termination agreement with Pfizer pursuant to which our development and license agreement was terminated and all rights to PF582 returned to us. The termination accelerated recognition of $45.8 million of revenue that had been previously deferred and we will not recognize any additional future revenue under this agreement. Pfizer will no longer be responsible for manufacturing, clinical studies and commercialization of PF582. We will not receive additional revenue from Pfizer.

In addition, in August of 2017, we and Strides Arcolab entered into a termination agreement pursuant to which our joint venture was terminated. While there was no activity under the joint venture with Strides Arcolab to date, following the termination we solely own the product candidates that were previously subject to the joint venture with Strides Arcolab.

The loss of any key collaboration partner or any significant adverse change in the size or terms of a contract with a key third party could significantly reduce our revenue over the short term. Moreover, having our revenue concentrated among a limited number of entities creates a concentration of financial risk for us, and in the event that any significant third party is unable to fulfill its payment obligations to us, our operating results and cash position would suffer. See “Risks Relating to our Reliance on Third Parties—We are substantially dependent on the expertise of Alvogen, Jazz, and NT Pharma to develop and commercialize certain product candidates. If we fail to maintain our current strategic relationship with Alvogen, Jazz, our business, commercialization prospects and financial condition may be materially adversely affected.”

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

To commercialize PF708, we have entered into collaboration agreements with Alvogen and NT Pharma and the prospects for PF708 depend in part on the expertise, development and commercial skills, and financial strength of Alvogen and NT Pharma. Under the Alvogen agreement, Alvogen has the exclusive right to commercialize and manufacture PF708 in the United States. Under the NT Pharma agreement, we granted an exclusive license to NT Pharma to commercialize PF708 in certain Asian countries and a non-exclusive license to conduct development activities in such territories with respect to PF708. For Px563L/RPA563, and our other product candidates, if approved, we will need to identify potential sales, marketing and distribution partners or establish our own internal sales force. In the future, we may choose to collaborate with other third parties that have direct sales forces and established distribution systems, either to augment our own sales force or in lieu of our own sales force. If we are unable to enter into such arrangements on acceptable terms or at all, we may not be able to successfully commercialize our product candidates. If we are not successful in commercializing our product candidates, either on our own or through collaborations with one or more third parties, our future product revenue will suffer and we would incur significant additional losses.

We enter into various contracts in the normal course of our business that periodically incorporate provisions whereby we indemnify the other party to the contract. In the event we would have to perform under these indemnification provisions, it could have a material adverse effect on our business, financial position and results of operations.

In the normal course of business, we periodically enter into academic, commercial and consulting agreements that contain indemnification provisions. With respect to our academic agreements, we may be required to indemnify the institution and related parties from losses arising from claims relating to the products, processes or services made, used, sold or performed pursuant to the agreements for which we have secured licenses, and from claims arising from our or our sublicensees’ exercise of rights under the agreement. With respect to commercial agreements entered into with our protein production customers, we typically provide indemnification for claims from third parties arising out of any potential intellectual property infringement associated with our Pfēnex Expression Technology ® in the course of performing our services. With respect to our commercial agreements, the bulk of which are with contract manufacturers, we indemnify our vendors from third-party product liability claims which result from the production, use or consumption of the product, as well as for certain alleged infringements of any patent or other intellectual property right by a third party. With respect to consultants, we indemnify them from claims arising from the good faith performance of their services. In all of the above cases, we do not indemnify the parties for claims resulting from the negligence or willful misconduct of the indemnified party.

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

As of June 30, 2018, we had 64 full-time employees, including a total of 16 employees who hold M.D. and/or Ph.D. degrees. Our management and personnel, systems and facilities currently in place may not be adequate to support this future growth. Therefore, we will need to continue to expand our managerial, operational, finance and other resources to manage our operations and clinical trials, continue our development activities and commercialize our product candidates, if approved. In order to effectively execute our growth strategy, we will be required to:

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

Our current contract with BARDA is a cost-plus fixed fee contract and potential future contracts with the U.S. government may also be structured this way. Under our cost-plus fixed fee contracts, we are allowed to recover our approved costs plus a fixed fee. The total price on a cost-plus fixed fee contract is based primarily on allowable costs incurred, but generally is subject to contract funding limitations. U.S. government regulations require us to notify our customer of any cost overruns or underruns on a cost-plus fixed fee contract. If we incur costs in excess of the funding limitation specified in the contract, we may not be able to recover those cost overruns.

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

Our employees, independent contractors, principal investigators, CROs, CMOs, consultants and collaboration partners may engage in misconduct or other improper activities, including noncompliance with regulatory standards and requirements and insider trading.

We are exposed to the risk that our employees, independent contractors, principal investigators, third-party clinical research organizations (CROs) and contract manufacturing organizations (CMOs), consultants and collaboration partners may engage in fraudulent conduct or other illegal activity. Misconduct by these parties could include intentional, reckless and/or negligent conduct or unauthorized activities that violate: (1) regulations of the FDA and comparable foreign authorities, including those laws requiring the reporting of true, complete and accurate information to such authorities; (2) manufacturing standards; (3) federal and state healthcare fraud and abuse laws and regulations; or (4) laws that require the reporting of true and accurate financial information and data. In particular, sales, marketing and business arrangements in the healthcare industry are subject to extensive laws and regulations intended to prevent fraud, misconduct, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive programs and other business arrangements. These activities also include the improper use of information obtained in the course of clinical trials, which could result in regulatory sanctions and serious harm to our reputation. We have adopted a Code of Ethics and Conduct, but it is not always possible to identify and deter misconduct by employees and other third parties, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws or regulations. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business including the imposition of significant civil, criminal and administrative penalties, damages, monetary fines, possible exclusion from participation in Medicare, Medicaid and other federal healthcare programs, contractual damages, reputational harm, diminished profits and future earnings, and curtailment of our operations, any of which could adversely affect our ability to operate our business and our results of operations.

Our cash and cash equivalents and short-term investments could be adversely affected if the financial institutions in which we hold our cash and cash equivalents and short-term investments fail.

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

We rely on our information technology systems for the effective operation of our business and for the secure maintenance and storage of confidential data relating to our business and third-party businesses. Although we have implemented security controls to protect our information technology systems, experienced programmers or hackers may be able to penetrate our security controls, and develop and deploy viruses, worms and other malicious software programs that compromise our confidential information or that of third parties and cause a disruption or failure of our information technology systems. Any such compromise of our information technology systems could result in the unauthorized publication of our confidential business or proprietary information, result in the unauthorized release of customer, supplier or employee data, result in a violation of privacy or other laws, expose us to a risk of litigation, or damage our reputation. The cost and operational consequences of implementing further data protection measures either as a response to specific breaches or as a result of evolving risks, could be significant. In addition, our inability to use or access our information systems at critical points in time could adversely affect the timely and efficient operation of our business. Any delayed sales, significant costs or lost customers resulting from these technology failures could adversely affect our business, operations and financial results.

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

Even if we obtain FDA or other regulatory approvals, PF708, Px563L/RPA563 or any of our other product candidates may not achieve market acceptance among physicians and patients, and may not be commercially successful. The degree and rate of market acceptance of PF708, Px563L/RPA563 or any of our other product candidates for which we receive approval depends on a number of factors, including:

•	the performance of our collaboration partners, including Alvogen, Jazz, and NT Pharma;

•	the safety and efficacy of the product as demonstrated in clinical trials;

•	the clinical indications for which the product is approved;

•	acceptance by physicians, major operators of clinics and patients of the product as a safe and effective treatment;

•	proper training and administration of our products by physicians and medical staff;

•	the potential and perceived advantages of our products over alternative treatments;

•	the cost of treatment in relation to alternative treatments and willingness to pay for our products, if approved, on the part of physicians and patients;

•	relative convenience and ease of administration;

•	the prevalence and severity of adverse events; and

•	the effectiveness of our sales and marketing efforts.

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

If PF708 or any of our other product candidates are approved, in order to produce the quantities necessary to meet anticipated market demand, any manufacturer that we and our collaboration partners engage may need to increase manufacturing capacity. If we, our collaboration partners, or our manufacturers are unable to produce PF708 or any of our product candidates in sufficient quantities to meet the requirements for the launch of these products or to meet future demand, our revenue and gross margins could be adversely affected. Although we currently believe that we, our collaboration partners, and our manufacturers will not have any material supply issues, we cannot be certain that we will be able to obtain long-term supply arrangements for PF708 or any of our other product candidates or materials used to produce such product candidate on acceptable terms, if at all. If we are unable to arrange for third-party manufacturing, or to do so on commercially reasonable terms, we may not be able to complete development of or market PF708 or any of our other product candidates.

Any significant disruption in our supplier relationships could harm our business. We source key materials from third parties, either directly through agreements with suppliers or indirectly through our manufacturers who have agreements with suppliers. There are a small number of suppliers for certain capital equipment and key materials that are used to manufacture our product candidates. Such suppliers may not sell these key materials to our manufacturers at the times we need them or on commercially reasonable terms. We do not have any control over the process or timing of the acquisition of these key materials by our manufacturers. Any significant delay in the supply of a product candidate or its key materials for an ongoing clinical study could considerably delay completion of our clinical studies, product testing and potential regulatory approval of our product candidate. If our manufacturers, collaboration partners, or we are unable to purchase these key materials for our product candidates after regulatory approval, the commercial launch of our product candidates could be delayed or there could be a shortage in supply, which would impair our ability to generate revenues from the sale of our product candidates.

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

If we receive FDA approval for PF708, Alvogen will be obligated to use diligent efforts to continue to develop, manufacture and commercialize PF708 in the United States at Alvogen’s cost and expense. Before PF708 can be approved, the manufacturing facilities for both the active pharmaceutical ingredient, or API, and finished pharmaceutical product, will be inspected by the FDA for compliance with cGMPs. If third-party manufacturers fail to pass these preapproval inspections, our NDA will not be approved or will be significantly delayed until compliance can be demonstrated. We and Alvogen have not yet identified alternate suppliers for PF708, or any other product candidate, in the event the current CMOs we utilize are unable to scale to commercial production, pass required preapproval inspections, or if we otherwise experience any problems with them. Although we believe alternative third-party suppliers with the necessary manufacturing and regulatory expertise and facilities exist, it would be expensive and take a significant amount of time to arrange for, and qualify, alternative suppliers. Furthermore, if we and Alvogen are required to identify, qualify and contract with new manufacturing suppliers of PF708, we and Alvogen would need to demonstrate to the satisfaction of the FDA in a bridging study that any new supply of PF708 is substantially the same as the PF708 used in our clinical trials. Any bridging study may require further clinical testing, including testing in patients. We cannot assure you that we can arrange for alternative third-party manufacturing sources for PF708, or any other product candidate, on commercially reasonable terms or in a timely manner, or that such manufacturers will be capable of manufacturing PF708, or any other product candidate, in compliance with cGMPs and to FDA’s satisfaction.

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

We are substantially dependent on the expertise of Alvogen, Jazz, and NT Pharma to develop and commercialize certain product candidates. If we fail to maintain our current strategic relationship with Alvogen, Jazz, NT Pharma, or with any future collaboration partner, our business, commercialization prospects and financial condition may be materially adversely affected.

Because we have limited capabilities for late-stage product development, manufacturing, sales, marketing and distribution, we may need to enter into alliances with other companies to develop our product candidates. For example, to commercialize PF708, we have entered into collaboration agreements with Alvogen and NT Pharma and the prospects for PF708 depend in part on the expertise, development and commercial skills, and financial strength of Alvogen and NT Pharma. Under the Alvogen agreement, Alvogen has the exclusive right to commercialize and manufacture PF708 in the United States. Under the NT Pharma agreement, we granted an exclusive license to NT Pharma to commercialize PF708 in certain Asian countries and a non-exclusive license to conduct development activities in such territories with respect to PF708. In addition, we entered into an agreement with Jazz, pursuant to which we have transferred the development, manufacturing and commercialization of certain product candidates.

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

In July 2016, we entered into a license and option agreement with Jazz, pursuant to which we and Jazz are collaboratively developing hematology/oncology products, including PF743, a recombinant crisantaspase, and PF745, a recombinant crisantaspase with half-life extension technology, and Jazz has the exclusive right to manufacture and commercialize such products throughout the world. In December 2017, we amended the agreement. We may be eligible to receive additional payments under the amended agreement of up to $188.5 million based on achievement of certain research and development, regulatory and sales-related milestones, bringing the total value of payments and potential payments associated with the collaboration to $224.5 million. In addition, we may be eligible to receive tiered royalties on worldwide sales of any products resulting from the collaboration at rates reduced from those under the 2016 agreement.

The prospects for the product candidates developed under this collaboration depend on the expertise, development and commercial skills, and financial strength of Alvogen, Jazz, and NT Pharma. Our collaborations with Alvogen, Jazz, NT Pharma. or any future collaboration partner may not be successful, and we may not realize the expected benefits from such collaborations, due to a number of important factors, including but not limited to the following:

•

Alvogen, Jazz, NT Pharma, or any future collaboration partner may terminate their agreements with us prior to completing development or commercialization of the product candidates under the collaboration, in whole or in part, adversely impacting the potential approval and our revenue from licensed products;

•

the timing and amount of any payments we may receive under these agreements will depend on, among other things, the efforts, allocation of resources, and successful commercialization of the relevant product candidates by Alvogen, Jazz, NT Pharma, or any future collaboration partner, as applicable, under our agreements;

•	the timing and amounts of expense reimbursement that we may receive are uncertain; or

•	Alvogen, Jazz, NT Pharma, or any future collaboration partner may change the focus of their development or commercialization efforts or pursue or emphasize higher priority programs.

A failure of Alvogen, Jazz, NT Pharma or any future collaboration partner to successfully develop our product candidates which are covered by the collaboration, or commercialize such product candidates, or the termination of our agreements with Alvogen, Jazz, NT Pharma, or any future collaboration partner, as applicable, may have a material adverse effect on our business, results of operations and financial condition.

Our existing product development and/or commercialization arrangements, and any that we may enter into in the future, may not be successful, which could adversely affect our ability to develop and commercialize our product candidates.

We are a party to, and continue to seek additional, collaboration arrangements with other pharmaceutical companies for the development and/or commercialization of our current and future product candidates. In such alliances, we would expect our collaboration partners to provide substantial capabilities in clinical development, manufacturing, regulatory affairs, sales and marketing, both in the United States and internationally. For example, to commercialize PF708, we have entered into collaboration agreements with Alvogen and NT Pharma and the prospects for PF708 depend in part on the expertise, development and commercial skills, and financial strength of Alvogen and NT Pharma. Under the Alvogen agreement, Alvogen has the exclusive right to commercialize and manufacture PF708 in the United States. Under the NT Pharma agreement, we granted an exclusive license to NT Pharma to commercialize PF708 in certain Asian countries and a non-exclusive license to conduct development activities in such territories with respect to PF708.

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

We rely on CROs to conduct and oversee our planned clinical trials for our product candidates and other clinical trials for product candidates we are developing or may develop in the future. If our CROs do not successfully carry out their contractual duties, meet expected deadlines, or otherwise conduct the trials as required or comply with regulatory requirements, or if our relationship with our CRO terminates, we and our collaboration partners may not be able to seek or obtain regulatory approval for or commercialize our product candidates when expected or at all, and our business could be substantially harmed.

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

We, our CRO and our collaboration partners are required to comply with Good Clinical Practice (GCP), which are regulations and guidelines enforced by regulatory authorities around the world for products in clinical development. Regulatory authorities enforce these GCP regulations through periodic inspections of clinical trial sponsors, principal investigators and clinical trial sites. If we, our CRO or our collaboration partners fail to comply with applicable GCP regulations, the clinical data generated in clinical trials may be deemed unreliable and submission of marketing applications may be delayed or the regulatory authorities may require us to perform additional clinical trials before accepting our applications for review or approving marketing applications. We cannot assure that, upon inspection, a regulatory authority will determine that any of our clinical trials comply or complied with applicable GCP regulations. In addition, clinical trials must be conducted with product produced under current Good Manufacturing Practices (cGMP) regulations, which are enforced by regulatory authorities. Any failure to comply with these regulations may require us to repeat clinical trials, which would delay the regulatory approval process. Moreover, our business may be implicated if our CRO violates federal or state fraud and abuse or false claims laws and regulations or healthcare privacy and security laws.

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

Our existing agreements with our collaboration partners, Alvogen, Jazz, and NT Pharma, and any future collaboration agreements we may enter into, are generally subject to termination by the counterparty on short notice upon the occurrence of certain circumstances. Accordingly, even if we believe that the development of product candidates is worth pursuing, our partners may choose not to continue with such development. If any of our collaborations are terminated, such as the termination of our collaboration with Pfizer in August 2016 and the termination of the joint venture agreement with Strides Arcolab in August 2017, we may be required to devote additional resources to the development of our product candidates or seek a new collaboration partner on short notice, and the terms of any additional collaboration or other arrangements that we establish may not be favorable to us.

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

Risks Relating to Our Intellectual Property

Our collaboration partners and other third parties may assert ownership or commercial rights to inventions we develop from our use of the materials which they provide to us, or otherwise arising from our collaboration.

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

There has been substantial litigation and other proceedings regarding patent and other intellectual property rights in the pharmaceutical industry. In addition to infringement claims against us, we may become a party to other patent litigation and other proceedings, including interference, derivation or post-grant proceedings declared or granted by the USPTO and similar proceedings in foreign countries, regarding intellectual property rights with respect to our current or future products. Third parties may submit applications for patent term extensions in the United States and/or supplementary protection certificates in the EU member States seeking to extend certain patent protection which, if approved, may interfere with or delay the launch of one or more of our biosimilar or vaccine products. The cost to us of any patent litigation or other proceeding, even if resolved in our favor, could be substantial. Some of our competitors may be able to sustain the costs of such litigation or proceedings more effectively than we can because of their substantially greater financial resources. Patent litigation and other proceedings may also absorb significant management time. Uncertainties resulting from the initiation and continuation of patent litigation or other proceedings could impair our ability to compete in the marketplace. The occurrence of any of the foregoing could have a material adverse effect on our business, financial condition or results of operations. We may become involved in lawsuits to protect or enforce our inventions, patents or other intellectual property or the patents of our licensors, which could be expensive and time consuming.

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

Filing, prosecuting and defending patents on product candidates in all countries throughout the world would be prohibitively expensive, and our intellectual property rights in some countries outside the United States can be less extensive than those in the United States. In addition, the laws of some foreign countries do not protect intellectual property rights to the same extent as federal and state laws in the United States and in some cases, may even force us to grant a compulsory license to competitors or other third parties. Consequently, we may not be able to prevent third parties from practicing our inventions in all countries outside the United States, or from selling or importing products made using our inventions in and into the United States or other jurisdictions.

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

The research, development, testing, manufacturing, labeling, packaging, approval, promotion, advertising, storage, marketing, distribution, post-approval monitoring and reporting, and export and import of drug and biologic products are subject to extensive regulation by the FDA and other regulatory authorities in the United States, by the EMA and Competent Authorities of the Member States of the EEA, and by other regulatory authorities in other countries, which regulations differ from country to country. Neither we nor any collaboration partner is permitted to market PF708, Px563L/RPA563 or any other product candidates in the United States until approval from the FDA is received, or in the EEA until we receive European Commission authorization or approval from one or more Competent Authorities of the Member States of the EEA, as applicable. The time required to obtain approval from regulatory authorities is unpredictable, typically takes many years following the commencement of clinical trials, and depends upon numerous factors, including the substantial discretion of such regulatory authorities. In addition, approval policies, regulations, or the type and amount of clinical data necessary to gain approval may change during the course of a product candidate’s clinical development and may vary among jurisdictions, which may cause delays in the filing of an application and/or the approval or the decision not to approve an application. We and our collaboration partners have not submitted any market application to regulatory authorities or obtained regulatory approval for any product candidate and it is possible that none of our existing product candidates or any product candidates we may seek to develop in the future will ever obtain regulatory approval.

Applications for our product candidates could fail to receive regulatory approval or their regulatory approval could be delayed for many reasons, including but not limited to the following:

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

Our most advanced product development program is PF708. The top-line results announced in May 2018 of our Study PF708-301, which will be used to support regulatory approval, showed comparable overall profiles between PF708 and Forteo after 24 weeks of daily injection in osteoporosis patients. The primary end point for Study PF708-301 is anti-drug anti-body formation after 24 weeks of drug treatment. The secondary end points are changes in bone mineral density and bone turnover markers after 24 weeks of drug treatment, as well as PK parameters for up to 4 hours after the first dose. FDA has indicated that if the outcome of the immunogenicity primary end point is not sufficiently positive, 12-month data bone mineral density data may be necessary to support regulatory approval of PF708, which would add time, expense, and uncertainty to the development of PF708. We cannot provide assurances that immunogenicity data generated in Study 708-301, even if successful, will not require us to generate additional bone mineral density data to support the submission or approval of an NDA, or that submission of such additional data will ultimately result in approval.

In addition, even if we or our collaboration partners were to obtain approval, regulatory authorities may approve any of our product candidates for fewer or more limited indications than requested, may grant approval contingent on the performance of costly post-marketing clinical trials, or may approve a product candidate with a label that does not include the labeling claims necessary or desirable for the successful commercialization of that product candidate. Any of the foregoing scenarios could materially harm the commercial prospects for our product candidates.

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

We have invested a significant portion of our time, financial resources and efforts in the development of our most advanced product candidates, including PF708 and Px563L/RPA563. The clinical and commercial success of our product candidates will depend on a number of factors, including the following:

•

timely and successful completion of all necessary clinical trials, which may be significantly slower or cost more than we currently anticipate and will depend substantially upon the accurate and satisfactory performance of third-party contractors;

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

Our ability to market our therapeutic equivalent products in the United States may be significantly delayed or prevented by the Hatch-Waxman patent dispute resolution mechanism, including a potential automatic 30-month stay of regulatory approval of our marketing applications.

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

Clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain. Furthermore, we rely on our collaboration partners, CROs, and clinical trial sites to ensure the proper and timely conduct of our clinical trials for our product candidates. While we have agreements governing the committed activities of our collaboration partners and CROs, we have limited influence over their actual performance. A failure of one or more clinical trials can occur at any time during the trial process. The results of preclinical studies and early clinical trials of our product candidates may not be predictive of the results of later-stage clinical trials. Product candidates that have shown promising results in early studies may still suffer significant setbacks in subsequent clinical studies. For example, the results generated to date in the clinical trial for PF708 do not ensure that later clinical trials will demonstrate similar results. There is a high failure rate for drugs and biologics proceeding through clinical studies, and product candidates in later stages of clinical trials may fail to show the desired safety and efficacy despite having progressed through preclinical studies and initial clinical trials. A number of companies in the biopharmaceutical industry have suffered significant setbacks in advanced clinical trials due to lack of efficacy or adverse safety profiles, notwithstanding promising results in earlier clinical trials, and we cannot be certain that we will not face similar setbacks. Even if the clinical trials for our product candidates are completed, nonclinical and clinical data are often susceptible to varying interpretations and analyses, and the results may not be sufficient to obtain regulatory approval for our product candidates.

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

If we or our collaboration partners experience delays in the completion of, or termination of, any clinical trial of our product candidates, the commercial prospects of our product candidates may be harmed, and our ability to generate product revenue from any of these product candidates will be delayed. In addition, any delays in completing clinical trials for our product candidates will increase our costs, slow down our product candidate development and approval process and jeopardize our ability to commence product sales and generate revenue. Any of these occurrences may significantly harm our business, financial condition and prospects. In addition, many of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials may also ultimately lead to the denial of regulatory approval of our product candidates.

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

We intend to pursue market authorization globally when commercially appropriate. Since October 2005, the EU has had a regulatory framework for the authorization of biosimilar products and as of June 30, 2018, forty-four biosimilar medicinal products, less three subsequently withdrawn, have been approved. In the United States, an abbreviated pathway for approval of biosimilar products was established by the BPCIA, enacted on March 23, 2010, as part of the ACA. The BPCIA established this abbreviated pathway under section 351(k) of the PHSA. Subsequent to the enactment of the BPCIA, the FDA issued draft guidance regarding the demonstration of biosimilarity as well as the submission and review of biosimilar applications. However, to date, only eleven biosimilars have been approved by the FDA, and no biosimilar product has been designated as interchangeable to the reference drug. Moreover, market acceptance of biosimilar products in the U.S. is unclear. Numerous states are considering or have already enacted laws that regulate or restrict the substitution by state pharmacies of biosimilars for biological products already licensed by the FDA pursuant to BLAs, or “reference products.” Market success of biosimilar products will depend on demonstrating to patients, physicians, payors, and relevant authorities that such products are safe and efficacious compared to other existing products.

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

The BPCIA is complex and continues to be interpreted and implemented by the FDA. As a result, its ultimate impact, implementation, and meaning is subject to significant uncertainty. Future implementation decisions by the FDA could result in delays in the development or commercialization of our product candidates or increased costs to assure regulatory compliance, and could adversely affect our operating results by restricting or significantly delaying our ability to market new biosimilar products. In the EEA, holders of marketing authorizations of reference products (for which a marketing authorization was applied for under the centralized procedure after November 20, 2005, or under the Decentralized, Mutual Recognition and national procedures, after October 30, 2005) enjoy eight years of data exclusivity during which a generic or hybrid medicinal product or biosimilar marketing authorization applicant cannot rely on the preclinical and clinical data included in the reference product’s dossier, and 10 years of marketing exclusivity during which a generic or hybrid medicinal product or biosimilar of the reference product cannot be placed in the EEA market. The 10-year marketing exclusivity period can be extended to a maximum of 11 years if, during the first eight years of those 10 years, the marketing authorization holder obtains an authorization for one or more new therapeutic indications which, during the scientific evaluation prior to their authorization, are held to bring a significant clinical benefit in comparison with existing therapies. The data and marketing exclusivity periods start from the date of the initial authorization, which for reference medicinal products authorized through the Centralized Procedure is the date of notification of the marketing authorization decision to the marketing authorization holder of the reference product.

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

In order to market our products in the EU, the United States and other jurisdictions, we or our collaboration partners must obtain separate regulatory approvals and comply with numerous and varying regulatory requirements. The EMA is responsible for the assessment of centralized marketing authorization applications for human medicines. This procedure results in a single marketing authorization granted by the European Commission that is valid in all EU Member States, as well as in EEA States Iceland, Liechtenstein and Norway. The time required to obtain approval abroad may differ from that required to obtain FDA approval. When a marketing authorization application is submitted to the EMA, a related scientific evaluation is conducted by the EMA’s Committee for Medicinal Products for Human Use (CHMP), and a scientific opinion is prepared concerning the suitability of the product for authorization. This scientific opinion is sent to the European Commission which, before arriving at a final decision on a marketing authorization application, must consult the Standing Committee on Medicinal Products for Human Use. The Standing Committee is composed of representatives of the EU member states and chaired by a non-voting European Commission representative. The European Parliament also has a related “droit de regard.” The European Parliament’s role is to ensure that the European Commission has not exceeded its powers in deciding to grant or refuse to grant a marketing authorization. In accordance with the centralized procedure, the maximum timeframe for the evaluation of an MAA is 210 days. This excludes clock stops during which additional information or written or oral explanation is to be provided by the applicant in response to questions of the CHMP.

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

Even if we and our collaboration partners obtain regulatory approvals for PF708, or any of our other product candidates, we will be subject to ongoing regulatory review.

Even if we and our collaboration partners obtain regulatory approval for PF708, or any of our other product candidates, any products we develop will be subject to ongoing regulatory review with respect to manufacturing, labeling, packaging, storage, advertising, promotion, sampling, record-keeping, conduct of post-marketing studies, and submission of safety, efficacy, and other post-market information, including both federal and state requirements in the United States and requirements of comparable foreign regulatory authorities. Manufacturers and manufacturers’ facilities are required to comply with extensive FDA and comparable foreign regulatory authority requirements, including ensuring that quality control and manufacturing procedures conform to cGMP. As such, we and our contract manufacturers will be subject to continual and unannounced review and inspections by the regulatory authorities governing the markets in which we wish to sell our products. Accordingly, we and others with whom we work must continue to expend time, money, and effort in all areas of regulatory compliance, including manufacturing, production, and quality control.

Any regulatory approvals that we and our collaboration partners receive for PF708 or any of our other product candidates may be subject to limitations on the approved indicated uses for which the product may be marketed or on other conditions of approval, or contain requirements for potentially costly post-marketing testing, including Phase 4 trials, and surveillance to monitor the safety and efficacy or the safety, purity, and potency of the product candidate. We and our collaboration partners will be required to promptly report any serious and unexpected adverse events and certain quality or production problems with our products to regulatory authorities, as well as submit other periodic reports. Any new legislation addressing drug or biologic product safety issues could result in delays in product development or commercialization, or increased costs to assure compliance. We and our collaboration partners will have to comply with requirements concerning advertising and promotion for our products. Promotional communications with respect to prescription drug and biologic products are subject to a variety of legal and regulatory restrictions and must be consistent with the information in the product’s approved labeling. As such, we will not be allowed to promote our products for indications or uses for which they do not have approval. The holder of an approved NDA, BLA, 351(k) application or marketing authorization application must submit new or supplemental applications and obtain prior approval for certain changes to the approved product, product labeling, or manufacturing process. We could also be asked to conduct post-marketing clinical studies to verify the safety and efficacy of our products in general or in specific patient subsets. An unsuccessful post-marketing study or failure to complete such a study could result in penalties or other adverse consequences, up to and including potential withdrawal of marketing approval.

If a regulatory agency discovers previously unknown problems with a product, such as adverse events of unanticipated severity or frequency, or problems with the facility where the product is manufactured or disagrees with the promotion, marketing or labeling of a product, or if we or our collaboration partners fail to comply with applicable regulatory requirements, such regulatory agency may impose restrictions on that product or us, including requiring withdrawal of the product from the market. If we or our collaboration partners fail to comply with applicable regulatory requirements, a regulatory agency or enforcement authority may subject us to administrative or judicially imposed sanctions or other actions, including, among other things:

•	adverse publicity, fines or untitled or warning letters;

•	mandated modifications to promotional materials or requirements to provide corrective information to healthcare practitioners;

•	a consent decree, which can include imposition of various fines, reimbursements for inspection costs, required due dates for specific actions and penalties for noncompliance;

•	civil or criminal penalties;

•	injunctions;

•	suspending or withdrawing regulatory approval;

•	suspending any of our ongoing clinical studies;

•	refusing to approve pending applications or supplements to approved applications submitted by us;

•	imposing restrictions on our operations, including suspending or closing our contract manufacturers’ facilities; or

•	seizing or detaining products, or requiring a product recall.

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

Although we currently do not have any products on the market, if PF708 or any of our other product candidates are approved and we begin commercialization, we will be subject to healthcare regulation and enforcement by the federal government and the states and EEA and other foreign governments in which we conduct our business. These laws include, without limitation, state and federal, as well as EEA and other foreign, anti-kickback, fraud and abuse, false claims, privacy and security and physician sunshine laws and regulations, such as the following:

•

The U.S. federal Anti-Kickback Statute prohibits, among other things, persons or entities from knowingly and willfully soliciting, offering, receiving or paying any remuneration, directly or indirectly, overtly or covertly, in cash or in kind, to induce or reward either the referral of an individual for, or the purchase, lease, order, or arranging for or recommending the purchase, lease or order of, any good or service, for which payment may be made, in whole or in part, under federal healthcare programs such as Medicare and Medicaid. Remuneration has been broadly defined to include anything of value, including cash, improper discounts, and free or reduced-price items and services. A person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation. This statute has been interpreted to apply to arrangements between pharmaceutical companies on one hand and Medicare patients, prescribers, purchasers and formulary managers on the other. In addition, the government may assert that a claim including items or services resulting from a violation of the federal anti-kickback statute constitutes a false or fraudulent claim for purposes of the federal civil False Claims Act. Although there are a number of statutory exemptions and regulatory safe harbors protecting certain common manufacturer business arrangements and activities from prosecution and administrative sanction, the exemptions and safe harbors are drawn narrowly, and practices or arrangements that involve remuneration may be subject to scrutiny if they do not qualify for an exemption or safe harbor. Our practices may not in all cases meet all of the criteria for safe harbor protection, and therefore would be subject to a facts and circumstances analysis to determine potential Anti-Kickback Statute liability.

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

Additionally, the Health Insurance Portability and Accountability Act of 1996, as amended by the Health Information Technology for Economic and Clinical Health Act, or HIPAA, and its implementing regulations also impose certain obligations, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of individually identifiable health information and impose notification obligations in the event of a breach of the privacy or security of individually identifiable health information. Further, numerous federal and state laws and regulations that address privacy and data security, including state data breach notification laws, state health information privacy laws, and federal and state consumer protection laws (e.g., Section 5 of the Federal Trade Commission Act, or FTC Act), govern the collection, use, disclosure and protection of health-related and other personal information, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

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

EU member states, Switzerland and other countries have also adopted data protection laws and regulations that impose significant compliance obligations. In the EU, the collection and use of personal health data is governed by the provisions of the General Data Protection Regulation (GDPR). The GDPR entered into application on 25 May 2018, repealing the Data Protection Directive and increasing our responsibility and liability in relation to the processing of personal data of EU subjects. The GDPR, together with the national legislation of the individual EU member states governing the processing of personal data, impose strict obligations and restrictions on the ability to collect, analyze and transfer personal data, including health data from clinical trials and adverse event reporting.

These obligations and restrictions concern, in particular, the consent of the individuals to whom the personal data relates, the information provided to the individuals, the transfer of personal data outside the EU, security breach notifications, security and confidentiality of the personal data, as well as substantial potential fines for breaches of the data protection obligations. Data protection authorities from the different EU member states may interpret the GDPR and national laws differently and impose additional requirements, which add to the complexity of processing personal data of EU subjects.

With respect to the transfer of personal data out of the EU, the GDPR provides that the transfer of personal data to countries that the European Commission does not consider to provide an adequate level of data protection, including the United States, is permitted only on specific legal bases.

In Case C-362/14 Maximillian Schrems v. Data Protection Commissioner, or the Schrems case, the judgment by the Court of Justice of the European Union (CJEU) held invalid the Safe Harbor Framework, which many United States entities had relied upon as a basis for transferring personal data from the EU to the United States. As a result, United States entities could rely only on the alternate procedures for such data transfer provided in the EU Data Protection Directive. On February 29, 2016, however, the European Commission announced an agreement with the United States Department of Commerce, or the DOC, to replace the invalidated Safe Harbor framework with a new “Privacy Shield.” On July 12, 2016, the European Commission adopted a decision on the adequacy of the protection provided by the Privacy Shield, which is intended to address the requirements set out by the CJEU in the Schrems case. The Privacy Shield imposes more stringent obligations on companies, provides stronger monitoring and enforcement by the DOC and the Federal Trade Commission, and makes commitments on the part of public authorities regarding access to information. United States entities have been able to certify to the DOC their compliance with the privacy principles of the Privacy Shield since August 1, 2016 and rely on the Privacy Shield certification to transfer personal data from the EU to the United States.

In October 2016, however, three French digital rights advocacy groups, La Quadrature du Net, French Data Network and the Fédération FDN, brought an action for annulment of the European Commission decision on the adequacy of the Privacy Shield before the CJEU (Case T-738/16). The case is currently pending before the CJEU. If the CJEU invalidates the Privacy Shield, it will no longer be possible to rely on the Privacy Shield certification to transfer personal data from the EU to entities in the United States. Adherence to the Privacy Shield is not, however, mandatory. Entities based in the United States are permitted to rely either on their adherence to the Privacy Shield or on the other authorized means and procedures to transfer personal data provided by the GDPR.

Our failure to comply with these laws, or changes in the way in which these laws are implemented, could lead to government enforcement actions and significant penalties against us, and adversely impact our operating results.

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

Other legislative changes have been proposed and adopted in the U.S. since the ACA was enacted. On August 2, 2011, the Budget Control Act of 2011. This included aggregate reductions of Medicare payments to providers of 2% per fiscal year, which went into effect on April 1, 2013 and will stay in effect through 2027 unless additional Congressional action is taken. On January 2, 2013, the American Tax Payer Relief Act of 2012 was signed into law, which, among other things, further reduced Medicare payments to several providers, including hospitals. We expect that additional healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal, state and foreign governments will pay for healthcare products and services, which could result in reduced demand for our products, if approved, or additional pricing pressures. Furthermore, certain legislative changes to and regulatory changes under the ACA have occurred in the 115th U.S. Congress and under the Trump Administration. For example, the Bipartisan Budget Act of 2018 will sunset the exclusion of biosimilars from the Medicare Part D coverage gap discount program beginning in 2019. The impact of these changes on us and potential effect on biosimilar manufacturing industry as a whole is currently unknown. Additional legislative changes to and regulatory changes under the ACA remain possible. Any additional changes to the ACA may have an impact on our results of operations, and may have a material adverse effect on our results of operations. We cannot predict what other healthcare programs and regulations will ultimately be implemented at the federal or state level or the effect of any future legislation or regulation in the United States may have on our business.

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

We are aware that some biosimilar companies, namely Sandoz International GmbH (Sandoz), a subsidiary of Novartis AG, and Celltrion, Inc. have engaged in legal challenges against originators to establish their right to bring declaratory judgment actions against such originators outside the complex framework of the BPCIA patent exchange rules in order to challenge the validity of the originators’ patents prior to the filing of any biosimilar regulatory application. For example, in the Sandoz case against the originator Amgen (relating to Sandoz’ proposed etanercept (Enbrel ®) biosimilar) the federal district court ruled that Sandoz did not have the right to bring a declaratory judgment action against Amgen to challenge the validity of certain Amgen-controlled patents directed to Enbrel, but instead determined that Sandoz must use the patent exchange mechanism established in the BPCIA. Sandoz appealed this decision to the United States Court of Appeals for the Federal Circuit, and on December 5, 2014 the Federal Circuit Court ruled that Sandoz had not met the legal requirements to pursue a declaratory judgment action against Amgen. The Federal Circuit court did not address whether the patent resolution mechanism established in the BPCIA would preclude Sandoz from filing its declaratory judgment action against Amgen if and when it files an FDA application under the BPCIA for its etanercept biosimilar.

In October 2014, Amgen filed suit in federal district court against Sandoz alleging that Sandoz unlawfully refused to follow the patent resolution provisions of the BPCIA in connection with Sandoz’ July 2014 regulatory approval application under 351(k) for its Neupogen ® (filgrastim) biosimilar, Zarxio ®. Amgen sought declaratory and injunctive relief. Following litigation at the federal district court and appeals to the Federal Circuit, on February 16, 2016, Sandoz petitioned the United States Supreme Court for certiorari review of the Federal Circuit decision that biosimilar applicants must wait until FDA approval before providing 180-day notice and Amgen filed a cross petition to review the decision that the patent exchange and briefing process is optional. On June 12, 2017, the Supreme Court issued a unanimous opinion in Amgen v. Sandoz holding that notice of commercial marketing may be given prior to FDA approval of the biosimilar product. The Court also held that no injunction is available under federal law to force compliance with the patent exchange and patent briefing process. The Court remanded the case to the Federal Circuit to answer: (1) whether an injunction is available under state law; and (2) whether such a state-law injunction is preempted by federal law. On December 14, 2017, the Federal Circuit affirmed the dismissal of Amgen’s unfair competition and conversion claims and that Amgen’s state law claims are preempted on both field and conflict grounds. In particular, the Federal Circuit noted that the “BPCIA preempts state law remedies for an applicant’s failure to comply with § 262(l)(2)(A).”

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

Moreover, our partners and third-party contractors located outside the U.S. may have inadequate compliance programs or may fail to respect the laws and guidance of the territories in which they operate. Even if we are not determined to have violated these laws, government investigations into these issues typically require the expenditure of significant resources and generate negative publicity, which could also have an adverse effect on our business, financial condition and results of operations.

Risks Relating to Owning Our Common Stock

The market price of our stock may fluctuate significantly, and investors may have difficulty selling their shares.

Our stock is currently traded on NYSE American, but we can provide no assurance that we will be able to maintain an active trading market on NYSE American or any other exchange in the future. The trading volume of our stock tends to be low relative to our total outstanding shares, and we have several stockholders who hold substantial blocks of our stock. As of June 30, 2018, we had 31,420,085 shares of common stock outstanding, and stockholders holding at least 5% of our stock, individually or with affiliated persons or entities, collectively beneficially owned or controlled approximately 37% of such shares. Sales of large numbers of shares by any of our large stockholders could adversely affect our trading price, particularly given our relatively small historic trading volumes. If stockholders holding shares of our common stock sell, indicate an intention to sell, or if it is perceived that they will sell, substantial amounts of their common stock in the public market, the trading price of our common stock could decline.

Since shares of our common stock were sold in our initial public offering in July 2014 at a price of $6.00 per share, our stock price has ranged from $2.07 to $24.41 through June 30, 2018. In addition to the factors discussed in this “Risk Factors” section and elsewhere in this quarterly report on Form 10-Q, factors that may cause volatility in our share price include:

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

As of June 30, 2018, our executive officers, directors and stockholders who owned more than 5% of our outstanding common stock and their respective affiliates beneficially owned or controlled approximately 39% of the outstanding shares of our common stock. Accordingly, these executive officers, directors and stockholders and their respective affiliates, acting as a group, have substantial influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets or any other significant corporate transactions. These stockholders may therefore delay or prevent a change of control of us, even if such a change of control would benefit our other stockholders. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.

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

We did not repurchase any shares of our common stock during the three months ended June 30, 2018.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

Appointment of Principal Accounting Officer

On August 7, 2018, Susan A. Knudson was appointed to the role of principal accounting officer of the company. Ms. Knudson is currently also the chief financial officer and principal financial officer of the company. Upon the appointment of Ms. Knudson as principal accounting officer, Patricia Lady ceased to act as principal accounting officer of the company, but will continue her role as our Vice President of Finance.

Susan A. Knudson, age 54, has served as our Chief Financial Officer since February 2018. From 2009 to 2017, Ms. Knudson held various roles at Neothetics, Inc., a specialty pharmaceutical company, including Chief Financial Officer from 2014 to 2017 and Vice President of Finance and Administration from 2009 to 2014. Prior to joining Neothetics, Ms. Knudson served as Senior Director of Finance and Administration at Avera Pharmaceuticals, a pharmaceutical company, from May 2002 to January 2009. Prior to May 2002, Ms. Knudson served as Director of Finance and Administration at MD Edge, Inc., a medical communications company, from October 2000 to April 2002. Prior to joining MD Edge, Ms. Knudson served as Assistant Director of Accounting at Isis Pharmaceuticals, a pharmaceutical company, from April 2000 to October 2000. Ms. Knudson has also held senior positions at CombiChem, General Atomics and Deloitte & Touche. Ms. Knudson holds a B.A. in Accounting from the University of San Diego.

No new compensatory arrangements were entered into with Ms. Knudson in connection with her appointment as principal accounting officer. There are no family relationships between Ms. Knudson and any of our directors or executive officers. There are no transactions between Ms. Knudson and us which are reportable under Item 404(a) of Regulation S-K.

ITEM 6.	EXHIBITS

The documents listed in the Exhibit Index of this Quarterly Report on Form 10-Q are incorporated by reference or are filed with this Quarterly Report on Form 10-Q, in each case as indicated therein (numbered in accordance with Item 601 of Regulation S-K).

EXHIBIT INDEX

Exhibit Number	Description	Incorporated by Reference Herein
		Form	File No.	Exhibit	Filing Date

10.1#+	Development and License Agreement, dated April 18, 2018, between the Registrant and China NT Pharma Group Company Limited

10.2#+	Modification 6, effective May 15, 2018, between the Registrant and the United States Department of Health and Human Services

10.3#+	Development and License Agreement, dated June 11, 2018, between the Registrant and Alvogen Malta Operations Ltd.

31.1#	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2#	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certifications of Chief Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

#	Filed herewith.
+	Portions of this exhibit have been omitted pursuant to a request for confidential treatment and the non-public information has been filed separately with the SEC
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

PFENEX INC.

Dated: August 8, 2018	By:	/s/ Evert B. Schimmelpennink
Evert B. Schimmelpennink
Chief Executive Officer, President and Secretary (Principal Executive Officer)

Dated: August 8, 2018	By:	/s/ Susan A. Knudson
Susan A. Knudson
Chief Financial Officer (Principal Financial and Principal Accounting Officer)