Form 10-Q
period 2018-09-30
Pfenex Inc.
filed 2018-11-07
CIK 1478121

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging Growth Company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

As of October 31, 2018, the registrant had 31,460,719 shares of Common Stock ($0.001 par value) outstanding.

PFENEX INC.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

PFENEX INC.

Consolidated Balance Sheets

	September 30, 2018 (unaudited)	December 31, 2017
	(in thousands)
Assets
Current assets
Cash and cash equivalents	$67,825	$57,664
Restricted cash	200	200
Accounts and unbilled receivables, net	1,745	1,306
Income tax receivable	206	638
Other current assets	1,972	1,705

Total current assets	71,948	61,513
Property and equipment, net	7,455	7,397
Other long-term assets	133	133
Intangible assets, net	4,381	4,771
Goodwill	5,577	5,577

Total assets	$89,494	$79,391

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$1,360	$1,905
Accrued liabilities	10,585	8,913
Current portion of deferred revenue	7,141	7,421
Current portion of capital lease obligations	317	228

Total current liabilities	19,403	18,467
Deferred revenue, less current portion	2,500	2,742
Capital lease obligations, less current portion	272	419

Total liabilities	22,175	21,628
Commitments and contingencies
Stockholders’ equity
Preferred stock, $0.001 par value, 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, par value $0.001, 200,000,000 shares authorized; 31,460,719 and 23,548,280 shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively	32	24
Additional paid-in capital	261,764	219,446
Accumulated deficit	(194,477)	(161,707)

Total stockholders’ equity	67,319	57,763

Total liabilities and stockholders’ equity	$89,494	$79,391

The accompanying notes are an integral part of these unaudited consolidated financial statements.

PFENEX INC.

Consolidated Statements of Operations

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2018	2017	2018	2017
Revenue	$3,570	$5,024	$11,506	$10,871
Cost of revenue	1,479	1,766	3,923	3,481

Gross profit	2,091	3,258	7,583	7,390
Operating expense
Research and development	9,045	8,112	28,590	24,708
Selling, general and administrative	3,823	3,999	11,920	13,973

Total operating expense	12,868	12,111	40,510	38,681

Loss from operations	(10,777)	(8,853)	(32,927)	(31,291)
Other income, net	115	35	157	117

Net loss	$(10,662)	$(8,818)	$(32,770)	$(31,174)

Net loss per common share, basic and diluted	$(0.34)	$(0.37)	$(1.20)	$(1.33)

Weighted-average common shares used in calculating basic and diluted net loss per share	31,437	23,539	27,288	23,488

The accompanying notes are an integral part of these unaudited consolidated financial statements.

PFENEX INC.

Consolidated Statements of Cash Flows

(unaudited)

	Nine Months Ended September 30,
	2018	2017
	(in thousands)
Cash flows from operating activities
Net loss	$(32,770)	$(31,174)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	849	619
Amortization of intangible assets	400	398
Stock-based compensation expense	2,551	2,495
Loss (gain) on disposal of property and equipment	8	(20)
Changes in operating assets and liabilities
Accounts and unbilled receivables	(439)	(517)
Other current assets	(268)	205
Accounts payable	(560)	307
Accrued liabilities	2,031	1,558
Deferred revenue	(522)	(5,027)
Income tax receivable	432	—

Net cash used in operating activities	(28,288)	(31,156)

Cash flows from investing activities
Acquisitions of property and equipment	(1,010)	(1,954)
Purchase of intangible asset	(10)	—
Proceeds from sale of property and equipment	—	45

Net cash used in investing activities	(1,020)	(1,909)

Cash flows from financing activities
Proceeds from issuance of common stock, net of offering costs	39,522	—
Repayments of capital lease obligations	(212)	(43)
Proceeds from exercise of stock options and other stock issuances	197	180
Payment for taxes related to net share settlement of equity award	(38)	—

Net cash provided by financing activities	39,469	137

Net increase (decrease) in cash, cash equivalents, and restricted cash	10,161	(32,928)
Cash, cash equivalents and restricted cash
Beginning of period	57,864	81,501

End of period	$68,025	$48,573

Non-cash financing and investing transactions
Asset acquisitions in accounts payable and accrued expenses	$92	$304
Acquisitions under capital lease obligations	$154	$676
Restricted stock issuance for bonus accrual	$56	$—
Supplemental schedule of cash flow information
Interest paid	$36	$11
Taxes paid	$48	$—

The accompanying notes are an integral part of these unaudited consolidated financial statements.

PFENEX INC.

Notes to Consolidated Financial Statements

(unaudited)

1. Organization and Summary of Significant Accounting Policies

Business Activities and Organization

Pfenex Inc. (the Company or Pfenex) is a clinical-stage development and licensing biotechnology company focused on leveraging its Pfēnex Expression Technology ® to develop and improve protein therapies for unmet patient needs. Using the patented Pfēnex Expression Technology platform, the Company has created an advanced pipeline of therapeutic equivalents, vaccines, biologics and biosimilars. The Company also uses its Pfēnex Expression Technology platform to produce CRM197, a diphtheria toxoid carrier protein used in prophylactic and therapeutic vaccines. The Company’s lead product candidates are PF708, a therapeutic equivalent candidate to Forteo® (teriparatide) for the treatment of osteoporosis, and its novel anthrax vaccine candidates, Px563L and RPA563, funded through an advanced development contract with the U.S. government. In April 2018, the Company granted certain development and commercialization rights for PF708 in certain Asian countries to China NT Pharma Group Company Limited (NT Pharma). In June 2018, the Company granted Alvogen Malta Operations Ltd. (Alvogen) exclusive rights to commercialize and manufacture PF708 in the United States. In addition, the Company is developing hematology/oncology products in collaboration with Jazz Pharmaceuticals Ireland Limited (Jazz). Furthermore, the Company’s pipeline includes biosimilar candidates to Lucentis ® and Neulasta®.

Product Candidates and Collaborations

The following table summarizes certain information about the Company’s lead product candidates and collaborations:

Product Candidate	Branded Reference Drug	Program	Indication
Proposed Therapeutic Equivalent
PF708 – Teriparatide	Forteo	• Licensed in the United States to Alvogen; • Licensed in Mainland China, Hong Kong, Singapore, Malaysia, Thailand to NT Pharma; • Wholly-Owned Rest of World	Osteoporosis

Multiple Hematology/Oncology Product Candidates	Various	• Jazz Pharmaceuticals Ireland Limited	Various

Novel Vaccines
Px563L and RPA563 – rPA based anthrax vaccines	N/A	• U.S. Government Funded	Anthrax post-exposure prophylaxis

Proposed Therapeutic Equivalent: PF708 – Teriparatide

PF708 is being developed as a therapeutic equivalent candidate to Forteo, which is approved and marketed by Eli Lilly and Company for the treatment of osteoporosis patients at a high risk of fracture. In April 2018, the Company and NT Pharma entered into a Development and License Agreement (NT Pharma Agreement), pursuant to which the Company granted an exclusive license to NT Pharma to commercialize PF708 in Mainland China, Hong Kong, Singapore, Malaysia and Thailand and a non-exclusive license to conduct development activities in such territories with respect to PF708. The Company will be responsible for commercial manufacturing and will provide NT Pharma with the product for commercial sale. NT Pharma will be responsible for all regulatory submissions, development costs and costs associated with regulatory approvals in such territories. The Company will retain exclusive rights to PF708 in all countries outside of such territories, except for the United States, for which rights were subsequently granted to Alvogen. In June 2018, the Company and Alvogen entered into a Development and License Agreement (Alvogen Agreement) pursuant to which Alvogen will have the exclusive right to commercialize and manufacture PF708 in the United States. The Company currently retains exclusive rights to PF708 in all countries outside of the United States, Mainland China, Hong Kong, Singapore, Malaysia and Thailand. The Company will continue to be responsible for development and registration of PF708, while Alvogen will provide additional regulatory and development expertise.

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

Novel Vaccines: Px563L and RPA563 – rPA based anthrax vaccines

The Company is also developing Px563L and RPA563, novel anthrax vaccine candidates, in response to the United States government’s unmet demand for increased quantity, stability and dose-sparing regimens of anthrax vaccine. The government contract is funded by the Biomedical Advanced Research and Development Authority (BARDA). Subject to continued funding from BARDA, the Company expects to continue to advance the programs with the potential to initiate a Phase 2 trial in 2019. The Company had initially entered into a development contract with BARDA in 2010. The $25.2 million fully-funded contract was completed in 2015, at which time BARDA awarded the Company a cost-plus fixed fee advanced development contract valued at up to approximately $143.5 million. In January 2017, BARDA exercised two options under its existing contract for further development of Px563L and RPA563. One of the exercised options was increased by $1.7 million in May 2018, which increased the total contract value to $145.2 million. In September 2018, BARDA extended the contract period of performance.

Pfēnex Expression Technology Licenses: CRM197

The Company has several development and commercial partnerships in place for CRM197, which is a non-toxic mutant of diphtheria toxin. It is a well-characterized protein and functions as a carrier for polysaccharides and haptens, making them immunogenic. The Company developed a unique CRM197 production strain based on its pseudomonas fluorescens platform and sells non-GMP and cGMP CRM197 to vaccine development-focused pharmaceutical partners. As a result of those efforts, the Company previously entered into commercial licenses for production strains capable of producing CRM197 with both Merck and Serum Institute of India. These commercial license agreements with Merck and Serum contemplate potential maintenance and milestone fees as well as royalties on net sales. Merck and Serum are currently using the Company’s CRM197 in multiple Phase 3 clinical trials for such diseases as pneumococcal and meningitis bacterial infections.

The Company’s revenue in the near term is primarily related to monetizing its protein production platform through CRM197 product sales, commercial license agreements, service agreements, and government contracts, which may provide for various types of payments, including upfront payments, funding of research and development, milestone payments, intellectual property access fees and licensing fees.

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

At the Market Offering Program

In March 2018, the Company entered into an equity sales agreement (Sales Agreement) with William Blair & Company, L.L.C. (William Blair) to sell shares of the Company’s common stock having aggregate sales proceeds of up to $20.0 million, from time to time, through an “at the market” equity offering program under which William Blair will act as sales agent. Under the Sales Agreement, the Company sets the parameters for the sale of shares, including the number of shares to be issued, the time period during which sales are requested to be made, limitation on the number of shares that may be sold in any one trading day and any minimum price below which sales may not be made. As of September 30, 2018, the Company had not sold any shares under the Sales Agreement.

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

As of September 30, 2018, the Company had an accumulated deficit of $194.5 million and expects to incur substantial operating losses for the next several years. The Company believes that its existing cash and cash equivalents and cash inflow from operations will be sufficient to meet its anticipated cash needs for at least the next 12 months including all necessary activities leading up to and including potential commercial launch of PF708 in the United States as early as the fourth quarter of 2019, subject to FDA acceptance, approval of the new drug application and other factors.

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

Concentrations

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents, investments and accounts and unbilled receivables. The Company has established guidelines intended to limit its exposure to credit risk by placing investments with high credit quality financial institutions, diversifying its investment portfolio and placing investments with maturities that help maintain safety and liquidity. All cash and cash equivalents were held at three major financial institutions as of September 30, 2018 and December 31, 2017. For the Company’s cash position of $68.0 million as of September 30, 2018, which included restricted cash of $0.2 million, the Company has exposure to credit loss for amounts in excess of insured limits in the event of non-performance by the institutions; however, the Company does not anticipate non-performance.

Additional credit risk is related to the Company’s concentration of receivables. As of September 30, 2018 and December 31, 2017, receivables were concentrated among three customers representing 99% and 89% of total net receivables, respectively. No allowance for doubtful accounts was recorded at September 30, 2018 or December 31, 2017. For the three months ended September 30, 2018 and 2017, revenue was concentrated among two customers and/or collaboration partners representing 89% and two customers and/or collaborative partners representing 94% of total revenues, respectively. Revenue from two customers and/or collaboration partners represented 87% and 91% of total revenue for the nine months ended September 30, 2018 and 2017, respectively.

A portion of revenue is earned from sales outside the United States. Non-U.S. revenue is denominated in U.S. dollars. A breakdown of the Company’s net revenue from U.S. and non-U.S. sources for the three and nine months ended September 30, 2018 and 2017 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2018	2017	2018	2017
US revenue	$1,371	$2,190	$3,877	$4,453
Non-US revenue	2,199	2,834	7,629	6,418

Total revenue	$3,570	$5,024	$11,506	$10,871

During the three and nine months ended September 30, 2018 and 2017, Ireland accounted for more than 10% of the Company’s revenue.

Revenue

The Company’s revenue is related to the monetization of its protein production platform through collaboration agreements, service agreements, license agreements, government contracts and sales of CRM197, which may provide for various types of payments, including upfront payments, funding of research and development, milestone payments, intellectual property access fees and licensing fees. The Company’s revenue generating agreements also include potential revenues for achieving milestones and for product royalties. The specifics of the Company’s significant agreements are detailed in Note 7—Significant Research and Development Agreements.

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

The Company assesses milestone payments on an individual basis and recognizes revenue from nonrefundable milestone payments when the earnings process is complete and the payment is reasonably assured. Nonrefundable milestone payments related to arrangements under which the Company has continuing performance obligations are recognized as revenue upon achievement of the associated milestone, provided that (i) the milestone event is substantive and its achievability was not reasonably assured at the inception of the agreement, and (ii) the amount of the milestone payment is reasonable in relation to the effort expended or the risk associated with the milestone event. For the nine months ended September 30, 2018, $1.3 million in revenue was recognized in connection with the Merck and Jazz collaborations, with no revenue recognized for the quarter. For the three and nine months ended September 30, 2017, $1.0 million in revenue was recognized in connection with the achievement of development milestones associated with the Jazz collaboration.

The Company’s reagent protein products are primarily comprised of internally developed reagent protein products. Revenues for reagent product sales are reflected net of attributable sales tax. The Company generally offers a 30-day return policy. The Company recognizes reagent product revenue from product sales when it is realized or realizable and earned. As of September 30, 2018, the Company has had minimal product returns related to reagent protein product sales. Therefore, no reserve for warranty and return rights was recorded as of September 30, 2018 and December 31, 2017, respectively.

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

Recently Adopted Accounting Pronouncements

In November 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, which clarifies the presentation of restricted cash and restricted cash equivalents in the statements of cash flows. Under the ASU, restricted cash and restricted cash equivalents are included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts presented on the statements of cash flows. The ASU is intended to reduce diversity in practice in the classification and presentation of changes in restricted cash on the Consolidated Statement of Cash Flows. The ASU requires that the Consolidated Statement of Cash Flows explain the change in total cash and equivalents and amounts generally described as restricted cash or restricted cash equivalents when reconciling the beginning-of-period and end-of-period total amounts. The ASU also requires a reconciliation between the total of cash and equivalents and restricted cash presented on the Consolidated Statement of Cash Flows and the cash and equivalents balance presented on the Consolidated Balance Sheet. The ASU was effective retrospectively on January 1, 2018, with early adoption permitted. This guidance was adopted during the quarter ended March 31, 2018. Upon adoption of this guidance, prior periods were retrospectively adjusted to conform to the current period’s presentation. For the nine months ended September 30, 2017, the Company had previously disclosed $0.2 million of restricted cash as net cash used in financing activities. The effect of the adoption of ASU 2016-18 on the Company’s consolidated statement of cash flows was to reduce net cash used in financing by $0.2 million and include restricted cash balances in the balances of cash and cash equivalents and restricted cash.

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

Recently Issued Accounting Pronouncements Not Yet Adopted

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in ASC 605, Revenue Recognition. This ASU is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. Numerous updates were issued in 2016 that provide clarification on a number of specific issues as well as requiring additional disclosures. The effective date will be the first quarter of fiscal year 2019 using one of two retrospective application methods: the full retrospective method or the modified retrospective method. The Company plans to adopt the standard in the first quarter of fiscal year 2019 using the modified retrospective method. The Company does not expect the new standard to have a material impact on the recognition of revenue from its reagent protein product sales. The Company is currently evaluating its agreements with BARDA, NT Pharma, Jazz and Alvogen.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which was subsequently amended in July 2018 by ASU No. 2018-10, Codification Improvements to Topic 842, Leases and ASU No. 2018-11, Leases (Topic 842): Targeted

Improvements. This ASU increases transparency and comparability by recognizing a lessee’s rights and obligations resulting from leases by recording them on the balance sheet as right-of-use assets and lease liabilities. The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification dictates whether lease expense is to be recognized based on an effective interest method or on a straight-line basis over the term of the lease. Additional qualitative and quantitative disclosures will be required to give financial statement users information on the amount, timing and judgments related to a reporting entity’s cash flows arising from leases. This guidance is effective for the Company in the first quarter of fiscal year 2020. The Company is currently evaluating the impact of the adoption of this accounting standard update on its financial statements.

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

In August 2018, the FASB issued ASU No. 2018-15, Intangibles—Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. This new guidance aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. ASU 2018-15 is effective for the Company beginning in the first quarter of fiscal year 2020, with early adoption permitted. The Company is currently evaluating this guidance to determine the impact on its financial statements and related disclosures.

2. Fair Value Measurements

The fair value measurements of the Company’s cash equivalents and investments, which are measured at fair value on a recurring basis as of September 30, 2018 and December 31, 2017, were determined using the inputs described above and are as follows:

		Fair Value Measurements at Reporting Date Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
September 30, 2018
Cash and money market funds	$68,025	$68,025	$—	$—

Total assets measured at fair value	$68,025	$68,025	$—	$—

December 31, 2017
Cash and money market funds	$57,864	$57,864	$—	$—

Total assets measured at fair value	$57,864	$57,864	$—	$—

Cash and money market funds at September 30, 2018 and December 31, 2017 include restricted cash, which is included in current assets on the balance sheet.

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

	September 30, 2018	December 31, 2017
	(in thousands)
Cash and cash equivalents	$67,825	$57,664
Restricted cash	200	200

Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$68,025	$57,864

4. Property and Equipment

Property and equipment consisted of the following:
	September 30, 2018	December 31, 2017
	(in thousands)
Furniture and equipment	$365	$355
Computers and IT equipment	432	368
Purchased software	333	931
Lab and research equipment	8,832	8,131
Leasehold improvements	876	865
Construction in progress	196	162
Other fixed assets	83	64

Total property and equipment, gross	11,117	10,876
Less: accumulated depreciation and amortization	(3,662)	(3,479)

Total property and equipment, net	$7,455	$7,397

Total property and equipment assets under capital lease were $1.2 million and $1.1 million as of September 30, 2018 and December 31, 2017, respectively. Accumulated depreciation related to assets under capital lease as of these dates were $0.2 million and $0.1 million, respectively. For the three and nine months ended September 30, 2018 and 2017, total depreciation and amortization expense is included in research and development, selling, general and administrative expenses and cost of sales in the accompanying consolidated statements of operations as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in thousands)
Cost of revenue	$8	$—	$23	$—
Research and development	242	139	709	382
Selling, general and administrative	41	89	117	237

Total depreciation and amortization expense	$291	$228	$849	$619

5. Intangible Assets

Intangible assets consisted of the following:

	September 30, 2018	December 31, 2017
	(in thousands)
Customer relationships	$3,750	$3,750
Developed technology	4,400	4,400
Trade names	920	910

Gross intangible assets	9,070	9,060
Less: Accumulated amortization	(4,689)	(4,289)

Total intangible assets, net	$4,381	$4,771

Amortization expense related to intangible assets was $0.1 million for both the three months ended September 30, 2018 and 2017, respectively, and $0.4 million for both the nine months ended September 30, 2018 and 2017, respectively. Amortization expense is included within selling, general and administrative expense in the accompanying consolidated statements of operations. As of September 30, 2018, estimated amortization expense for the next five years amounts to approximately $0.5 million per year.

6. Accrued Liabilities

Accrued liabilities consisted of the following:

	September 30, 2018	December 31, 2017
	(in thousands)
Accrued vacation	$495	$477
Deferred rent	598	620
Accrued bonuses	1,439	1,672
Other accrued employee-related liabilities	360	462
Accrued professional fees	1,529	575
Accrued supplier liabilities	461	690
Accrued subcontractor costs	5,321	2,681
Accrued clinical trial costs	—	866
Other accrued liabilities	382	870

Total accrued liabilities	$10,585	$8,913

Clinical trial for PF708 ended in the first half of 2018. No further clinical trial costs were required to be accrued. Activity related to preparing for PF708’s NDA submission led to increased subcontractor accruals.

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

The upfront and option payment for the original Jazz agreement and the amendment are being deferred and will be recognized as revenue ratably over the period in which the Company expects services to be rendered for each respective unit of accounting. As previously disclosed, the estimated period of revenue recognition approximates a range of 15 to 32 months. Based on changes to this estimate that occurred during the quarter ended June 30, 2017, the Company modified the period of revenue recognition to range from 15 to 35 months. During the year ended December 31, 2017, the Company completed the service period related to one of the hematology products. In the second quarter of 2018, the Company achieved two development milestones and recognized $750 thousand in revenue for successful achievement of process development milestones for PF745. During the three months ended September 30, 2018 and 2017, the Company recorded revenue of approximately $1.8 million and $2.7 million related to the Jazz Collaboration, respectively. During the nine months ended September 30, 2018 and 2017, the Company recorded revenue of approximately $6.3 million and $6.0 million related to the Jazz collaboration, respectively. As of September 30, 2018 and December 31, 2017, deferred revenue associated with the Jazz collaboration was $4.6 million and $10.1 million, respectively. This deferred revenue will be recognized over the remaining period of performance from 6 to 9 months, subsequent to September 30, 2018.

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

In accordance with ASC 605-25, the Company identified all of the deliverables at the inception of the NT Pharma Agreement. The significant deliverables were determined to be the license and research and development services up through the NDA filing related to the PF708 product. The Company has determined that these deliverables meet the separation criteria and therefore are each treated as separate units of accounting.

The upfront payment of $2.5 million is not fixed and determinable. Due to a contract clause, the $2.5 million may be payable to NT Pharma if the NDA is not filed by a specified date; therefore, the upfront payment has been recorded as deferred revenue in the accompanying consolidated balance sheet.

Alvogen

In June 2018, the Company entered into an agreement with Alvogen in which the Company has granted Alvogen exclusive rights to commercialize PF708 in the United States. The Company will retain exclusive rights to PF708 in all countries outside of the

United States except Mainland China, Hong Kong, Singapore, Malaysia and Thailand, where the Company has granted rights to NT Pharma. The Company will continue to be responsible for development and registration of PF708, while Alvogen will provide additional regulatory and development expertise. Alvogen will assume responsibility for costs related to litigation, commercial manufacturing and supply chain, and commercialization of PF708. In consideration for the licenses and other rights granted in the development and license agreement, the Company received an upfront payment of $2.5 million and may be eligible to receive an additional $25 million in support and regulatory milestone payments. The Company may also be eligible to receive a 50% gross profit split on sales if the product is rated as Therapeutically Equivalent (AP) to Forteo and up to 40% if rated differently. The Company deems that the support and regulatory milestones are substantive.

In accordance with ASC 605-25, the Company identified all of the deliverables at the inception of the Alvogen Agreement. The significant deliverables were determined to be the development and regulatory services up through the NDA filing and ultimate approval related to the PF708 product and the exclusive license granted to Alvogen to commercialize PF708 in the United States. The Company has determined that the license and the development and regulatory activities meet the separation criteria; therefore, they are each treated as separate units of accounting.

To determine the stand-alone value of the license, the Company considered our negotiation discussions with Alvogen that led to the final terms of the agreement and other information. The Company determined a selling price for the services by estimating costs expected to be incurred for internal labor, burden rates, internal margins, and subcontractors.

The upfront payment of $2.5 million is not fixed and determinable due to a contract clause that $2.5 million may be payable to Alvogen if the NDA approval is not transferred to Alvogen by a specified date; therefore, the upfront payment has been recorded as deferred revenue in the accompanying consolidated balance sheet. Alvogen is supporting certain agreed costs incurred by the Company related to the preparation and filing of the NDA for PF708. The Company records reimbursement amounts as net against research and development expenses in the accompanying consolidated statement of operations. The Company estimates the amounts to be received related to the reimbursement and records the amounts when they are fixed and determinable. For the nine months ended September 30, 2018, the Company recorded approximately $0.2 million for the estimated reimbursements. For the three months ended September 30, 2018, the Company did not record reimbursement amounts.

Funding Agreements

The U.S. Department of Health and Human Services

In July 2010, the Company entered into a contract with BARDA within the Office of the Assistant Secretary for Preparedness and Response in the U.S. Department of Health and Human Services to develop a production strain and process for the production of bulk recombinant protective antigen (rPA) from anthrax. The arrangement is a cost-plus fixed fee contract comprised of a base period and follow on options at BARDA’s election. At the inception of the contract, both BARDA and the Company entered into the arrangement with the expectation that BARDA would fund all costs of development and no costs in excess of the arrangement would be incurred by the Company. In December 2014, the Company filed the investigational new drug (IND) application for Px563L. BARDA extended the contract in December 2014 and provided additional funding, increasing the total contract to $25.2 million. The development contract was completed in August 2015.

In August 2015, the Company entered into a contract with BARDA for the advanced development of Px563L and RPA563 as novel vaccine candidates for the prevention of anthrax infection (BARDA Advanced Development Agreement). The BARDA Advanced Development Agreement is a cost-plus fixed fee development contract valued at up to approximately $143.5 million, including a 30-month base period of performance of approximately $15.9 million, and eight option periods valued at a total of approximately $127.6 million. The base period of performance was initially from August 2015 through February 2018 and later extended through September 2018. In addition to the base period, BARDA exercised additional phases of the development contract effective January 2017, totaling $4.9 million and allowing for the continuing development of Px563L and RPA563. The period of performance for the two option periods was extended through September 2018 and December 2019. Over the course of 2017 and 2018, the Company continued to collect favorable stability data for both products. Potential next milestones are the triggering of analytical and non-clinical animal study options, leading to a potential Phase 2 study in 2019, subject in each case to continued funding by BARDA. In May 2018, BARDA increased the funding for one of the option periods by approximately $1.7 million. This modification increased the total contract value if all options are exercised by BARDA to approximately $145.2 million.

Revenue is recognized in accordance with the authoritative guidance for revenue recognition including the authoritative guidance specific to federal government contractors. Reimbursable costs under this government contract primarily include direct labor, materials, subcontracts, accountable property and indirect costs. In addition, the Company receives a fixed fee under the BARDA contract, which is unconditionally earned as allowable costs are incurred and is not contingent on success factors. Reimbursable costs under this BARDA contract, including the fixed fee, are generally recognized as revenue in the period the reimbursable costs are incurred and become billable. The billing of any overage in indirect cost rates over the approved provisional rates in the contract is not allowed. Any such overage is expensed as incurred. When and if final rates with Defense Contract Audit Agency are approved, the Company will recognize any change in revenue resulting from the rate change in the period such revised rates are approved and as such this would be considered a change in estimate. This agreement is subject to early termination and stop-

work order in conformance with Federal Acquisition Regulations 52.249-6 and 52.242-15 whereupon BARDA may immediately terminate the agreement early for convenience or request the Company to stop all or any part of the work for a period of at least 90 days. If BARDA is not adequately funded, there is a potential that some or all of the follow-on options could be delayed or never elected.

8. Commitments and Contingencies

Capital Lease Agreements

In February 2018, the Company signed a lease agreement (the Lease) for the purchase of specialized equipment totaling approximately $0.2 million. The Lease, which is classified as a capital lease, has a term of 24 months and commenced during the three months ended March 31, 2018.

Payment commitments for the Company’s capital leases are summarized as follows:

September 30, 2018
(in thousands)
2018	$87
2019	342
2020	197

Total future minimum lease payments	$626

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

9. Stock-Based Compensation

Summary Stock-Based Compensation Information

The following table summarizes stock-based compensation expense:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in thousands)
Cost of revenue	$50	$67	$143	$189
Research and development	339	202	1,149	764
Selling, general and administrative	404	498	1,259	1,542

Total	$793	$767	$2,551	$2,495

Stock-based compensation from:
Stock options	$752	$707	$2,395	$2,377
Employee stock purchase plan	41	60	156	118

Total	$793	$767	$2,551	$2,495

The following table summarizes the Company’s stock option activity during the nine months ended September 30, 2018:

	Number of Options (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2017	3,237	$7.50
Granted	1,568	3.63
Exercised	(37)	2.17
Cancelled (forfeited)	(649)	6.95

Outstanding at September 30, 2018	4,119	$6.16	7.51	$3,552

Vested and expected to vest at September 30, 2018	3,596	$6.44	7.28	$2,871
Vested and exercisable at September 30, 2018	1,923	$7.95	5.80	$938

The Company received approximately $80 thousand and $26 thousand from stock option exercises during the nine months ended September 30, 2018 and 2017, respectively. Options outstanding at September 30, 2018 have a weighted average remaining contractual term of 7.51 years.

The exercise price of all options granted during the nine months ended September 30, 2018 and 2017 was equal to the closing price of the Company’s common stock on the date of grant. The fair value of each stock option granted is estimated on the grant date under the fair value method using the Black-Scholes model. The estimated fair values of the stock option, including the effect of estimated forfeitures, are then expensed over the requisite service period which is generally the vesting period. The table below sets forth the weighted-average assumptions used to estimate the fair value of stock options:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Risk-free interest rate	2.8%	1.9%	2.7%	2.0%
Expected volatility	72.8%	65.8%	71.1%	66.8%
Dividend yield	0%	0%	0%	0%
Expected term (years)	6.3	6.3	6.3	6.2

The weighted average grant date fair value of options granted during the nine months ended September 30, 2018 and 2017 was $2.37 and $3.50, respectively. As of September 30, 2018, there was approximately $4.4 million of unrecognized compensation cost related to unvested stock option awards and the weighted average period over which this cost is expected to be recognized is 2.55 years.

10. Income Taxes

During the three months and nine months ended September 30, 2018, the Company recorded no income tax expense. The Company expects to be in an overall taxable loss position for 2018. No tax expense is expected in the next several years as the Company expects to generate taxable net operating losses and corresponding valuation allowances due to its investments in its lead product candidates and other pipeline products.

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act makes broad and complex changes to the U.S. tax code, including, but not limited to, reducing the U.S. federal corporate tax rate from 35 percent to 21 percent for tax years beginning after December 31, 2017.

Pursuant to the SEC Staff Accounting Bulletin (“SAB”) No. 118, “Income Tax Accounting Implications of the Tax Cuts and Jobs Act” (“SAB 118”), issued on December 22, 2017, a company may select between one of three scenarios to determine a reasonable estimate arising from the Tax Act. Those scenarios are (i) a final estimate which effectively closes the measurement window; (ii) a reasonable estimate leaving the measurement window open for future revisions; and (iii) no estimate as the law is still being analyzed. As of December 31, 2017, the Company was able to reasonably estimate provisional adjustments, based on current year operations only, related to Meals & Entertainment and Compensation related items that do not have an impact on its financial statements due to a full valuation allowance. As it relates to the Tax Act, the Company feels the calculations are completed and the measurement window is closed.

11. Net Loss per Share of Common Stock

The following table summarizes the calculation of basic and diluted net loss per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in thousands, except per share data)
Net loss	$(10,662)	$(8,818)	$(32,770)	$(31,174)

Weighted-average common shares used in calculating basic and diluted net loss per share	31,437	23,539	27,288	23,488

Net loss per common share, basic and diluted	$(0.34)	$(0.37)	$(1.20)	$(1.33)

Basic net loss per share is calculated by dividing the net loss by the weighted-average number of common shares outstanding for the period. Diluted net loss per share is calculated by dividing the net loss by the weighted-average number of common shares and dilutive common stock equivalents outstanding for the period, determined using the treasury-stock method, if inclusion of these is dilutive. Because the Company reported a net loss for the three and nine months ended September 30, 2018 and 2017, diluted net loss per common share is the same as basic net loss per common share for those periods.

The following potentially dilutive securities outstanding at the end of the periods presented have been excluded from the calculation of diluted shares outstanding because of their anti-dilutive impact to earnings per share:

	September 30,
	2018	2017
	(in thousands)
Options to purchase common stock	4,119	3,430
Employee stock purchase plan	70	68

Total	4,189	3,498

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

The following discussion and analysis should be read together with our consolidated financial statements and the notes to those statements included elsewhere in this Form 10-Q. This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, that are based on our management’s beliefs and assumptions and on information currently available to our management. The forward-looking statements are contained principally in the section entitled “Risk Factors” and this Management’s Discussion and Analysis of Financial Condition and Results of Operations. Forward-looking statements include, but are not limited to:

•

the sufficiency of our cash and cash equivalents and cash generated from operations to meet our working capital and capital expenditure needs for the next 12 months, including our belief that we have sufficient cash resources to fund all necessary activities leading up to and including potential commercial launch of PF708 in the United States as early as the fourth quarter of 2019, subject to FDA acceptance, approval of the new drug application and other factors;

•	our and any potential future collaboration partner’s ability to enroll patients in our clinical studies at the pace that we project;

•

our expectations regarding the initiation, timing, progress and the success of the design, primary and secondary end points, and duration of the clinical trials and planned clinical trials of PF708, Px563L, RPA563 and our other product candidates, and reporting results from same;

•

whether the results of our and our collaboration partners’ trials will be sufficient to support domestic or global regulatory filings and approvals for PF708, including our expectations regarding the timing of our submission of the NDA for PF708;

•	our ability to seek, obtain and maintain regulatory approval of PF708 or our other product candidates, and the timing of such submissions and regulatory approvals;

•	our ability to obtain an FDA determination that PF708 is therapeutically equivalent to Forteo;

•	our expectations regarding the earliest potential commercial launch of PF708 in the United States;

•	our reliance on third parties to conduct clinical studies;

•	our reliance on third-party contract manufacturers to manufacture and supply our product candidates for us;

•	the benefits of the use of PF708, Px563L, RPA563 or any of our other product candidates;

•	the rate and degree of market acceptance of PF708, Px563L, RPA563 or any of our other product candidates, if approved for sale;

•	regulatory developments in the United States and foreign countries;

•	our expectations regarding government and third-party payor coverage and reimbursement;

•

our ability to manufacture PF708, Px563L, RPA563 and our other product candidates in conformity with regulatory requirements and to scale up manufacturing of PF708, Px563L, RPA563 and our other product candidates to commercial scale;

•

our ability to successfully build a specialty sales force, or collaborate with third-parties (including our existing collaboration partners, Alvogen and NT Pharma), to commercialize PF708 and our other product candidates;

•	our ability to compete with companies currently producing the reference products, including Forteo;

•	our ability to compete with companies that may also seek and obtain approval for therapeutically equivalent versions of Forteo;

•	our reliance on Jazz, Alvogen, NT Pharma, and any future collaboration partner’s performance over which we do not have control;

•	our ability to retain and recruit key personnel, including development of a sales and marketing function;

•	our ability to obtain and maintain intellectual property protection for PF708, Px563L, RPA563 or any other product candidates;

•	our estimates of our expenses, ongoing losses, future revenue, capital requirements and our needs for or ability to obtain additional financing;

•	our expectations regarding the market size, size of patient populations, and growth potential for our product candidates, if approved for commercial use;

•	our estimates of the expected patent expiration timelines for Forteo and other branded reference drugs and biologics;

•	our expectations regarding the time during which we will be an emerging growth company under the Jumpstart Our Business Startups Act;

•	our ability to develop new products and product candidates;

•	our ability to successfully establish and successfully maintain appropriate collaborations and derive significant revenue from those collaborations;

•	our financial performance; and

•	developments and projections relating to our competitors and our industry.

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

In this Form 10-Q, “we,” “us” and “our” refer to Pfenex Inc. and its subsidiaries.

Overview

We are a clinical-stage development and licensing biotechnology company focused on leveraging our Pfēnex Expression Technology to develop and improve protein therapies for unmet patient needs. Using the patented Pfēnex Expression Technology platform, we have created an advanced pipeline of therapeutic equivalents, vaccines, biologics and biosimilars. The Company also uses its Pfēnex Expression Technology platform to produce CRM197, a diphtheria toxoid carrier protein used in prophylactic and therapeutic vaccines. Our lead product candidates and collaborations are PF708, developed as a therapeutic equivalent drug candidate to Forteo ® (teriparatide) for the treatment of osteoporosis, and our novel anthrax vaccine candidates, Px563L and RPA563, funded through an advanced development contract with the U.S. government. In addition, we are developing hematology/oncology products in collaboration with Jazz Pharmaceuticals Ireland Limited (Jazz). Furthermore, our pipeline includes biosimilar candidates to Lucentis ® and Neulasta ®.

Product Candidates and Collaborations

The following table summarizes certain information about our lead product candidates and collaborations:

Product Candidate	Branded Reference Drug	Program	Indication
Proposed Therapeutic Equivalent
PF708 – Teriparatide	Forteo	• Licensed in the United States to Alvogen; • Licensed in Mainland China, Hong Kong, Singapore, Malaysia, Thailand to NT Pharma; • Wholly-Owned Rest of World	Osteoporosis

Multiple Hematology/Oncology Product Candidates	Various	• Jazz Pharmaceuticals Ireland Limited	Various

Novel Vaccines
Px563L and RPA563 – rPA based anthrax vaccines	N/A	• U.S. Government Funded	Anthrax post-exposure prophylaxis

Our lead product candidates and collaborations include the following:

•

PF708 – our teriparatide drug candidate. PF708 is being developed as a therapeutic equivalent candidate to Forteo, which is approved and marketed by Eli Lilly and Company for the treatment of osteoporosis in certain patients with a high risk of fracture. Forteo achieved $1.7 billion in global product sales in 2017. PF708 is being developed pursuant to the 505(b)(2) regulatory pathway in the U.S. and references Forteo as the Reference Listed Drug. In November 2017, we announced the interim pharmacokinetic (PK) results from Study PF708-301, which also compared the effect of PF708 and Forteo in osteoporosis patients. In May 2018, we announced positive top-line results from our PF708-301 study, which showed comparable overall profiles between PF708 and Forteo after 24 weeks of daily injection in osteoporosis patients.

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

The PF708-301 study assessed PF708 and Forteo across multiple endpoints in both female and male osteoporosis patients and showed comparable overall profiles. We believe the PF708-301 and PF708-101 study results meet the requirements for demonstrating clinical safety, effectiveness and bioequivalence. We expect that these results from the PF708-301 study, along with the previously announced bioequivalence findings from the PF708-101 study in healthy subjects, will support the PF708 NDA submission. In July 2018 we had a constructive Pre-NDA meeting with the agency which confirmed there were no additional clinical, nonclinical or analytical comparability studies requested by the agency, which we believe puts us on-track for submission to the FDA in the fourth quarter of 2018, with a potential commercial launch in the United States as early as the fourth quarter of 2019, subject, of course, to FDA acceptance, approval of the application and other factors.

PF708 is being developed pursuant to the 505(b)(2) regulatory pathway in the U.S. and references Forteo as the Reference Listed Drug. While we believe our application strategy could lead to launch in the U.S. as early as the fourth quarter of 2019, subject, of course, to FDA acceptance, approval of the application and other factors, it is possible that various factors, including patent litigation by Eli Lilly and Company, may delay approval and launch. We believe we have sufficient cash resources to fund all necessary activities leading up to and including potential commercial launch in the United States as early as the fourth quarter of 2019, subject to FDA acceptance, approval of the application and other factors. We believe the clinical program in the U.S. may be leveraged for regulatory filings in other geographies, such as the European Union (EU).

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

Severity of AEs was assessed according to the Common Terminology Criteria for Adverse Events. Version 4.03

Figure 1. Study PF708-301 Lumbar-Spine Bone Mineral Density Results in Female and Male Patients

Figure 2. Study PF708-301 Bone Turnover Markers Results in All Patients

In June 2018, we and Alvogen Malta Operations Ltd. (Alvogen) entered into a Development and License Agreement (Alvogen Agreement) pursuant to which Alvogen received the exclusive right to commercialize and manufacture PF708 in the United States. We have retained exclusive rights to the product in all countries outside of the United States except Mainland China, Hong Kong, Singapore, Malaysia and Thailand, where we have granted rights to China NT Pharma Group Company Limited (NT Pharma). We will continue to be responsible for development and registration of PF708, while Alvogen will provide additional regulatory and development expertise. Alvogen will assume responsibility for costs related to litigation, commercial manufacturing and supply chain, and commercialization of PF708. In consideration for the licenses and other rights granted in the development and license agreement, we received an upfront payment of $2.5 million and may be eligible to receive an additional $25 million in support and regulatory milestone payments. We may also be eligible to receive a 50% gross profit split on sales if the product is rated as Therapeutic Equivalent (AP) and up to 40% if rated differently.

In April 2018, we and NT Pharma entered into a Development and License Agreement (NT Pharma Agreement), pursuant to which we granted an exclusive license to NT Pharma to commercialize PF708 in Mainland China, Hong Kong, Singapore, Malaysia and Thailand and a non-exclusive license to conduct development activities in such territories with respect to PF708. We have retained exclusive rights to PF708 in all countries outside of such territories except for the United States, for which rights were subsequently granted to Alvogen. In accordance with the agreement, we received a payment of $2.5 million upon signing the NT Pharma Agreement and may be eligible to receive additional payments of up to $22.5 million based on the achievement of certain development, regulatory, and sales-related milestones. We may also be eligible to receive double-digit royalties on net sales of PF708. NT Pharma is responsible for any further development required to achieve regulatory approval as well as commercialization activities in the applicable territories.

•

Jazz Collaboration – multiple early stage hematology/oncology product candidates with Jazz. In July 2016, we entered into a license and option agreement with Jazz, pursuant to which we and Jazz are collaboratively developing hematology/oncology products, including PF743, a recombinant crisantaspase, and PF745, a recombinant crisantaspase with half-life extension technology, and Jazz will have the exclusive right to manufacture and commercialize such products throughout the world. In addition, pursuant to the agreement, we have granted Jazz certain other rights to negotiate the exclusive right to develop, manufacture and commercialize throughout the world other hematology/oncology products that are currently or in the future may be developed by us. In the third quarter of 2017, we achieved a process development milestone associated with this collaboration. In December 2017, we and Jazz signed an amended and restated agreement under which we will be eligible to receive an additional $43.5 million in amendment fee and development milestone payments as compared to the 2016 agreement, increasing the total value of upfront, option and amendment fee payments and potential payments for the achievement of development, regulatory and sales-related milestones associated with the collaboration to an aggregate of $224.5 million. We will also continue to be eligible to receive tiered royalties on worldwide sales of any products resulting from the collaboration at rates reduced from those under the 2016 agreement. In December 2017, as part of the amended and restated agreement, we received a total payment of $18.5 million, consisting of an upfront payment of $5.0 million and a payment of $13.5 million for development achievement. In the second quarter of 2018, we achieved two development milestones and received $750 thousand for successful achievement of process development milestones for PF745.

•

Px563L and RPA563 – our two novel anthrax vaccine candidates funded by the Biomedical Advanced Research and Development Authority (BARDA). Both vaccine candidates are prepared using the identical antigen and are being evaluated in parallel, although Px563L contains an adjuvant and RPA563 does not. In August 2016, we announced positive immunogenicity and safety data from Day 70 analysis of the Px563L and RPA563 anthrax vaccine study. The Px563L results indicated that the vaccine was well-tolerated and afforded immunogenicity protection with fewer doses than the currently licensed product. We announced positive interim results from a Phase 1a study in healthy subjects in the second half of 2016 and the study was completed in the first half of 2017. We have generated stability data on the 2016 manufactured lot for up to 12 months, demonstrating the maintenance of high purity at 5°C, the expected storage temperature, and accelerated stability data at 25°C. We have also generated long-term stability data from our toxicology lot, showing the maintenance of high purity at 5°C at 40 months. Over the course of 2017, we continued to collect favorable stability data for both products. In October 2017, we completed a meeting with the FDA in which the Agency provided guidance for the proposed clinical development and licensure plans for a post-exposure prophylaxis indication. In 2017, BARDA exercised additional options under its existing contract, allowing for the continued development of Px563L and RPA563. One of the exercised options was increased by $1.7 million in May 2018, which increased the total contract value to $145.2 million. In September 2018, BARDA extended the contract period of performance.

Potential next milestones are the triggering of analytical and non-clinical animal study options, leading to a potential Phase 2 study in 2019, subject in each case to continued funding by BARDA. We believe the successful completion of the Phase 2 study and activities under our development contract with BARDA could lead to a procurement contract for supply of Px563L or RPA563 to the Strategic National Stockpile.

•

CRM197 – We have both licenses and supply agreements in place for CRM197, which is a non-toxic mutant of diphtheria toxin. It is a well-characterized protein and functions as a carrier for polysaccharides and haptens, making them immunogenic. We developed a unique CRM197 production strain based on our Pseudomonas fluorescens platform and sell non-GMP and cGMP CRM197 to vaccine development-focused pharmaceutical partners. As a result of our development efforts, we previously entered into commercial licenses for production strains capable of producing CRM197 with both Merck and Serum. Our CRM197 is currently being used in Merck’s first Phase 3 clinical study of PCV-15 (V114), an investigational 15-valent polyvalent conjugate vaccine for the prevention of pneumococcal disease. This study was initiated in June 2018, at which time we earned a milestone payment. In addition, we are eligible to receive annual fees, milestone payments and a tiered royalty based on net sales for all products developed by Merck that use the CRM197 produced via the Pfēnex Expression Technology platform. Our CRM197 is also currently be used in late-stage clinical trials for such diseases as pneumococcal and meningitis bacterial infections.

•

Additional Biosimilar Pipeline Products – Our pipeline includes biosimilar candidates to certain reference products, including biosimilar candidates to Lucentis and Neulasta. Following our strategic review in November 2017, we decided to pause development activities on PF582, our biosimilar candidate to Lucentis. and PF529, our biosimilar to Neulasta, and focus development efforts elsewhere within the product portfolio while we continue to engage potential strategic partners to advance the programs and maximize value. Following the consummation of the Jazz collaboration in July 2016, we decided to advance the hematology/oncology assets that are part of the Jazz collaboration and pause development activities on PF530, our biosimilar candidate to Betaseron.

To date, none of our product candidates have completed clinical development, been submitted for regulatory review or received marketing authorization from any regulatory agency. Therefore, we have not received revenue from the sale of any of our product candidates. Our product candidates are enabled by our patented protein production platform, Pfēnex Expression Technology, which we believe confers several important competitive advantages compared to traditional techniques for protein production, including the ability to produce complex proteins with higher accuracy and greater degree of protein purity, as well as speed and cost advantages. The development of proteins requires several competencies which represent both challenges and barriers to entry. Due to their inherent complexity, proteins require the use of living organisms to efficiently produce them at a large scale. Traditional techniques for protein production employ a trial and error approach to production organism, or strain, selection and process optimization, which is inherently inefficient and typically produces suboptimal results. This historically inefficient process provides barriers to creating or replicating complex proteins, adds significant time to market and results in the high cost of goods typical of biologic therapeutics. Together, these limitations pose significant hurdles for companies interested in entering the market with novel biologics, biosimilars and therapeutic equivalents. Our platform utilizes a proprietary high throughput robotically-enabled parallel approach, which allows the construction and testing of thousands of unique protein production strains in parallel, thereby allowing us to produce and characterize complex proteins while reducing the time and cost of development and long-term production.

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

Our revenue for the three months ended September 30, 2018 and 2017 was $3.6 million and $5.0 million, respectively, and was $11.5 million and $10.9 million for the nine months ended September 30, 2018 and 2017, respectively. Our historical revenue has been primarily derived from monetizing our Pfēnex Expression Technology through collaboration agreements, service agreements, government contracts and reagent protein product sales, which provide for various types of payments, including upfront payments, funding of research and development, milestone payments, intellectual property access fees and licensing fees.

As of September 30, 2018, we had an accumulated deficit of $194.5 million, of which $89.8 million was attributable to recognizing the accretion in the redemption value of our convertible preferred stock. We recognized net losses of $10.7 million and $8.8 million for the three months ended September 30, 2018 and 2017, respectively, and $32.8 million and $31.2 million for the nine months ended September 30, 2018 and 2017, respectively. As we continue to develop and invest more resources into the development and commercialization of our product candidates, our net operating losses will increase over the next several years. As a result, our research and development expenses will increase materially as we incur further costs of development. We currently utilize third-party clinical research organizations (CROs) to carry out our clinical development and we do not yet have an extensive sales organization. We will need substantial additional funding to support our operating activities, especially as we approach anticipated regulatory approval in the United States, Europe and other territories, and begin to establish our commercialization capabilities. Adequate funding may not be available to us on commercially reasonable terms, or at all. Since our inception, we have funded our operations primarily through the sale and issuance of common stock in our public offerings, revenue from our collaboration agreements, government contracts, service agreements, and reagent protein product sales, our prior credit facility and the private placement of equity securities. We have devoted substantially all of our capital resources to the research and development of our product candidates and working capital requirements.

Critical Accounting Policies, Significant Judgments and Use of Estimates

Our management’s discussion and analysis of financial condition and results of operations is based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States, or GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported revenue and expenses during the reporting periods. These items are monitored and analyzed by us for changes in facts and circumstances, and material changes in these estimates could occur in the future. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Changes in estimates are reflected in reported results for the period in which they become known. Actual results may differ materially from these estimates under different assumptions or conditions. The accompanying unaudited consolidated financial statements and related financial information should be read in conjunction with the audited financial statements and related footnotes included in our Annual Report on Form 10-K for the year ended December 31, 2017. Except as otherwise disclosed, there have been no material changes in our critical accounting policies and estimates in the preparation of our financial statements during the three and nine months ended September 30, 2018 compared to those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017, as filed with the SEC on March 15, 2018.

Results of Operations

Comparison of the three and nine months ended September 30, 2018 and 2017

The following table summarizes our net loss during the periods indicated:

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands, except percentages)	2018	2017	Change	2018	2017	Change
Revenue	$3,570	$5,024	(29)%	$11,506	$10,871	6%
Cost of revenue	1,479	1,766	(16)%	3,923	3,481	13%

Gross profit	2,091	3,258	(36)%	7,583	7,390	3%
Operating expense
Research and development	9,045	8,112	12%	28,590	24,708	16%
Selling, general and administrative	3,823	3,999	(4)%	11,920	13,973	(15)%

Total operating expense	12,868	12,111	6%	40,510	38,681	5%

Loss from operations	(10,777)	(8,853)	22%	(32,927)	(31,291)	5%
Other income, net	115	35	229%	157	117	34%

Net loss	$(10,662)	$(8,818)	21%	$(32,770)	$(31,174)	5%

Revenue

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands, except percentages)	2018	2017	Change	2018	2017	Change
Revenue	$3,570	$5,024	(29)%	$11,506	$10,871	6%

Revenue decreased by $1.5 million, or 29%, to $3.6 million in the three months ended September 30, 2018 compared to $5.0 million in the same period in 2017. The decrease in revenue for the quarter was due to achievement of a milestone related to the Jazz agreement in the third quarter of 2017. There were no similar milestones achieved in the three months ended September 30, 2018. In addition, there was less activity related to our Px563L product candidate under our government contract with BARDA in the third quarter of 2018 compared to the prior year.

Revenue increased by $0.6 million, or 6%, to $11.5 million in the nine months ended September 30, 2018, compared to $10.9 million in the same period in 2017. The increase in revenue was primarily due to milestones earned in the second quarter of 2018. Revenue was recognized for the achievement of two development milestones related to the Jazz agreement in June 2018 and a milestone earned associated with Merck’s initiation of the first Phase 3 clinical study of a pneumococcal vaccine using our CRM197, also in June 2018. The Merck vaccine is produced using the Pfēnex Expression Technology platform. Revenue for the nine months ended September 30, 2018 also included increased reagent protein product sales and increased license revenue associated with the Jazz agreement.

Given the nature of the novel vaccine development process with BARDA, revenue will fluctuate depending on stage of development.

Cost of Revenue

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands, except percentages)	2018	2017	Change	2018	2017	Change
Cost of revenue	$1,479	$1,766	(16)%	$3,923	$3,481	13%

Cost of revenue decreased by $0.3 million, or 16%, in the three months ended September 30, 2018 compared to the same period in 2017. This resulted primarily from a decrease in activity related to our government contract with BARDA.

Cost of revenue increased by $0.4 million, or 13%, to $3.9 million in the nine months ended September 30, 2018, compared to $3.5 million in the same period in 2017. The increases in cost of revenue for the nine months ended September 30, 2018 over the nine months ended September 30, 2017 were due primarily to an increase in costs for our Px563L product candidate under our government contract with BARDA.

Given the nature of the novel vaccine development process with BARDA, these costs will fluctuate depending on stage of development.

Research and Development

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands, except percentages)	2018	2017	Change	2018	2017	Change
Research and development	$9,045	$8,112	12%	$28,590	$24,708	16%

Research and development expenses increased by $0.9 million, or 12%, to $9.0 million in the three months ended September 30, 2018 compared to $8.1 million in the same period in 2017. The increase was primarily due to increased activity for our product candidate PF708 to satisfy the clinical and manufacturing filing requirements for an NDA, which we expect to submit to the FDA in the fourth quarter of 2018.

Research and development expenses increased by $3.9 million, or 16%, to $28.6 million in the nine months ended September 30, 2018, compared to $24.7 million in the same period in 2017. The increase was primarily due to increased activity for PF708 to satisfy the clinical and manufacturing filing requirements for an NDA, which we expect to submit to the FDA in the fourth quarter of 2018. These increased costs were partially offset by a decrease in expenses due to our decision to pause our development activities on certain product candidates in the first half of 2017.

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

Selling, General and Administrative

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands, except percentages)	2018	2017	Change	2018	2017	Change
Selling, General and Administrative	$3,823	$3,999	(4)%	$11,920	$13,973	(15)%

Selling, general and administrative expenses decreased by $0.2 million, or 4%, to $3.8 million in the three months ended September 30, 2018 compared to $4.0 million in the same period in 2017.

Selling, general and administrative expenses decreased by $2.1 million, or 15%, to $11.9 million in the nine months ended September 30, 2018, compared to $14.0 million in the same period in 2017. The decreases were primarily due to higher expenditures related to marketing, legal, severance, recruiting fees and other outside services in the first half of 2017 relative to the same period in the current year.

Liquidity and Capital Resources

To date, we have funded our operations primarily through the sale and issuance of common stock in our public offerings, revenue from our collaboration agreements, government contracts, service agreements, and reagent protein product sales, our prior credit facility and the private placement of equity securities. At September 30, 2018, we had $67.8 million in cash and cash equivalents and $0.2 million in restricted cash as bank collateral for our commercial card program compared to $57.7 million in cash and cash equivalents and $0.2 million in restricted cash as of December 31, 2017. We believe that our existing cash and cash equivalents and cash inflow from operations will be sufficient to meet our anticipated cash needs for at least the next 12 months. We believe we have sufficient cash resources to fund all necessary activities leading up to and including potential commercial launch of PF708 in the United States as early as the fourth quarter of 2019, subject to FDA acceptance, approval of the new drug application and other factors.

In July 2016, we entered into a development and license agreement with Jazz Pharmaceuticals for the development and commercialization of multiple early stage hematology/oncology product candidates, including PF743, a recombinant crisantaspase, and PF745, a recombinant crisantaspase with half-life extension technology, and in the third quarter of 2017, achieved a process development milestone. The agreement also includes an option for Jazz to negotiate a license for a recombinant pegaspargase product candidate with us. Under the terms of the agreement, we received an upfront and option payment totaling $15.0 million in July 2016 and may be eligible to receive additional payments based on the achievement of certain research and development, regulatory, and sales-related milestones.

In December 2017, we and Jazz entered into an amended and restated agreement, bringing the total value of payments and potential payments associated with the collaboration to $224.5 million. In addition, we may be eligible to receive tiered royalties on worldwide sales of any products resulting from the collaboration at rates reduced from those under the 2016 agreement. Under the amended and restated agreement, in the second quarter of 2018, we achieved two process development milestones for PF745.

According to an agreement signed in 2007, we are eligible to receive annual fees, milestone payments and a tiered royalty based on net sales for all products developed by Merck that use CRM197 produced via the Pfēnex Expression Technology platform. In June 2018, Merck initiated the first Phase 3 clinical study of investigational 15-valent pneumococcal vaccine PCV-15 (V114), using our CRM197, for which we earned milestone revenue.

In March 2018, we entered into an equity sales agreement (the “Sales Agreement”) with William Blair & Company, L.L.C. (“William Blair”) to sell shares of our common stock having aggregate sales proceeds of up to $20.0 million, from time to time, through an “at the market” equity offering program under which William Blair will act as sales agent. Under the Sales Agreement, we set the parameters for the sale of shares, including the number of shares to be issued, the time period during which sales are requested to be made, limitation on the number of shares that may be sold in any one trading day and any minimum price below which sales may not be made. The Sales Agreement provides that William Blair will be entitled to compensation for its services that will equal 3.0% of the gross sales price per share of all shares sold through William Blair under the Sales Agreement. The Sales Agreement shall automatically terminate upon the issuance and sale of placement shares equaling sales proceeds of $20.0 million and may be terminated earlier by either us or William Blair upon five days’ notice. We have no obligation to sell any shares under the Sales Agreement and may at any time suspend solicitation and offers under the Sales Agreement. We have not sold any shares under the Sales Agreement.

On May 25, 2018, we closed an underwritten public offering of 7,820,000 shares of our common stock at a price of $5.50 per share, which included the full exercise by the underwriters of their option to purchase an additional 1,020,000 shares of our common stock, pursuant to our existing shelf registration statement. Net proceeds from the offering were approximately $39.5 million. We believe that our existing cash and cash equivalents and our cash inflow from operations will be sufficient to meet our anticipated cash needs for at least the next 12 months. We also believe we have sufficient cash resources to fund all our necessary activities leading up to and including potential commercial launch of PF708 in the United States as early as the fourth quarter of 2019, subject to FDA acceptance, approval of the new drug application and other factors. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. Further, our operating plan may change, and we may need additional funds to meet operational needs and capital requirements for product development and commercialization sooner than planned. We currently have no credit facility or committed sources of capital although we may receive milestone and other contingent payments under our current license and collaboration agreements. Because of the numerous risks and uncertainties associated with the development and commercialization of our product candidates and the extent to which we may enter into additional agreements with third parties to participate in their development and commercialization, we are unable to estimate the amounts of increased capital outlays and operating expenditures associated with our current and anticipated clinical trials. Our future capital requirements will depend on many factors, including:

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

Cash Flows

The following table sets forth the primary sources and uses of cash, cash equivalents and restricted cash for each of the periods presented below:

	Nine Months Ended September 30,
	2018	2017
	(in thousands)
Net cash (used in) provided by:
Operating activities	$(28,288)	$(31,156)
Investing activities	(1,020)	(1,909)
Financing activities	39,469	137

Net increase (decrease) in cash, cash equivalents and restricted cash	$10,161	$(32,928)

Net cash used in operating activities

Net cash used in operating activities was $28.3 million for the nine months ended September 30, 2018 compared to net cash used in operating activities of $31.2 million for the nine months ended September 30, 2017. Net cash used in operating activities for the nine months ended September 30, 2018 was primarily attributable to activity to satisfy the clinical and manufacturing filing requirements for an NDA for PF708 and our research and development activities associated with our other product candidates. Net cash used in operating activities for the nine months ended September 30, 2017 was primarily attributable to our research and development activities associated with PF708 and our other product candidates. The decrease in cash used in operating activities was primarily due to amounts received in the second quarter of 2018 upon entering into agreements with Alvogen and NT Pharma. A total of $5.0 million of deferred revenue was received.

Net cash used in investing activities

Net cash used in investing activities was $1.0 million for the nine months ended September 30, 2018, compared to net cash used of $1.9 million for the nine months ended September 30, 2017. We purchased less property and equipment in the nine months ended September 30, 2018 as compared to the same period in 2017.

Net cash provided by financing activities

Net cash provided by financing activities was $39.5 million for the nine months ended September 30, 2018 compared to net cash provided of $0.1 million for the nine months ended September 30, 2017. Net cash provided for the nine months ended September 30, 2018 consisted of $39.5 million in net proceeds from our public offering in May 2018, pursuant to which we sold 7,820,000 shares of our common stock, and $0.2 million in proceeds from the issuance of common stock in connection with exercises of stock options and our Employee Stock Purchase Plan, or ESPP. This was partially offset by $0.2 million in repayment of capital lease obligations and payment of taxes related to net share settlement of equity awards. Net cash provided of $0.1 million for the nine months ended September 30, 2017 resulted primarily from the issuance of common stock in connection with our ESPP, as well as exercises of stock options.

Off-Balance Sheet Arrangements

In the normal course of business, we enter into contracts and agreements that contain a variety of representations and warranties and provide for general indemnifications. Our exposure under these agreements is unknown because it involves claims that may be made against us in the future but have not yet been made. As of September 30, 2018, we have not paid any claims or been required to defend any action related to our indemnification obligations. However, we may record charges in the future as a result of these indemnification obligations.

Contractual Obligations and Commitments

In February 2018, we signed a lease agreement for the purchase of specialized equipment totaling approximately $0.2 million. The lease has a term of 24 months and commenced during the quarter ended March 31, 2018. Other than disclosed above, there have been no other material changes during the nine months ended September 30, 2018 to our contractual obligations disclosed in our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2017.

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in ASC 605, Revenue Recognition. This ASU is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. Numerous updates were issued in 2016 that provide clarification on a number of specific issues as well as requiring additional disclosures. The effective date will be the first quarter of fiscal year 2019 using one of two retrospective application methods: the full retrospective method or the modified retrospective method. We plan to adopt the standard in the first quarter of fiscal year 2019 using the modified retrospective method. We do not expect the new standard to have a material impact on the recognition of revenue from our reagent protein product sales. We are currently evaluating our agreements with BARDA, NT Pharma, Jazz and Alvogen.

In February 2016, the FASB issued ASU No. 2016-02 Leases (Topic 842), which was subsequently amended in July 2018 by ASU No. 2018-10, Codification Improvements to Topic 842, Leases and ASU No. 2018-11, Leases (Topic 842): Targeted Improvements. This ASU increases transparency and comparability by recognizing a lessee’s rights and obligations resulting from leases by recording them on the balance sheet as right-of-use assets and lease liabilities. The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification dictates whether lease expense is to be recognized based on an effective interest method or on a straight-line basis over the term of the lease. Additional qualitative and quantitative disclosures will be required to give financial statement users information on the amount, timing and judgments related to a reporting entity’s cash flows arising from leases. This guidance is effective for us in the first quarter of fiscal year 2020. We are currently evaluating the impact of the adoption of this accounting standard update on our financial statements.

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

In August 2018, the FASB issued ASU No. 2018-15, Intangibles – Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. This new guidance aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. ASU 2018-15 is effective for us beginning in the first quarter of fiscal year 2020, with early adoption permitted. We are currently evaluating this guidance to determine the impact on our financial statements and related disclosures.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk in the ordinary course of our business. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of fluctuations in interest rates and foreign currency exchange rates. As of September 30, 2018, we did not hold or issue financial instruments for trading purposes.

Interest rate fluctuation risk

The primary objective of our investment activities is to preserve our capital to fund our operations. We also seek to maximize income from our cash and cash equivalents without assuming significant risk. To achieve our objectives, we invest our cash and cash equivalents in money market funds, treasury obligations, short term certificates of deposit and high-grade corporate securities, directly or through managed funds, with maturities of 90 days or less. As of September 30, 2018, we had cash and cash equivalents of $67.8 million consisting of cash of $10.7 million and investments of $57.1 million in highly liquid U.S. money market funds. A portion of our investments may be subject to interest rate risk and could fall in value if market interest rates increase. However, because our investments are primarily short-term in duration, we believe that our exposure to interest rate risk is not significant and a 100-basis point movement in market interest rates would not have a significant impact on the total value of our portfolio. We actively monitor changes in interest rates.

Foreign currency exchange risk

We contract with clinical research organizations, investigational sites and suppliers in foreign countries. We are therefore subject to fluctuations in foreign currency rates in connection with these agreements. We have not entered into any material foreign currency hedging contracts although we may do so in the future. To date we have not incurred any material effects from foreign currency changes on these contracts. The effect of a 10% adverse change in exchange rates on foreign currency denominated cash and payables as of September 30, 2018 would not have been material. However, fluctuations in currency exchange rates could harm our business in the future.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

With the exception of two years, we have incurred annual net operating losses since inception, and to date have generated only limited revenue from government contracts, service agreements, collaboration agreements, and reagent protein product sales. We have recognized net losses of $32.8 million, $31.2 million and $25.7 million for the nine months ended September 30, 2018 and 2017 and the year ended December 31, 2017, respectively. As of September 30, 2018, we had an accumulated deficit of $194.5 million and net working capital of $52.5 million. To date, we have funded our operations primarily through the sale and issuance of common stock in our public offerings, revenue from our collaboration agreements, government contracts, service agreements, and reagent protein product sales, our prior credit facility and the private placement of equity securities. As of September 30, 2018, we had capital resources consisting of cash and cash equivalents of $67.8 million. As we continue to develop and invest more resources into the development and commercialization of our product candidates, our net operating losses will increase over the next several years. To become profitable, we must successfully develop and obtain regulatory approval for our product candidates, and effectively manufacture and commercialize the product candidates we develop. If we obtain regulatory approval to market a product candidate, our future revenue will depend upon the size of any markets in which our product candidates may receive approval, and our and our collaboration partners’ ability to achieve sufficient market acceptance, pricing, reimbursement from third-party payors, and adequate market share for our product candidates in those markets. We may never succeed in these activities and therefore may never generate revenue that is significant or large enough to achieve profitability. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to become and remain profitable could depress the market price of our common stock and could impair our ability to raise capital, expand our business, diversify our product offerings or continue our operations.

We will require substantial additional funds to seek and obtain regulatory approval for and commercialize our most advanced product and vaccine candidates and our other product candidates and, if additional capital is not available, we may need to limit, scale back or cease our operations.

Since our inception, a significant portion of our resources have been dedicated to the preclinical and clinical development of our product candidates, including PF708, Px563L, RPA563, PF582, and PF529. We believe that we will continue to expend substantial resources for the foreseeable future for the preclinical and clinical development of our current product pipeline, and the development of any other indications and product candidates we may choose to pursue, either alone or with a strategic collaboration partner. These expenditures will include costs associated with research and development, conducting preclinical studies and clinical studies, and manufacturing and supply as well as marketing and selling any products that receive marketing authorization. Because the outcome of any clinical trial is highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of PF708, Px563L, RPA563, and our pipeline of other product candidates and preclinical products under development. Following our strategic review in November 2017, we decided to pause our development activities for PF582 and PF529 and focus our efforts and resources elsewhere in the product portfolio until strategic partnerships for these candidates are forged. In the future, we may be required to devote additional resources to the development of PF582 or PF529, or obtain a new collaboration partner on short notice, and the terms of any additional collaboration or other arrangements that we establish may not be favorable to us. We may also need to obtain substantial additional sources of funding to develop our product candidates as currently contemplated. If such additional funding is not available on favorable terms or at all, we may need to delay or reduce the scope of our product candidate development programs, or grant rights in the United States, as well as outside the United States, to our product candidates to one or more partners.

We believe that our available cash and cash equivalents, including the proceeds from any revenue from our government contracts, service agreements, collaboration agreement, and reagent protein product sales, will be sufficient to meet our anticipated cash needs for at least the next twelve months. We believe we have sufficient cash resources to fund all necessary activities leading up to and including potential commercial launch of PF708 in the United States as early as the fourth quarter of 2019, subject to FDA acceptance, approval of the new drug application and other factors. However, changing circumstances and risks and uncertainties associated with our product development efforts may cause us to consume capital significantly faster than we currently anticipate, and we may need to spend more money than currently expected. Our future capital requirements may vary depending on the following:

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

We will need to raise additional capital to fund our operations in the near future. If we seek additional funding in the future, additional funds may not be available to us on acceptable terms or at all. We may seek to raise additional funds through equity, equity-linked or debt financings. If we raise additional funds through the incurrence of indebtedness, such indebtedness would have rights that are senior to holders of our equity securities and could contain covenants that restrict our operations. We have a sales agreement in place with William Blair to sell up to $20.0 million worth of shares of our common stock, from time to time, through an “at the market” equity offering program under which William Blair will act as sales agent. As of September 30, 2018, $20.0 million worth of shares of our common stock remained available for sale under the “at the market” equity offering program. Any additional equity financing may be dilutive to our stockholders. If we are unable to obtain funding on a timely basis, we may be required to significantly curtail the advancement of one or more of our product candidates. We also could be required to seek funds through arrangements with collaboration partners or others that may require us to relinquish rights to some of our technologies or product candidates which we would otherwise pursue on our own.

Any further development of PF582 and PF529 will require significant resources from us or another collaboration partner, and in the event that we do not find a collaboration partner, the development of PF582 and PF529 could be significantly delayed or result in the discontinuation of the development of PF582 and PF529.

In November 2017, we completed our strategic review of PF582 and PF529, our biosimilar product candidates to Lucentis ® and Neulasta®, respectively. The strategic review considered the timeline for development and cost of both programs. As a result of our strategic review, we decided to pause development activities on PF582 and PF529 and focus development efforts elsewhere within the product portfolio while we continue to engage potential strategic partners to monetize PF582 and PF529. Further development of PF582 and PF529 will require significant resources from us or another collaboration partner. We or a new collaboration partner will be responsible for funding any new PF582 and PF529 development and clinical trial activities going forward. Any such further development will require significant resources to develop and commercialize PF582 and PF529, and such further development may not be possible in the near term without a new collaboration partner. There are no assurances that we will have access to additional capital or find a new collaboration partner or that the terms and timing of any such arrangements would be acceptable to us. As a result, we could experience a significant delay in the PF582 and PF529 development processes. If we determine instead to discontinue the development of PF582 or PF529, we will not receive any future return on our investment from that product candidate.

Our quarterly operating results may fluctuate significantly.

Our operating results are subject to quarterly fluctuations. Our operating results are affected by numerous factors, including:

•	variations in the level of expenses related to our PF708, Px563L, RPA563 and other development and future commercialization programs;

•	addition or termination of clinical trials;

•	any intellectual property infringement lawsuit in which we may become involved;

•	regulatory developments affecting any of our products; and

•	our execution of any service, collaborative, licensing or similar arrangements, and the timing of payments we may make or receive under these arrangements.

If our quarterly operating results fall below the expectations of investors or securities analysts, the market price of our common stock could decline substantially. Furthermore, any quarterly fluctuations in our operating results may, in turn, cause the market price of our stock to fluctuate substantially.

Risks Relating to our Business and our Industry

Our business operations are dependent upon our senior management team and the ability of our other employees to execute on our business strategy. If we fail to attract, integrate, and keep senior management and key scientific personnel, we may be unable to successfully develop PF708, Px563L, RPA563 or any other product candidates, conduct our clinical trials and commercialize PF708, Px563L, RPA563 or any other product candidates we develop.

Our success depends in part on our continued ability to attract, integrate, retain, and motivate highly qualified management, clinical and scientific personnel, including our ability to develop an effective working relationship among senior management. Our senior management has substantially changed since the beginning of the last fiscal year, including, for example, the departures of our former chief executive officer, Bertrand Liang, former chief financial officer, Paul Wagner, former chief manufacturing officer, Steven Sandoval in 2017 and Hubert Chen, former chief medical and scientific officer, in 2018. Dr. Chen continues to support the Company as an advisor. We have a new president and chief executive officer, Eef Schimmelpennink, who started in August 2017, a new chief financial officer, Susan Knudson, who started in February 2018, and a new chief operating officer, Shawn Scranton. Dr. Scranton joined us in October 2018.

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

We believe that our future success is highly dependent upon the contributions of our senior management, particularly our Chief Executive Officer, Chief Financial Officer, Chief Business Officer, and Chief Operating Officer, as well as our senior scientists and other members of our senior management team. Employment agreements with our Chief Executive Officer, Chief Financial Officer, Chief Business Officer, and Chief Operating Officer, as well as our offer letters with our senior scientists, all provide for “at-will” employment. The loss of services of any of these individuals could delay or prevent the successful development of our product pipeline, completion of our planned clinical trials or the commercialization of PF708, Px563L, RPA563, or any other products we develop.

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

Reference product or reference listed drug (“originator”) sponsor companies may develop improved versions as part of a life cycle extension strategy and may obtain regulatory approval of the improved version under a supplemental biologics license application (BLA) or NDA. If an originator sponsor company succeeds in obtaining an approval of an improved product, it may capture a significant share of the collective market and significantly reduce the market for the reference product/reference listed drug, and thereby the potential size of the market for our biosimilar and therapeutic equivalent product candidates. In addition, the improved product may be protected by additional patent rights.

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

We expect to enter highly competitive pharmaceutical markets. Successful competitors in the pharmaceutical market have the ability to effectively discover, obtain patents, develop, test and obtain regulatory approvals for products, as well as the ability to effectively commercialize, market and promote approved products, including communicating the effectiveness, safety and value of products to consumers and medical professionals. Numerous companies, universities, and other research institutions are engaged in developing, patenting, manufacturing and marketing of products competitive with those that we are developing. Many of these potential competitors, such as Amgen Inc., Eli Lilly and Company, Teva Pharmaceutical Industries Limited and Emergent BioSolutions Inc., are large, experienced companies that enjoy significant competitive advantages, such as substantially greater financial, research and development, manufacturing, personnel and marketing resources. Recent and potential future merger and acquisition activity in the biotechnology and pharmaceutical industries is likely to result in even more resources being concentrated among a smaller number of our competitors. These companies also maintain greater brand recognition and more experience and expertise in undertaking preclinical testing and clinical trials of product candidates and obtaining the FDA and other regulatory approvals of products. Established pharmaceutical companies may also invest heavily to accelerate discovery and development of novel compounds that could make our product candidates obsolete.

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

In addition, if we and our collaboration partners are successful in commercializing PF708, Px563L, RPA563 or any other product candidates, the FDA, European Medicines Agency (EMA), competent authorities of the Member States of the European Economic Area (EEA), and other foreign regulatory agency regulations require that we timely report certain information about adverse medical events if those products may have caused or contributed to those adverse events. The timing of our obligation to report would be triggered by the date we become aware of the adverse event as well as the nature of the event. We or our collaboration partners may fail to report adverse events we become aware of within the prescribed timeframe. We or our collaboration partners may also fail to appreciate that we or our collaboration partners have become aware of a reportable adverse event, especially if it is not reported to us as an adverse event or if it is an adverse event that is unexpected or removed in time from the use of our products. If we or our collaboration partners fail to comply with our reporting obligations, the FDA, the EMA, competent authorities of the Member States of the EEA, or other foreign regulatory agencies could take action including criminal prosecution, the imposition of civil monetary penalties, seizure of our products, or delay in approval or clearance of our products.

We currently rely on a limited number of third parties for a substantial portion of our revenue. The loss of or a change in any of these third parties, including its creditworthiness, could materially reduce our revenue and adversely impact our financial position.

Two third parties accounted for more than 10% of our 2017 and 2015 revenue and one third party accounted for more than 10% of our 2016 revenue. Jazz Pharmaceuticals Ireland Limited (Jazz) and the Biomedical Advanced Research and Development Authority (BARDA) each accounted for more than 10% of our revenue in 2017, Pfizer accounted for more than 10% of our 2016 revenue, and Pfizer and BARDA each accounted for more than 10% of our revenue in 2015. We have also entered into agreements with Alvogen Malta Operations Ltd. (Alvogen) and China NT Pharma Group Company Limited (NT Pharma) to develop and commercialize PF708. The prospects for PF708 depend in part on the expertise, development and commercial skills, and financial strength of Alvogen and NT Pharma.

In addition, in August 2016, we entered into a termination agreement with Pfizer pursuant to which our development and license agreement was terminated and all rights to PF582 returned to us. The termination accelerated recognition of $45.8 million of revenue that had been previously deferred, and we will not recognize any additional future revenue under this agreement. Pfizer will no longer be responsible for manufacturing, clinical studies and commercialization of PF582. We will not receive additional revenue from Pfizer.

In addition, in August of 2017, we and Strides Arcolab entered into a termination agreement pursuant to which our joint venture was terminated. While there was no activity under the joint venture with Strides Arcolab, following the termination we solely own the product candidates that were previously subject to the joint venture with Strides Arcolab.

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

To commercialize PF708, we have entered into collaboration agreements with Alvogen and NT Pharma and the prospects for PF708 depend in part on the expertise, development and commercial skills, and financial strength of Alvogen and NT Pharma. Under the Alvogen agreement, Alvogen has the exclusive right to commercialize and manufacture PF708 in the United States. Under the NT Pharma agreement, we granted an exclusive license to NT Pharma to commercialize PF708 in certain Asian countries and a non-exclusive license to conduct development activities in such territories with respect to PF708. For Px563L, RPA563, and our other product candidates, if approved, we will need to identify potential sales, marketing and distribution partners or establish our own internal sales force. In the future, we may choose to collaborate with other third parties that have direct sales forces and established distribution systems, either to augment our own sales force or in lieu of our own sales force. If we are unable to enter into such arrangements on acceptable terms or at all, we may not be able to successfully commercialize our product candidates. If we are not successful in commercializing our product candidates, either on our own or through collaborations with one or more third parties, our future product revenue will suffer and we would incur significant additional losses.

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

As of September 30, 2018, we had 65 full-time employees, including a total of 14 employees who hold Ph.D. degrees. Our management and personnel, systems and facilities currently in place may not be adequate to support this future growth. Therefore, we will need to continue to expand our managerial, operational, finance and other resources to manage our operations and clinical trials, continue our development activities and commercialize our product candidates, if approved. In order to effectively execute our growth strategy, we will be required to:

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

We face a risk of product liability as a result of the clinical testing of our product candidates and will face an even greater risk if we commercialize any products. For example, we may incur liability if any product we develop allegedly causes injury or is found to be otherwise unsuitable during product testing, manufacturing, marketing or sale. Any such product liability claims may include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product, negligence, strict liability and a breach of warranties. Claims could also be asserted under state consumer protection acts. If we cannot successfully defend ourselves against product liability claims, we may incur substantial liabilities or be required to limit commercialization of our products. Regardless of the merits or eventual outcome, liability claims may result in:

•	decreased demand for PF708, Px563L, RPA563 or any other product candidates or products we develop;

•	injury to our reputation and significant negative media attention;

•	withdrawal of clinical trial participants or cancellation of clinical trials;

•	costs to defend the related litigation;

•	a diversion of management’s time and our resources;

•	substantial monetary awards to trial participants or patients;

•	regulatory investigations, product recalls, withdrawals or labeling, marketing or promotional restrictions;

•	loss of revenue; and

•	the inability to commercialize any products we develop.

Our inability to obtain and maintain sufficient product liability insurance at an acceptable cost and scope of coverage to protect against potential product liability claims could impact the commercialization of PF708, Px563L, RPA563 and any other products we develop. We currently carry product liability insurance covering our clinical trials in the amount of $10.0 million in the aggregate. Although we maintain such insurance, any claim that may be brought against us could result in a court judgment or settlement that is in excess of the limits of our insurance coverage. Our insurance policies also have various exclusions and deductibles, and we may be subject to a product liability claim for which we have no coverage. We will have to pay any amounts awarded by a court or negotiated in a settlement that exceed our coverage limitations or that are not covered by our insurance, and we may not have, or be able to obtain, sufficient capital to pay such amounts. Moreover, in the future, we may not be able to maintain insurance coverage at a reasonable cost or in sufficient amounts to protect us against losses. If and when we obtain approval for marketing PF708, Px563L, RPA563 or any other product candidates, we intend to expand our insurance coverage to include the sale of such products; however, we may be unable to obtain this liability insurance on commercially reasonable terms.

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

Even if PF708, Px563L, RPA563 or any of our other product candidates obtain regulatory approval, they may never achieve market acceptance or commercial success.

Even if we obtain FDA or other regulatory approvals, PF708, Px563L, RPA563 or any of our other product candidates may not achieve market acceptance among physicians and patients and may not be commercially successful. The degree and rate of market acceptance of PF708, Px563L, RPA563 or any of our other product candidates for which we receive approval depends on a number of factors, including:

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

If we receive FDA approval for PF708, Alvogen will be obligated to use diligent efforts to continue to develop, manufacture and commercialize PF708 in the United States at Alvogen’s cost and expense. Before PF708 can be approved, the manufacturing facilities for both the active pharmaceutical ingredient, or API, and finished pharmaceutical product, will be inspected by the FDA for compliance with cGMPs. If third-party manufacturers fail to pass these preapproval inspections, our NDA will not be approved or will be significantly delayed until compliance can be demonstrated. We and Alvogen have not yet identified alternate suppliers for PF708, nor have we identified alternate suppliers for any other product candidate, in the event the current CMOs we utilize are unable to scale to commercial production, pass required preapproval inspections, or if we otherwise experience any problems with them. Although we believe alternative third-party suppliers with the necessary manufacturing and regulatory expertise and facilities exist, it would be expensive and take a significant amount of time to arrange for, and qualify, alternative suppliers. Furthermore, if we or Alvogen are required to identify, qualify and contract with new manufacturing suppliers of PF708, we and Alvogen would need to demonstrate to the satisfaction of the FDA in a bridging study that any new supply of PF708 is substantially the same as the PF708 used in our clinical trials. Any bridging study may require further clinical testing, including testing in patients. We cannot assure you that we can arrange for alternative third-party manufacturing sources for PF708, or any other product candidate, on commercially reasonable terms or in a timely manner, or that such manufacturers will be capable of manufacturing PF708, or any other product candidate, in compliance with cGMPs and to FDA’s satisfaction.

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

In addition, in August of 2017, we and Strides Arcolab entered into a termination agreement pursuant to which our joint venture was terminated. While there was no activity under the joint venture with Strides Arcolab, following the termination we solely own the product candidates that were previously subject to the joint venture with Strides Arcolab.

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

If we are unable to maintain our commercial supply agreements with key customers purchasing CRM197, sales revenue could decline.

We primarily sell CRM197 directly to biopharmaceutical companies and currently have several supply agreements in place for supply of CRM197. To establish and maintain relationships with customers, we believe we need to maintain adequate supplies of CRM197, remain price competitive, comply with regulatory regulations and provide high quality products. If we are unable to establish and maintain arrangements for the sale of CRM197, our revenue and profits would decline.

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

The patentability of inventions, and the validity, enforceability and scope of patents in the biotechnology and pharmaceutical industry involve complex legal and scientific questions and can be uncertain. This uncertainty includes changes to the patent laws through either legislative action to change statutory patent law or court action that may reinterpret existing law in ways affecting the scope or validity of issued patents. The patent applications that we own or license may fail to result in issued patents in the United States or foreign countries. There is a substantial amount of prior art in the biotechnology and pharmaceutical fields, including scientific publications, patents and patent applications. Our ability to obtain and maintain valid and enforceable patents depends on whether the differences between our technology and the prior art allow our technology to be patentable over the prior art. We may be unaware of certain prior art relating to our patent applications and patents, which could prevent a patent from issuing from a pending patent application or result in an issued patent being invalidated. Even if the patents do successfully issue, third parties may challenge the validity, enforceability or scope of such issued patents or any other issued patents we own or license, which may result in such patents being narrowed, invalidated or held unenforceable.

Patents granted by the European Patent Office may be opposed by any person within nine months from the publication of their grant and, in addition, may be challenged before national courts at any time. Furthermore, even if they are unchallenged, our patents and patent applications may not adequately protect our intellectual property or prevent others from designing around our claims. If the breadth or strength of protection provided by the patents and patent applications we hold, license or pursue with respect to our product candidates is threatened, it could threaten our ability to commercialize our product candidates. In addition, recent changes to the patent laws of the United States provide additional procedures for third parties to challenge the validity of issued patents based on patent applications filed after March 15, 2013. If the breadth or strength of protection provided by the patents and patent applications we hold or pursue with respect to our current or future product candidates is challenged, then it could threaten our ability to commercialize our current or future product candidates and could threaten our ability to prevent competitive products from being marketed. Further, if we encounter delays in our clinical trials, the period of time during which we could market our current or future product candidates under patent protection would be reduced. Since patent applications in the United States and most other countries are confidential for a period of time after filing, we cannot be certain that we were the first to either (i) file any patent application related to our product candidates, or (ii) invent any of the inventions claimed in our patents or patent applications. Furthermore, for applications filed before March 16, 2013, or patents issuing from such applications, an interference proceeding can be provoked by a third party or instituted by the United States Patent and Trademark Office (USPTO), to determine who was the first to invent any of the subject matter covered by the patent claims of our applications and patents. As of March 16, 2013, the United States transitioned to a “first-to-file” system for deciding which party should be granted a patent when two or more patent applications are filed by different parties claiming the same invention. A third party that files a patent application in the USPTO before us could therefore be awarded a patent covering an invention of ours even if we had made the invention before it was made by the third party. The change to “first-to-file” from “first-to-invent” is one of the changes to the patent laws of the United States resulting from the Leahy-Smith America Invents Act (Leahy-Smith Act) signed into law on September 16, 2011. Among some of the other significant changes to the patent laws are changes that limit where a patentee may file a patent infringement suit and provide opportunities for third parties to challenge any issued patent in the USPTO. It is not yet clear what, if any, impact the Leahy-Smith Act will have on the operation of our business. However, the Leahy-Smith Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents, all of which could have a material adverse effect on our business and financial condition.

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

The research, development, testing, manufacturing, labeling, packaging, approval, promotion, advertising, storage, marketing, distribution, post-approval monitoring and reporting, and export and import of drug and biologic products are subject to extensive regulation by the FDA and other regulatory authorities in the United States, by the EMA and Competent Authorities of the Member States of the EEA, and by other regulatory authorities in other countries, which regulations differ from country to country. Neither we nor any collaboration partner is permitted to market PF708, Px563L, RPA563 or any other product candidates in the United States until approval from the FDA is received, or in the EEA until we receive European Commission authorization or approval from one or more Competent Authorities of the Member States of the EEA, as applicable. The time required to obtain approval from regulatory authorities is unpredictable, typically takes many years following the commencement of clinical trials, and depends upon numerous factors, including the substantial discretion of such regulatory authorities. In addition, approval policies, regulations, or the type and amount of clinical data necessary to gain approval may change during the course of a product candidate’s clinical development and may vary among jurisdictions, which may cause delays in the filing of an application and/or the approval or the decision not to approve an application. We and our collaboration partners have not submitted any market application to regulatory authorities or obtained regulatory approval for any product candidate and it is possible that none of our existing product candidates or any product candidates we may seek to develop in the future will ever obtain regulatory approval.

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

•

regulatory authorities may disagree with the design (including the duration) or implementation of our clinical trials and may, at any time, determine that the regulatory pathway that we have committed to for PF708, Px563L, RPA563 or any other product candidate is inappropriate;

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

This lengthy approval process as well as the unpredictability of future clinical trial results may result in our failing to seek or obtain regulatory approval to market PF708, Px563L, RPA563 or any other product candidates, which would significantly harm our business, results of operations and prospects. Moreover, any delays in the commencement or completion of clinical testing could significantly impact our product development costs and could result in the need for additional financing.

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

We have invested a significant portion of our time, financial resources and efforts in the development of our most advanced product candidates, including PF708, Px563L and RPA563. The clinical and commercial success of our product candidates will depend on a number of factors, including the following:

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

We are actively working to develop multiple biosimilar, therapeutic equivalent products and vaccines, including our most advanced product candidates, PF708, Px563L, and RPA563. The cost to develop each biosimilar, proposed therapeutic equivalent drug, and vaccine product candidate could vary significantly and is highly dependent on the specific compound and the amount and type of clinical work that will be necessary for regulatory approval. There can be no assurance that our clinical work will be successful, or that regulatory authorities will not require additional clinical development beyond that which we have planned. Additionally, we may enter into alliances and collaborations to fund biosimilar and therapeutic equivalent product research and development activities, and the success of any such biosimilar or therapeutic equivalent product program may depend on our ability to realize the benefits under such arrangements. Due to events beyond our control or the risks identified herein, we may be unable to fund all or some of our internal biosimilar, therapeutic equivalent, and vaccine product research and development initiatives, which would have an adverse impact on our strategy and growth initiatives.

We intend to pursue market authorization globally when commercially appropriate. Since October 2005, the EU has had a regulatory framework for the authorization of biosimilar products and as of September 30, 2018, forty-seven biosimilar medicinal products have been approved and three biosimilar medicinal products have been withdrawn. In the United States, an abbreviated pathway for approval of biosimilar products was established by the BPCIA, enacted on March 23, 2010, as part of the ACA. The BPCIA established this abbreviated pathway under section 351(k) of the PHSA. Subsequent to the enactment of the BPCIA, the FDA issued draft guidance regarding the demonstration of biosimilarity as well as the submission and review of biosimilar applications. However, to date, only twelve biosimilars have been approved by the FDA, and no biosimilar product has been designated as interchangeable to the reference drug. Moreover, market acceptance of biosimilar products in the U.S. is unclear. Numerous states are considering or have already enacted laws that regulate or restrict the substitution by state pharmacies of biosimilars for biological products already licensed by the FDA pursuant to BLAs, or “reference products.” Market success of biosimilar products will depend on demonstrating to patients, physicians, payors, and relevant authorities that such products are safe and efficacious compared to other existing products.

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

Teva Pharmaceuticals USA, Inc. has submitted an ANDA for a generic version of Forteo, and has settled the subsequent patent lawsuit brought by Eli Lilly alleging infringement of the Orange Book-listed patents for Forteo. The terms of the settlement are not public, but Lilly has said it does not anticipate a generic version of Forteo to be marketed before the second half of 2019, at the earliest. Although to date there is no public information indicating that the Teva ANDA has been approved, it is possible that the Teva generic may be approved and marketed before PF708 is approved and marketed, which could adversely affect our ability to generate revenue from PF708, if approved.

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

Additionally, HIPAA and its implementing regulations also impose certain obligations, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of individually identifiable health information and impose notification obligations in the event of a breach of the privacy or security of individually identifiable health information. Further, numerous federal and state laws and regulations that address privacy and data security, including state data breach notification laws, state health information privacy laws, and federal and state consumer protection laws (e.g., Section 5 of the Federal Trade Commission Act, or FTC Act), govern the collection, use, disclosure and protection of health-related and other personal information, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

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

Legislative or regulatory healthcare reforms in the United States may make it more difficult and costly for us to obtain regulatory approval of PF708, Px563L, RPA563 or any other product candidates and to produce, market, and distribute our products after approval is obtained, if any.

From time to time, legislation is drafted and introduced in Congress that could significantly change the statutory provisions governing the regulatory approval, manufacturing, and marketing of regulated products or the reimbursement thereof. In addition, FDA regulations and guidance may be revised or reinterpreted by the FDA in ways that may significantly affect our business and our products. Any new regulations or guidance, or revisions or reinterpretations of existing regulations or guidance, may impose additional costs or lengthen FDA review times for PF708, Px563L, RPA563 or any other product candidates. We cannot determine how changes in regulations, statutes, policies, or interpretations when and if issued, enacted or adopted, may affect our business in the future. Such changes could require substantial time and impose significant costs, and could materially harm our business and our financial results. In addition, delays in receipt of or failure to receive regulatory clearances or approvals for any other products would harm our business, financial condition, and results of operations.

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

Other legislative changes have been proposed and adopted in the U.S. since the ACA was enacted. On August 2, 2011, the Budget Control Act of 2011. This included aggregate reductions of Medicare payments to providers of 2% per fiscal year, which went into effect on April 1, 2013 and will stay in effect through 2027 unless additional Congressional action is taken. On January 2, 2013, the American Tax Payer Relief Act of 2012 was signed into law, which, among other things, further reduced Medicare payments to several providers, including hospitals. We expect that additional healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal, state and foreign governments will pay for healthcare products and services, which could result in reduced demand for our products, if approved, or additional pricing pressures. Furthermore, certain legislative changes to and regulatory changes under the ACA have occurred in the 115th U.S. Congress and under the Trump Administration. For example, the Bipartisan Budget Act of 2018 will sunset the exclusion of biosimilars from the Medicare Part D coverage gap discount program beginning in 2019. The impact of these changes on us and potential effect on biosimilar manufacturing industry as a whole is currently unknown. Additional legislative changes to and regulatory changes under the ACA remain possible. Any additional changes to the ACA may have an impact on our results of operations and may have a material adverse effect on our results of operations. We cannot predict what other healthcare programs and regulations will ultimately be implemented at the federal or state level or the effect of any future legislation or regulation in the United States may have on our business.

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

Our stock is currently traded on NYSE American, but we can provide no assurance that we will be able to maintain an active trading market on NYSE American or any other exchange in the future. The trading volume of our stock tends to be low relative to our total outstanding shares, and we have several stockholders who hold substantial blocks of our stock. As of September 30, 2018, we had 31,460,719 shares of common stock outstanding, and stockholders holding at least 5% of our stock, individually or with affiliated persons or entities, collectively beneficially owned or controlled approximately 38% of such shares. Sales of large numbers of shares by any of our large stockholders could adversely affect our trading price, particularly given our relatively small historic trading volumes. If stockholders holding shares of our common stock sell, indicate an intention to sell, or if it is perceived that they will sell, substantial amounts of their common stock in the public market, the trading price of our common stock could decline.

Since shares of our common stock were sold in our initial public offering in July 2014 at a price of $6.00 per share, our stock price has ranged from $2.07 to $24.41 through September 30, 2018. In addition to the factors discussed in this “Risk Factors” section and elsewhere in this quarterly report on Form 10-Q, factors that may cause volatility in our share price include:

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

We are an “emerging growth company” and a “smaller reporting company” and the reduced disclosure requirements applicable to emerging growth companies and smaller reporting companies could make our common stock less attractive to investors.

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

We have taken advantage of reduced reporting burdens in our reports filed with the Securities and Exchange Commission (SEC). In addition, the JOBS Act provides that an emerging growth company can take advantage of an extended transition period for complying with new or revised accounting standards, delaying the adoption of these accounting standards until they would apply to private companies. We have elected to avail ourselves of this exemption and, as a result, our financial statements may not be comparable to the financial statements of reporting companies who are required to comply with the effective dates for new or revised accounting standards that are applicable to public companies. Notwithstanding the above, we are also currently a “smaller reporting company.” Specifically, similar to “emerging growth companies,” “smaller reporting companies” are able to provide simplified executive compensation disclosures in their filings and have certain other decreased disclosure obligations in their SEC filings. We cannot predict whether investors will find our common stock less attractive as a result of our reliance on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and the market price of our common stock may be reduced or more volatile.

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

We expect to generate a tax net operating loss for 2018. The 2017 net operating loss carryforwards are available to offset future taxable income, if any, until such unused losses expire. Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change,” generally defined as a greater than 50 percentage point change (by value) in its equity ownership by certain stockholders over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards, or NOLs, and other pre-change tax attributes (such as research tax credits) to offset its post-change income or taxes may be limited. We have not analyzed whether we have experienced an ownership change for purposes of Sections 382 and 383 of the Code since 2014. We may have experienced an ownership change in connection with the sale of securities pursuant to a predecessor registration statement or otherwise and we may experience ownership changes in the future as a result of shifts in our stock ownership. We plan to complete a Section 382/383 analysis at year end to determine if we have had a ownership change. As a result, if or when we earn net taxable income, our ability to use our pre-change NOLs to offset such taxable income may be subject to limitations. Similar provisions of state tax law may also apply to limit our use of accumulated state tax attributes. As a result, even if we attain profitability, we may be unable to use a material portion of our NOLs and other tax attributes, which could adversely affect our future cash flows.

We are incurring increased costs as a result of operating as a public company and our management is required to devote substantial time to new compliance initiatives and corporate governance practices including maintaining an effective system of internal control over financial reporting.

As a public company, and increasingly after we are no longer an “emerging growth company” and/or “smaller reporting company,” we are incurring significant legal, accounting and other expenses that we did not incur as a private company. In addition, the Sarbanes-Oxley Act and rules subsequently implemented by the SEC, and the NYSE American impose numerous requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. Also, the Securities Exchange Act of 1934 (Exchange Act), as amended, requires, among other things, that we file annual, quarterly and current reports with respect to our business and operating results. Our management and other personnel devote a substantial amount of time to comply with these laws and regulations. These requirements have increased and will continue to increase our legal, accounting, and financial compliance costs and have made and will continue to make some activities more time consuming and costly. For example, we expect these rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to incur substantial costs to maintain the same or similar coverage. These rules and regulations could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors or our board committees or as executive officers. These rules and regulations are often subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and changing governance practices.

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

As of September 30, 2018, our executive officers, directors and stockholders who owned more than 5% of our outstanding common stock and their respective affiliates beneficially owned or controlled approximately 40% of the outstanding shares of our common stock. Accordingly, these executive officers, directors and stockholders and their respective affiliates, acting as a group, have substantial influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets or any other significant corporate transactions. These stockholders may therefore delay or prevent a change of control of us, even if such a change of control would benefit our other stockholders. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.

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

(a) Recent Sale of Unregistered Securities

None.

(c) Issuer Purchases of Equity Securities

We did not repurchase any shares of our common stock during the three months ended September 30, 2018.

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

EXHIBIT INDEX

Exhibit Number	Description	Incorporated by Reference Herein
		Form	File No.	Exhibit	Filing Date

10.1#+	Transition Agreement and Release by and between the Company and Hubert C. Chen dated August 16, 2018

10.2#†	Modification No. 7, effective September 14, 2018, to Cost Plus Fixed Fee Agreement, dated August 14, 2015, between the Registrant and the United States Department of Health and Human Services.

10.3+	Executive Employment Agreement, effective October 1, 2018, between the Company and Shawn A. Scranton, PharmD.	8-K	001-36540	10.1	September 11, 2018

31.1#	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2#	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certifications of Chief Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

#	Filed herewith.
+	Indicates a management contract or compensatory plan.
†	Portions of this exhibit have been omitted pursuant to a request for confidential treatment and the non-public information has been filed separately with the SEC.
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

PFENEX INC.

Dated: November 7, 2018	By:	/s/ Evert B. Schimmelpennink
Evert B. Schimmelpennink
Chief Executive Officer, President and Secretary (Principal Executive Officer)

Dated: November 7, 2018	By:	/s/ Susan A. Knudson
Susan A. Knudson
Chief Financial Officer (Principal Financial and Principal Accounting Officer)