Form 10-K
period 2018-12-31
Pfenex Inc.
filed 2019-03-11
CIK 1478121

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to

Commission file number: 001-36540

Pfenex Inc.

(Exact name of registrant as specified in its charter)

Delaware	27-1356759
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
10790 Roselle Street San Diego, California	92121
(Address of principal executive offices)	(Zip Code))

Registrant’s telephone number, including area code: (858) 352-4400

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, par value $0.001 per share	NYSE American LLC
(Title of each class)	(Name of each exchange on which registered)

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act:    Yes   ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act:    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

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

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant, based on the closing sale price of the Registrant’s common stock on the last business day of its most recently completed second fiscal quarter, as reported on NYSE American, was approximately $169.3 million. Shares of common stock held by each executive officer and director and by each other person who may be deemed to be an affiliate of the Registrant, have been excluded from this computation. The determination of affiliate status for this purpose is not necessarily a conclusive determination for other purposes.

As of March 1, 2019, there were 31,485,199 shares of the registrant’s common stock, $0.001 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for its Annual Meeting of Stockholders are incorporated by reference in Part III of this Annual Report on Form 10-K where indicated. Such Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2018.

Pfenex Inc.

Annual Report on Form 10-K

For the Fiscal Year Ended December 31, 2018

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are subject to the “safe harbor” created thereunder and which involve substantial risks and uncertainties. Forward-looking statements generally relate to future events or our future financial or operating performance. In some cases, you can identify forward-looking statements because they contain words such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans or intentions. Forward-looking statements contained in this Annual Report on Form 10-K include, but are not limited to, statements about:

•

the sufficiency of our cash and cash equivalents and cash generated from operations to meet our working capital and capital expenditure needs for the next 12 months, including our belief that we have sufficient cash resources to fund all necessary activities leading up to and including meeting our obligations to contractually support our partner on the potential commercial launch of PF708 in the United States as early as the fourth quarter of 2019, subject to FDA approval of the new drug application and other factors;

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

•

whether the results of our and our collaboration partners’ trials will be sufficient to support domestic or global regulatory filings and approvals for PF708, including our expectations regarding the timing of receipt of approval by FDA of our NDA submitted in December 2018 for PF708;

•	our ability to seek, obtain and maintain regulatory approval of PF708 or our other product candidates, and the timing of such potential regulatory approvals;

•	our ability to obtain an FDA determination that PF708 is therapeutically equivalent to Forteo;

•	our expectations regarding the earliest potential commercial launch of PF708 in the United States;

•	our reliance on third-parties to conduct clinical studies;

•	our reliance on third-party contract manufacturers and Alvogen to manufacture and supply our product candidates for us;

•	the benefits of the use of PF708, Px563L, RPA563 or any of our other product candidates;

•	the rate and degree of market acceptance of PF708, Px563L, RPA563 or any of our other product candidates, if approved for sale;

•	regulatory developments in the United States and foreign countries;

•	our expectations regarding government and third-party payor coverage and reimbursement;

•

our and our collaboration partners’ ability to manufacture PF708, Px563L, RPA563 and our other product candidates in conformity with regulatory requirements and to scale up manufacturing of PF708, Px563L, RPA563 and our other product candidates to commercial scale;

•

our ability to successfully build a specialty sales force, or collaborate with third-parties including our existing collaboration partners, Alvogen and NT Pharma, to commercialize PF708 and our other product candidates;

•	our and Alvogen’s ability to compete with companies currently producing the reference products, including Forteo;

•	our ability to compete with companies that may also seek and obtain approval for therapeutically equivalent versions of Forteo;

•	our reliance on Jazz, Alvogen, NT Pharma and any future collaboration partner’s performance over which we do not have control;

•	our ability to retain and recruit key personnel, including development of a sales and marketing function;

•	our ability to obtain and maintain intellectual property protection for PF708, Px563L, RPA563 or any other product candidates;

•	our estimates of our expenses, ongoing losses, future revenue, capital requirements and our needs for or ability to obtain additional financing;

•	our expectations regarding the market size, size of patient populations, and growth potential for our product candidates, if approved for commercial use;

•	our estimates of the expected patent expiration timelines for Forteo and other branded reference drugs and biologics;

•	our expectations regarding the time during which we will be an emerging growth company under the Jumpstart Our Business Startups Act;

•	our ability to develop new products and product candidates;

•	our ability to successfully establish and successfully maintain appropriate collaborations and derive significant revenue from those collaborations;

•	our financial performance; and

•	developments and projections relating to our competitors and our industry.

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

The forward-looking statements made in this Annual Report on Form 10-K are based on information available to us on the date of this Annual Report on Form 10-K. In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this Annual Report on Form 10-K, and although we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted a thorough inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements.

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

Overview

We are a clinical-stage development and licensing biotechnology company focused on leveraging our Pfēnex Expression Technology to develop and improve protein therapies for unmet patient needs. Using the patented Pfēnex Expression Technology platform, we have created an advanced pipeline of potential therapeutic equivalents, vaccines, biologics and biosimilars. We also use our Pfēnex Expression Technology platform to produce CRM197, a diphtheria toxoid carrier protein used in prophylactic and therapeutic vaccines candidates under development by third parties. Our lead product candidates are PF708, under development as a therapeutic equivalent drug candidate to Forteo ® (teriparatide) for the treatment of osteoporosis, and our novel anthrax vaccine candidates, Px563L and RPA563, funded through an advanced development contract with the U.S. government. In December 2018, we submitted our new drug application (NDA) for PF708 to the FDA and the FDA accepted the submission for substantive review in February 2019. In April 2018, we granted certain development and commercialization rights for PF708 in certain Asian countries to China NT Pharma Group Company Limited (NT Pharma). In June 2018, we granted Alvogen, through certain of its subsidiaries (together, Alvogen), exclusive rights to commercialize and manufacture PF708 in the United States. In February 2019 we granted Alvogen exclusive rights to commercialize and manufacture PF708 in the European Union (EU), certain countries in the Middle East and North Africa (MENA) and the rest of the world other than the territory covered by our agreement with NT Pharma. In addition, we are developing hematology/oncology products in collaboration with Jazz Pharmaceuticals Ireland Limited (Jazz).

Product Candidates and Collaborations

The following table summarizes certain information about our lead product candidates and collaborations:

Product Candidate	Branded Reference Drug	Program	Proposed Indication
Proposed Therapeutic Equivalent
PF708—Teriparatide	Forteo	• Licensed in the United States, EU, MENA, and Rest of World to Alvogen • Licensed in Mainland China, Hong Kong, Singapore, Malaysia, Thailand to NT Pharma	Osteoporosis

Multiple Hematology/Oncology Product Candidates	Various	• Jazz Pharmaceuticals Ireland Limited	Various

Novel Vaccines
Px563L and RPA563—rPA based anthrax vaccines	N/A	• U.S. Government Funded	Anthrax post-exposure prophylaxis

Our lead product candidates and collaborations include the following:

•

PF708—our teriparatide drug candidate. PF708 is being developed as a therapeutic equivalent candidate to Forteo, which is approved and marketed by Eli Lilly and Company for the treatment of osteoporosis in certain patients with a high risk of fracture. Forteo achieved $1.6 billion in global product sales in 2018. PF708 is being developed pursuant to the 505(b)(2) regulatory pathway in the U.S. and references Forteo as the Reference Listed Drug. In November 2017, we announced the interim pharmacokinetic (PK) results from Study PF708-301, which compared the effect of PF708 and Forteo in osteoporosis patients. In May 2018, we announced positive top-line results from our PF708-301 study, which showed comparable overall safety and efficacy profiles between PF708 and Forteo after 24 weeks of daily injection in osteoporosis patients.

The PF708-301 study enrolled a total of 181 patients, with 90 patients receiving PF708 and 91 patients receiving Forteo. There were 82 patients who completed the study in the PF708 treatment group, compared with 81 patients in the Forteo treatment group. The primary study endpoint was anti-drug antibody (ADA) incidence after 24 weeks of drug treatment. The secondary study endpoints included mean percentage changes in lumbar-spine bone mineral density (BMD) and median percentage changes in bone turnover markers (BTM) after 24 weeks of drug treatment, as well as pharmacokinetic (PK) parameters for up to four hours after the first dose. Safety study endpoints were incidences of adverse events (AE) and serious adverse events (SAE).

There were two PF708-treated patients and two Forteo-treated patients that developed ADA during the study. These low rates of immunogenicity are consistent with historical Forteo results (~3%) in postmenopausal osteoporosis patients. At Week 24, there were two ADA-positive findings for PF708 compared with none for Forteo, but the difference was not statistically significant. The ADA findings in the two PF708 patients were low in titer and resolved during follow-up. One of the two patients had in vitro neutralizing activity transiently detected at Week 4. However, pharmacological activity, as assessed by increases in BMD and BTM, was observed during the study for this patient. There were no apparent safety issues or abnormal serum calcium levels related to ADA or neutralizing antibody findings. These findings are consistent with observations in similar follow-on products approved in the United States, with almost all of the products demonstrating an ADA treatment difference of less than 5% in comparative patient studies. The overall ADA results are shown in Table 1, and individual titer results for all ADA-positive patients are shown in Table 2 (below).

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

The PF708-301 study assessed PF708 and Forteo across multiple endpoints in both female and male osteoporosis patients and showed comparable overall profiles. We believe the PF708-301 and PF708-101 study results meet the requirements for demonstrating clinical safety, effectiveness and bioequivalence. These results from the PF708-301 study, along with the previously announced bioequivalence findings from the PF708-101 study in healthy subjects, supported the PF708 NDA submission. In July 2018 we had a constructive Pre-NDA meeting with the FDA which confirmed there were no additional clinical, nonclinical or analytical comparability studies requested by the FDA. We filed our NDA in December 2018 and the FDA accepted our NDA in February 2019 for substantive review, which we believe puts us on-track for a potential commercial launch in the United States as early as the fourth quarter of 2019, subject to FDA approval of the application and other factors.

PF708 is being developed pursuant to the 505(b)(2) regulatory pathway in the U.S. and references Forteo as the Reference Listed Drug. While we believe our application strategy could lead to launch in the U.S. as early as the fourth quarter of 2019, subject to FDA approval of the application, it is possible that various factors, including patent litigation by Eli Lilly and Company, may delay approval and launch. We believe that our existing cash and cash equivalents and our cash inflow from operations will be sufficient to meet our anticipated cash needs for at least the next 12 months, including to fund all necessary activities leading up to and including meeting our obligations to contractually support our partner on the potential commercial launch in the United States as early as the fourth quarter of 2019, subject to FDA approval of the NDA and other factors. We believe the clinical program in the U.S. may be leveraged for regulatory filings in other geographies, such as the European Union (EU).

Table 1. Study PF708-301 Overall Anti-Drug Antibody Results

Time (wk)	PF708		Forteo		P value
0	0/90	0%	0/91	0%	1.00
1	1/87	1.2%	0/90	0%	0.49
4	1/86	1.2%	0/89	0%	0.49
12	2/82	2.4%	2/86	2.3%	1.00
24	2/81	2.5%	0/81	0%	0.50
24 week overall	2/87	2.3%	2/90	2.2%	1.00

Table 2. Study PF708-301 Anti-Drug Antibody Titer Results for Individual Patients

Time (wk)	PF708 Patient 1	PF708 Patient 2	Forteo Patient 1	Forteo Patient 2
0	Neg	Neg	Neg	Neg
1	1:1	Neg	Neg	Neg
4	1:1*	Neg	Neg	Neg
12	1:1	1:1	1:8	1:2
24	1:1	1:1	Neg	Neg
Follow-up	Neg	Neg	N/A	N/A

*	In vitro neutralizing activity detected; pharmacological activity, as assessed by changes in BMD and BTM, was observed during the study for this patient.

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

Severity of AEs was assessed according to the Common Terminology Criteria for Adverse Events. Version 4.03

Figure 1. Study PF708-301 Lumbar-Spine Bone Mineral Density Results in Female and Male Patients

Figure 2. Study PF708-301 Bone Turnover Markers Results in All Patients

In June 2018, we and Alvogen entered into a Development and License Agreement (US Alvogen Agreement) pursuant to which Alvogen has the exclusive right to commercialize and manufacture PF708 in the United States. In February 2019 we and Alvogen expanded our collaboration to develop and commercialize PF708 in the EU, certain countries in the Middle East and North Africa (MENA), and the ROW territories (the latter defined as all countries outside of the EU, US and MENA, excluding Mainland China, Hong Kong, Singapore, Malaysia and Thailand). We believe this collaboration leverages Alvogen’s established international experience and expertise in regulatory, IP and supply chain activities, as well as its established network of specialty marketing and sales pharmaceutical companies in these regions. Subject to applicable regulatory approvals, PF708 will be commercialized in Europe and Switzerland by Theramex, a leading global specialty pharmaceutical company dedicated to Women’s Health, in MENA by SAJA, a Tamer Group company, and in ROW by Alvogen’s current and/or future commercialization partners. Under the terms of the agreements,

Alvogen will be responsible for the local activities through Theramex, SAJA and its other commercialization partners and for overseeing any clinical development, regulatory, litigation, commercial manufacturing and commercialization. We are eligible to receive additional upfront and milestone payments of $2.5 million for the EU and MENA and additional potential milestone payments for ROW. For EU, MENA and ROW, we may also be eligible to receive a gross profit split of up to 60% on product sales, if approved, depending on geography and cost of goods sold.

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

•

Jazz Collaboration—multiple early stage hematology/oncology product candidates with Jazz. In July 2016, we entered into a license and option agreement with Jazz, pursuant to which we and Jazz are collaboratively developing hematology/oncology products, including PF743, a recombinant crisantaspase, and PF745, a recombinant crisantaspase with half-life extension technology, and Jazz will have the exclusive right to manufacture and commercialize such products throughout the world. In addition, pursuant to the agreement, we have granted Jazz certain other rights to negotiate the exclusive right to develop, manufacture and commercialize throughout the world other hematology/oncology products that are currently or in the future may be developed by us. In the third quarter of 2017, we achieved a process development milestone associated with this collaboration. In December 2017, we and Jazz signed an amended and restated agreement under which we will be eligible to receive an additional $43.5 million in amendment fee and development milestone payments as compared to the 2016 agreement, increasing the total value of upfront, option and amendment fee payments and potential payments for the achievement of development, regulatory and sales-related milestones associated with the collaboration to an aggregate of $224.5 million. We will also continue to be eligible to receive tiered royalties on worldwide sales of any products resulting from the collaboration at rates reduced from those under the 2016 agreement. In December 2017, as part of the amended and restated agreement, we received a total payment of $18.5 million, consisting of an upfront payment of $5.0 million and a payment of $13.5 million for development achievement. In the second quarter of 2018, we achieved two development milestones and received $750 thousand for successful achievement of process development milestones for PF745.

•

Px563L and RPA563—our two novel anthrax vaccine candidates funded by the Biomedical Advanced Research and Development Authority (BARDA). Both vaccine candidates are prepared using the identical antigen and are being evaluated in parallel, although Px563L contains an adjuvant and RPA563 does not. In August 2016, we announced positive immunogenicity and safety data from Day 70 analysis of the Px563L and RPA563 anthrax vaccine study. The Px563L results indicated that the vaccine was well-tolerated and afforded immunogenicity protection with fewer doses than the currently licensed product. We announced positive interim results from a Phase 1a study in healthy subjects in the second half of 2016 and the study was completed in the first half of 2017. We have generated stability data on the 2016 manufactured lot for up to 12 months, which demonstrated the maintenance of high purity at 5°C, the expected storage temperature, and accelerated stability data at 25°C. We have also generated long-term stability data from our toxicology lot, showing the maintenance of high purity at 5°C at 40 months. Over the course of 2018, we continued to collect favorable stability data for both products and also completed feasibility studies that demonstrated the compatibility of both products with the USP compendial relative potency method for anthrax. In addition, we completed adjuvant manufacturing optimization and bulk drug substance manufacturing process establishment runs at the commercial contract manufacturer. In October 2017, we completed a meeting with the FDA in which the FDA provided guidance for the proposed clinical development and licensure plans for a post-exposure prophylaxis indication. In 2017, BARDA exercised additional options under its existing contract, allowing for the continued development of Px563L and RPA563. One of the exercised options was increased by $1.7 million in May 2018, which increased the total contract value to $145.2 million. In September 2018, BARDA extended the contract period of performance. In 2018, we completed non-clinical animal studies and related analytical work. In December of 2018, we conducted a Type C meeting, with the FDA to discuss the preliminary studies completed with a potency method adapted from the USP relative potency method for anthrax vaccine adsorbed (AVA). The FDA response was that the data generated from the preliminary studies in guinea pigs are encouraging and offered to review protocols and statistical approach for both qualification and validation of the method going forward. In January of 2019 we held an In Process Review (IPR), meeting with the Public Health Emergency Medical Countermeasures Enterprise (PHEMCE) Milestone Decision Authority (MDA). Potential next milestones are the triggering of analytical and non-clinical animal study options, leading to a potential Phase 1b/2 study in 2019, subject in each case to continued funding by BARDA. We believe the successful completion of the Phase 2 study and activities under our development contract with BARDA could lead to a procurement contract for supply of Px563L or RPA563 to the Strategic National Stockpile.

•

CRM197—We have both licenses and supply agreements in place for CRM197, which is a non-toxic mutant of diphtheria toxin. It is a well-characterized protein and functions as a carrier for polysaccharides and haptens, making them immunogenic. We developed a unique CRM197 production strain based on our Pseudomonas fluorescens platform and sell non-GMP and cGMP CRM197 to vaccine development-focused pharmaceutical partners. As a result of our development efforts, we previously entered into commercial licenses for production strains capable of producing CRM197 with both Merck & Co., Inc. (Merck) and Serum Institute of India Private Ltd., (SIIPL). Our CRM197 is currently being used in Merck’s Phase 3 study for PCV-15 (V114), an investigational 15-valent polyvalent conjugate vaccine for the prevention of pneumococcal disease. In June 2018, Merck began the first Phase 3 study of PCV-15 (V114) which will evaluate the safety, tolerability and immunogenicity followed by Pneumococcal Vaccine Polyvalent one year later in healthy adult subjects 50 years of age or older, for which we earned a milestone payment. Two additional Phase 3 studies started in July 2018. One will evaluate the safety, tolerability and immunogenicity of PCV-15 (V114) followed by Pneumococcal Vaccine Polyvalent administered eight weeks later in adults infected with HIV, and the other will evaluate the safety, tolerability, and immunogenicity of PCV-15 (V114) in adults ages 18 to 49 at increased risk for pneumococcal disease. In January of 2019, Merck announced that it received Breakthrough Therapy Designation from the FDA for the prevention of invasive pneumococcal disease (IPD) caused by the vaccine serotypes in pediatric patients 6 weeks to 18 years of age. We are eligible to receive annual fees, milestone payments and a tiered royalty based on net sales for all products developed by Merck that use the CRM197 produced via the Pfēnex Expression Technology platform. Our CRM197 is also currently being used by SIIPL who is developing a 10-valent pneumococcal conjugate vaccine, Pneumosil. The SIIPL vaccine recently completed a Phase 3 study in which SIIPL reported that all primary and secondary objectives were met. Following review of the Complete Study Report and product dossier by the Drug Controller General of India (DCGI) SIIPL has received an export license for Pneumosil. SIIPL has already initiated the process of World Health Organization (WHO) prequalification for Pneumosil. The PQ process could take up to 12 months to complete. The commercial market if the product is approved will include India and the developing world, covering over 71% IPD causing serotypes, and targeting the Indian UIP and Asian, African and other low- and middle-income countries under the Gavi Advanced Market Commitment (AMC). A second product being developed by SIIPL that is subject to the Pfenex Expression Technology license is a thermostable Pentavalent Meningococcal Conjugate Vaccine (A, C, Y, W-135, X), which also utilizes CRM197 as one of its carrier proteins. This product which is expected to enter in a Phase 3 study and is also targeted for developing countries. For both products we are eligible to receive a tiered royalty based upon net sales by SIIPL pursuant to regulatory approval.

•

Additional Biosimilar Pipeline Products—Our pipeline includes biosimilar candidates to certain reference products, including biosimilar candidates to Lucentis and Neulasta. Following our strategic review in November 2017, we decided to pause development activities on PF582, our biosimilar candidate to Lucentis and PF529, our biosimilar to Neulasta, and focus development efforts elsewhere within the product portfolio while we continue to engage potential strategic partners to advance the programs and maximize value. We do not intend to advance our current biosimilar candidates without development and commercial collaboration partners.

To date, none of our product candidates, other than PF708, has completed clinical development or been submitted for regulatory review, and none of our product candidates has received marketing authorization from any regulatory agency. Therefore, we have not received revenue from the sale of any of our product candidates. Our product candidates are enabled by our patented protein production platform, Pfēnex Expression Technology, which we believe confers several important competitive advantages compared to traditional techniques for protein production, including the ability to produce complex proteins with higher accuracy and greater degree of protein purity, as well as speed and cost advantages. The development of proteins requires several competencies which represent both challenges and barriers to entry. Due to their inherent complexity, proteins require the use of living organisms to efficiently produce them at a large scale. Traditional techniques for protein production employ a trial and error approach to production organism, or strain, selection and process optimization, which is inherently inefficient and typically produces suboptimal results. This historically inefficient process provides barriers to creating or replicating complex proteins, adds significant time to market and results in the high cost of goods typical of biologic therapeutics. Together, these limitations pose significant hurdles for companies interested in entering the market with novel biologics, biosimilars and therapeutic equivalents. Our platform utilizes a proprietary high throughput robotically-enabled parallel approach, which allows the construction and testing of thousands of unique protein production strains in parallel, thereby allowing us to produce and characterize complex proteins while reducing the time and cost of development and long-term production.

The potential market opportunities for our most advanced product candidate, PF708, are substantial. We have developed PF708 as a therapeutic equivalent candidate to Forteo, which achieved product sales of approximately $1.6 billion in 2018. Almost half of these product sales came from the U.S. alone. In 2019, Forteo is expected to lose patent protection with respect to claims of patents listed in the Orange Book related to compounds, methods of treatment, and formulations in the U.S. An additional Orange Book listed patent, which has claims relating to the delivery system, expires in 2025. It is not clear whether this patent will delay approval of PF708.

Our Strategy

Our strategy is to leverage our Pfēnex Expression Technology® protein production platform and our bioanalytical characterization and product development infrastructure to become a leading biotechnology company focused on developing a portfolio of wholly-owned and partnered therapeutics and vaccines.

The key elements to implement our strategy include the following:

•

Obtain regulatory approval of PF708 and maximize its commercial potential. We filed our NDA with the FDA in December 2018 and the FDA accepted the NDA for substantive review in February 2019. We believe we could be in a position for potential commercial launch in the United States as early as the fourth quarter of 2019, subject to FDA approval of the NDA and other factors.

•

Advance the Jazz partnered programs. In July 2016, we entered into an agreement with Jazz Pharmaceuticals, which we amended in December 2017, to collaboratively develop hematology/oncology products, including PF743, a recombinant crisantaspase, and PF745, a recombinant crisantaspase with half-life extension technology.

•

Develop vaccine programs primarily with non-dilutive government funding and other third-party grants. Pursuant to a $145.2 million cost-plus fixed fee advanced development contract with BARDA we are developing Px563L and RPA563 as next generation anthrax vaccine candidates that we believe have the potential to address the limitations of the existing approved anthrax vaccines including compliance, cost and potential fulfillment of the Strategic National Stockpile. The National Institute of Allergy and Infectious Diseases (NIAID) continues to evaluate our vaccine candidate, Px533, against malaria infection. Clinical development of Px533 is controlled and funded by NIAID.

•

Expand our portfolio of license and supply relationships for our CRM197 vaccine carrier protein. We have both licenses and supply agreements in place with vaccine developers for the production and supply of CRM197, which is a non-toxic mutant of diphtheria toxin.

•

Seek additional product development partnerships. We believe that the Pfēnex Expression Technology represents a sustainable competitive advantage in the biopharmaceutical industry and we will seek to further exploit the platform through additional collaborations for products where the platform is uniquely enabling.

•

Continue to seek collaboration partnerships for our pipeline of biosimilar candidates. In addition to our lead product candidates, our pipeline includes various other biosimilar candidates, including PF582, our biosimilar candidate to Lucentis®, and PF529, our biosimilar candidate to Neulasta®.

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

•

High cell density fermentation due to its obligate aerobe growth nature, or bacterium that can only grow in the presence of oxygen, which improves the protein production for characterization, enables consistent scale-up and long-term low cost of goods

Creation of Extensive Library of Protein Expression Strains

We have developed an extensive toolbox of engineered production strains and expression vectors that can be readily accessed for finding the best choice for manufacturing of a specific protein. This toolbox is continuously growing due to our ongoing research and development efforts. We construct thousands of unique expression strains by combining engineered P. fluorescens host strains with proprietary expression vectors. The engineered P. fluorescens strains have reduced expression of protein degrading enzymes and/or increased levels of folding elements while the expression vectors consist of plasmids with engineered genetic elements including promoters, ribosome binding sites and secretion leaders. Determining which of these variants will improve production of any particular protein cannot be determined from the amino acid sequence of the protein of interest. As a result, we employ the automated high throughput screening of the engineered production strains in order to select the strain that produces the protein of interest at optimal purity, yield and potency.

Robotically Enabled High Throughput Screening

Our high-throughput automation supports simultaneous, parallel evaluation of thousands of unique protein production alternatives, enabling rapid identification of the optimal production strain for the protein of interest. Our protein production technology employs rapid construction of protein production strains and testing thousands of unique production strains evaluated through automated sample analysis to determine the titer, or quantity of the product per unit volume, of high quality protein each expression strain produces, which can then be analyzed through our high throughput analytical capacity. Our proprietary, robotically enabled automated high throughput screening process, along with our optimized production organism and toolbox of engineered strains and vectors, as well as our expertise in analytical characterization, expedites the development of an optimal protein production engine from approximately one year in a typical case for traditional approaches, if at all possible, to approximately nine weeks with our Pfēnex Expression Technology®.

Our Product Candidates and Collaborations

The development of our own portfolio of product candidates and the candidates we have licensed to collaboration partners has been enabled by our successful history of meeting analytically rigorous client specifications of protein quality, yield and potency using our Pfēnex Expression Technology ®. Our pipeline includes product candidates and preclinical products under development in various stages of development. Details of our pipeline and collaborations are included below.

PF708—Teriparatide

Our lead product candidate, PF708, is a peptide product candidate that is being developed as a therapeutic equivalent to the reference listed drug Forteo, an injectable prescription medicine marketed by Eli Lilly for the treatment of osteoporosis patients at high risk of fractures. Teriparatide is a shortened version of the naturally occurring parathyroid hormone (amino acids 1-34) that promotes bone growth. To date, we have demonstrated production of teriparatide in quantities that we believe predict a competitive cost of goods. Despite Forteo’s status as a biologic peptide currently manufactured in E.coli, due to its size (less than or equal to 40 amino acids), it is considered a small molecule. As a result, we are developing PF708 pursuant to the Section 505(b)(2) regulatory pathway in the United States. In December 2018, we submitted our NDA for Forteo to the FDA and the FDA accepted the submission for substantive review in February 2019.

Market Overview

The global osteoporosis market represents a significant opportunity, with product sales that are estimated to grow to approximately $6.7 billion in the United States, Japan and the five major European Markets in 2025. According to the National Institutes of Health (NIH), it is estimated that approximately 53 million Americans either have osteoporosis or are at increased risk due to low bone mass (osteopenia). Forteo (marketed as Forsteo in Europe) builds bone primarily by increasing the activity of osteoblasts (cells that deposit bone). Worldwide sales of Forteo were approximately $1.6 billion in 2018, according to Eli Lilly. In addition, TYMLOS® (abaloparatide), marketed by Radius Health, Inc., had U.S. net sales of approximately $0.1 billion in 2018, bringing total osteoporosis product sales to $1.7 billion in 2018. Evenity (romosozumab), a product developed by Amgen Inc. and UCB, is expected to be approved by the FDA in the second half of 2019.

Development

We have performed an extensive bioanalytical comparative analysis of PF708 and Forteo. Based on what we believe to be equivalent results to date, we have not conducted preclinical in vivo studies for safety or efficacy purposes prior to initiating clinical investigation. We have also completed an initial assessment of the PF708 and Forteo injection pens, and we believe that the two injection devices are functionally equivalent. We completed a pharmacokinetic bioequivalence study in healthy subjects in the first half of 2016, and we initiated a comparative immunogenicity/pharmacokinetics study in osteoporosis patients in the fourth quarter of 2016. In November 2017, we announced interim pharmacokinetic (PK) data from the study: the PF708 and Forteo PK profiles are comparable, and there are no statistically significant differences in key PK parameters. In May 2018, we announced positive top-line results from our PF708-301 study, which showed comparable overall profiles between PF708 and Forteo after 24 weeks of daily injection in osteoporosis patients. We submitted an NDA for PF708 to the FDA in December 2018 and the FDA accepted the submission for substantive review in February 2019. We believe that we could be positioned for a potential commercial launch as early as the fourth quarter of 2019 in the U.S., subject to FDA approval and other factors.

Commercialization

Subject to FDA approval and other factors, we anticipate the first commercial sales of PF708 in the US could potentially take place as early as the fourth quarter of 2019. In June 2018, we and Alvogen, through certain of its subsidiaries, entered into US Alvogen Agreement pursuant to which Alvogen received the exclusive right to commercialize and manufacture PF708 in the United States. In February 2019, we and Alvogen, through certain of its subsidiaries, entered into agreements expanding our collaboration to develop and commercialize PF708 to the EU, to certain countries in the Middle East and North Africa (MENA), and the ROW territories (the latter defined as all countries outside of the EU, US and MENA, excluding Mainland China, Hong Kong, Singapore, Malaysia and Thailand). We believe this collaboration leverages Alvogen’s established international experience and expertise in regulatory, IP and supply chain activities, as well as its established network of specialty marketing and sales pharmaceutical companies in these regions. Subject to applicable regulatory approvals, PF708 will be commercialized in Europe and Switzerland by Theramex, a leading global specialty pharmaceutical company dedicated to Women’s Health, in MENA by SAJA, a Tamer Group company, and in ROW by Alvogen’s current and/or future commercialization partners. Under the terms of the agreements, Alvogen will be responsible for the local activities through Theramex, SAJA and its other commercialization partners and for overseeing any clinical development, regulatory, litigation, commercial manufacturing and commercialization.

Px563L and RPA563

Px563L and RPA563 are novel anthrax vaccine candidates based on a recombinant modified form (mutant) of the protective antigen from Bacillus anthracis (anthrax). We are developing Px563L and RPA563 in response to the United States government’s unmet demand for increased quantity, stability and dose sparing regimens of anthrax vaccine. We believe that Px563L and RPA563 can address each of these demands. We initiated a randomized, placebo-controlled Phase 1a trial in healthy subjects in the second half of 2015 to investigate the safety and immunogenicity of Px563L and RPA563, and we announced the results from an interim analysis in the second half of 2016. Findings indicated that the vaccine was well-tolerated, with the potential to afford immunogenicity protection against anthrax infection after only two injections (vs. three for the currently licensed anthrax vaccine product). The development of Px563L and RPA563 are funded by the U.S. Department of Health and Human Services (HHS) through BARDA under a contract providing up to $145.2 million in funding. Subject to continued funding from BARDA, we expect to continue to advance the program with the potential to prepare for a Phase 2 trial start in late 2019.

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

In August 2016, we announced positive immunogenicity and safety data from Day 70 analysis of the Px563L anthrax vaccine study. The randomized, double-blind, placebo-controlled Phase 1a study enrolled three cohorts in a dose-escalating manner (10 mcg, 50 mcg and 80 mcg of antigen). Within each cohort, subjects received Px563L, RPA563 or placebo in an 8:8:2 ratio. Subjects were administered two doses of vaccine or placebo 28 days apart. Interim results indicated that the vaccine was well-tolerated, with the potential to afford immunogenicity protection against anthrax infection after only two injections (vs. three for the currently licensed anthrax vaccine product). Immunogenicity was assessed by toxin-neutralizing antibody (TNA) expressed as 50% neutralizing factor (NF50), with a threshold value ≥ 0.56 correlating with significant survival in animal models of anthrax infection. On Day 70, 100% of Px563L subjects at the 10 mcg and 80 mcg dose levels achieved a TNA NF 50 ≥ 0.56, and 87.5% at the 50 mcg dose level achieved the target threshold. An additional success criterion for assessing anthrax vaccine immunogenicity is for the lower confidence limit (LCL), or the lower bound of 95% confidence interval, of the percentage of subjects who met or exceeded the TNA NF 50 threshold of 0.56, to be greater than or equal to 40%. On Day 70, all doses of Px563L exceeded this threshold, which was established by the currently licensed anthrax vaccine for the indication of post-exposure prophylaxis.

We announced positive interim results from a Phase 1a study in healthy subjects in the second half of 2016, and in January 2017, BARDA exercised two options under its existing contract, allowing for the continued development of Px563L and RPA563. Over the course of 2018, we continued to collect favorable stability data for both products and also completed feasibility studies that demonstrated the compatibility of both products with the USP compendial relative potency method for anthrax. In addition, we completed adjuvant manufacturing optimization and bulk drug substance manufacturing process establishment runs at the commercial contract manufacturer. In October 2017, we completed a meeting with the FDA in which the FDA provided guidance for the proposed clinical development and licensure plans for post-exposure prophylaxis indication. In 2018 we completed non-clinical animal studies and related analytical work. In December of 2018, we conducted a Type C meeting with the US FDA to discuss the preliminary studies completed with a potency method adapted from the USP relative potency method for anthrax vaccine adsorbed (AVA). The FDA response was that the data generated from the preliminary studies in guinea pig are encouraging and offered to review protocols and statistical approach for both qualification and validation of the method going forward. In January of 2019 we held an In Process Review (IPR) meeting with the Public Health Emergency Medical Countermeasures Enterprise (PHEMCE) Milestone Decision Authority (MDA). Potential next milestones are the triggering of analytical and non-clinical animal study options, leading to a potential Phase 1b/2 study in 2019, subject in each case to continued funding by BARDA.

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

Pipeline Products

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

Collaborations, Joint Development and Licenses

PF708 & Jazz Pharmaceuticals

For a discussion of our collaborations relating to PF708 and our collaborations relating to Jazz Pharmaceuticals, please see “Business—Our Product Candidates and Collaborations—PF708—Teriparatide” and “Business—Our Product Candidates and Collaborations—Multiple early state hematology/oncology product candidates in collaboration with Jazz Pharmaceuticals,” respectively.

Pfizer

In February 2015, we entered into a development and license agreement with Pfizer to develop and commercialize PF582. In August 2016, we entered into a termination agreement with Pfizer pursuant to which the development and license agreement was terminated and all rights to PF582 have been returned to us. The termination accelerated recognition of $45.8 million of revenue that had been previously deferred and we will not recognize any additional future revenue under the Pfizer development and license agreement. Following our strategic review in November 2017, we decided to pause our development activities for PF582 and focus our efforts and resources elsewhere in our product portfolio. While we are seeking a new collaboration partner for the -development and commercialization of PF582, there are no assurances that we will find a new collaboration partner or that the terms and timing of any such arrangements would be acceptable to us.

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

The U.S. Department of Health and Human Services

For a discussion of our collaborations relating to the U.S. Department of Health and Human Services, please see “Business—Our Product Candidates and Collaborations—Px563L and RPA563.”

The National Institute of Allergy and Infectious Diseases (NIAID)

In September 2012, we entered into a contract with NIAID for the development of a next generation anthrax vaccine. Under the contract, which was amended in April 2013 and November 2013, we agreed to provide services to NIAID for approximately 25 months under a cost-plus fixed fee contract with a total value of approximately $2.2 million. In addition to the base period, NIAID had 13 options to extend the term of the contract, with payments totaling approximately $22.9 million. NIAID exercised an option effective January 2015 and another effective May 2016. The contract was extended through the end of December 31, 2017, when the development contract was completed in accordance with its terms.

Customers

As of December 31, 2018, we had generated only limited revenue from government contracts, service agreements, collaboration agreements, and reagent protein product sales. Our total revenue was $14.9 million, $28.8 million and $60.2 million in 2018, 2017 and 2016, respectively. In 2018 and 2017, our revenue was primarily derived from our collaboration agreement with Jazz and from our advanced development contract with BARDA. Our achievement of certain development milestones related to the Jazz agreement resulted in significant additional revenue in 2017. In 2016, a significant portion of our revenue was derived from recognizing $45.8 million in revenue upon termination of the Pfizer agreement in August 2016, in addition to revenue derived from development and license agreements.

For the years ended December 31, 2018 and 2017, Jazz and BARDA each accounted for more than 10% of our revenue. For the year ended December 31, 2016, Pfizer accounted for more than 10% of our revenue.

Government Regulation

Government authorities in the United States, at the federal, state and local level, and in the European Economic Area, at the European Union and national Member State level, extensively regulate, among other things, the research, development, testing, manufacturing, labeling, packaging, promotion, advertising, storage, distribution, marketing, post-approval monitoring and reporting, and export and import of drugs and biologics such as those we are developing. We, along with third-party contractors, will be required to navigate the various preclinical, clinical and commercial approval requirements of the governing regulatory agencies of the countries in which we wish to conduct studies or seek approval or licensure of our product candidates. The process of obtaining regulatory approvals and the subsequent compliance with appropriate federal, state, local, and foreign statutes and regulations require the expenditure of substantial time and financial resources.

United States Government Regulation

BLA/NDA Development and Approval Process

The process generally required by the FDA before a biologic or drug product candidate may be marketed in the United States involves the following:

•	completion of preclinical laboratory tests and animal studies performed in accordance with the FDA’s current Good Laboratory Practice, or GLP, regulations;

•	submission to the FDA of an investigational new drug, or IND, application which must become effective before human clinical trials may begin and must be updated annually;

•	approval by an independent institutional review board, or IRB, or ethics committee at each clinical site before the trial is initiated;

•	performance of adequate and well-controlled clinical trials to establish the safety and efficacy of the proposed drug for each indication;

•	preparation of and submission to the FDA of a BLA or NDA after successful completion of all pivotal clinical trials;

•	satisfactory completion of an FDA Advisory Committee review, if applicable;

•	a determination by the FDA within 60 days of its receipt of an NDA or BLA to file the application for substantive review;

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

Clinical trials involve the administration of the investigational product to human subjects under the supervision of qualified investigators in accordance with current Good Clinical Practices (cGCPs), which include the requirement that all research subjects provide their informed consent for their participation in any clinical study. Clinical trials are conducted under protocols detailing, among other things, the objectives of the study, the parameters to be used in monitoring safety and the effectiveness criteria to be evaluated. Each clinical protocol and any subsequent protocol amendments must be submitted to the FDA as part of the IND, and an IRB for each site where the study is conducted must also approve the study. The IRB must monitor the study until completed. There are also requirements governing the registration of ongoing clinical studies and the reporting of clinical study results to public registries. Clinical trials typically are conducted in three or four sequential phases, but the phases may overlap or be combined.

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

•

Phase 3. The investigational product is administered to an expanded patient population, generally at geographically dispersed clinical study sites, to generate enough data to evaluate, in a statistically rigorous manner, dosage, clinical effectiveness and safety, to establish the overall benefit-risk relationship of the investigational product, and to provide an adequate basis for product labeling and approval.

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

A pivotal trial is a clinical study that is designed to generate substantial evidence of a product’s safety and efficacy that adequately meets regulatory agency requirements to justify the approval of the product. Generally, pivotal trials are Phase 3 trials, but the FDA may accept results from Phase 2 trials if the trial design provides a well-controlled and reliable assessment of clinical benefit, particularly in situations where there is an unmet medical need and the results are sufficiently robust.

Phase 1, Phase 2 and Phase 3 trials may not be completed successfully within a specified period, if at all, and there can be no assurance that the data collected will support FDA approval or licensure of the product. Furthermore, the FDA, the IRB, or the clinical study sponsor may suspend or terminate a clinical study at any time on various grounds, including a finding that the research subjects are being exposed to an unacceptable health risk. Additionally, some clinical studies are overseen by an independent group of qualified experts organized by the clinical study sponsor, known as a data safety monitoring board or data monitoring committee. Such a group recommends to the sponsor whether or not a trial should move forward at designated check points based on access to certain data from the trial. A sponsor may also suspend or terminate a clinical study based on evolving business objectives and/or competitive climate.

Assuming successful completion of all required testing in accordance with all applicable regulatory requirements, detailed information regarding the investigational product is submitted to the FDA in the form of an NDA or BLA requesting approval to market the product for one or more indications. The NDA or BLA must include all relevant data available from pertinent preclinical and clinical trials, including negative or ambiguous results as well as positive findings, together with detailed information relating to the product’s chemistry, manufacturing, controls, and proposed labeling, among other things. Data can come from company-sponsored clinical studies intended to test the safety and effectiveness of a use of the product, or from a number of alternative sources, including studies initiated by investigators. Under federal law, the submission of most NDAs and BLAs is subject to an application user fee, and the sponsor of an approved NDA or BLA is also subject to annual program fees. These fees are typically increased annually. A waiver of user fees may be obtained under certain limited circumstances.

Once an NDA or BLA has been submitted, the FDA’s goal is to review the application within ten months after it accepts the application for filing, or, if the application has been granted priority review because the proposed drug addresses an unmet medical need in a serious or life-threatening indication, six months after the FDA accepts the application for filing. The review process is often extended by FDA requests for additional information or clarification. Generally, the FDA reviews an NDA or BLA to determine, among other things, whether the proposed product is safe and effective for its intended use, and whether the product is being manufactured in accordance with cGMP to assure and preserve the product’s quality and purity.

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

The FDA is required to refer an application for a product with active ingredients that have not been previously approved to an advisory committee or explain why such referral was not made. The FDA also can seek advice from an advisory committee at its own discretion when an NDA or BLA presents scientific, technical, or policy questions on which the agency believes it would benefit from the perspectives of outside experts. Typically, an advisory committee is a panel of independent experts, including clinicians and other scientific experts, that reviews, evaluates and provides a recommendation as to whether the application should be approved and under what conditions. The FDA is not bound by the recommendations of an advisory committee, but it considers such recommendations carefully when making decisions.

The development, testing and approval process requires substantial time, effort and financial resources, and each may take several years to complete. The FDA may not grant approval on a timely basis, or at all, and we and our partners may encounter difficulties or unanticipated costs in our efforts to secure necessary governmental approvals, which could delay or preclude us from marketing our products. After the FDA evaluates a BLA or NDA and conducts inspections of manufacturing facilities where the investigational product and/or its drug substance will be produced, the FDA may issue an approval letter or a Complete Response Letter. An approval letter authorizes commercial marketing of the product under the conditions of use described in the product’s prescribing information. A Complete Response Letter indicates that the review cycle of the application is complete and the application is not ready for approval. A Complete Response Letter may require additional clinical data, an additional pivotal Phase 3 trial or trials, and/or other significant, expensive and time-consuming requirements related to clinical trials, preclinical trials or manufacturing. Even if such additional information is submitted, the FDA may ultimately decide that the BLA or NDA does not satisfy the criteria for approval. The FDA may also approve the BLA or NDA with a Risk Evaluation and Mitigation Strategy, or REMS, to mitigate risks, which could include medication guides, physician communication plans, or elements to assure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. The FDA also may condition approval on, among other things, changes to proposed labeling, development of adequate controls and specifications, or a commitment to conduct one or more post-market studies or clinical trials. Such post-market testing may include Phase 4 trials and surveillance to further assess and monitor the product’s safety and effectiveness after commercialization. New government requirements, including those resulting from new legislation, may be established, or the FDA’s policies may change, which could delay or prevent regulatory approval.

Drugs and biologics manufactured or distributed pursuant to FDA approvals are subject to extensive and continuing regulation by the FDA, including, among other things, requirements relating to recordkeeping, periodic reporting, product sampling and distribution, advertising and promotion and reporting of adverse experiences with the product. After approval, many changes to the approved product, such as adding new indications or other labeling claims, are subject to prior FDA review and approval. There also are continuing, annual user fee requirements for marketed products. Manufacturers are subject to periodic unannounced inspections by the FDA and state agencies for compliance with cGMP requirements. Changes to the manufacturing process are strictly regulated, and, depending on the significance of the change, may require prior FDA approval before being implemented. FDA regulations also require investigation and correction of any deviations from cGMP and impose reporting and documentation requirements upon us and any third-party manufacturers that we may decide to use. Accordingly, manufacturers must continue to expend time, money and effort in the area of production and quality control to maintain compliance with cGMP and other aspects of regulatory compliance.

We rely, and expect to continue to rely, on third parties for the production of clinical quantities of our product candidates, and expect to rely in the future on third parties for the production of commercial quantities. Future FDA and state inspections may identify compliance issues at our facilities or at the facilities of our contract manufacturers that may disrupt production or distribution, or require substantial resources to correct. In addition, discovery of previously unknown problems with a product or the failure to comply with applicable requirements may result in restrictions on a product, manufacturer or holder of an approved NDA or BLA, including withdrawal or recall of the product from the market or other voluntary, FDA-initiated or judicial action that could delay or prohibit further marketing. The FDA strictly regulates marketing, labeling, advertising, and promotion of products that are placed on the market. Drugs and biologics may be promoted only for the approved indications and in accordance with the provisions of the approved label. The FDA and other agencies enforce the laws and regulations prohibiting the promotion of unapproved uses, and a company that is found to have improperly promoted unapproved uses may be subject to significant enforcement action and liability.

The FDA may withdraw or suspend approval if compliance with regulatory requirements and standards is not maintained or if problems occur after the product reaches the market. Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with manufacturing processes, or failure to comply with regulatory requirements, may result in a variety of consequences, including revisions to the approved labeling to add new safety information, imposition of post-market studies or clinical studies to assess new safety risks, or imposition of distribution restrictions or other restrictions under a REMS program. Other potential consequences include, among other things:

•	restrictions on the marketing or manufacturing of the product, complete withdrawal of the product from the market or product recalls;

•	adverse publicity, fines, untitled or warning letters or holds on post-approval clinical trials;

•	refusal of the FDA to approve pending applications or supplements to approved applications;

•	product seizure or detention, or refusal to permit the import or export of products; or

•	injunctions or the imposition of civil or criminal penalties.

505(b)(2) New Drug Applications

Under the Hatch-Waxman Act, a pharmaceutical manufacturer may file an abbreviated new drug application, or ANDA, seeking approval of a generic copy of an approved branded product by demonstrating the proposed generic product’s sameness to the approved drug. Additionally, a pharmaceutical manufacturer may, under Section 505(b)(2) of the Federal Food, Drug, and Cosmetic Act (FFDCA), file a new drug application (NDA) that relies on studies not conducted by the applicant and for which the applicant has not obtained a right of reference as part of the data demonstrating the product’s safety and effectiveness. Often, this is done by relying on FDA’s previous approval of a product to which the proposed drug is similar (but for which there are differences that preclude an ANDA). Among other things, this kind of reliance avoids unnecessary duplication of studies performed on a previously approved (“reference” or “listed”) drug that can reasonably be extrapolated to the proposed product. We are pursuing a Section 505(b)(2) regulatory strategy for our PF708 product candidate; the NDA we have submitted references Forteo (teriparatide), which is marketed by Eli Lilly for the treatment of osteoporosis, as a listed drug.

An NDA sponsor must list with the FDA patents that claim the subject product (the drug substance or product formulation) or an FDA-approved method of using the product. Those patents are published in the Orange Book with the product listing. A 505(b)(2) NDA referencing a listed drug must contain one of the following certifications regarding each of the patents listed in the Orange Book with the referenced product: (1) that no such patent information has been listed in the Orange Book, referred to as a Paragraph I Certification; (2) that such patent has expired, referred to as a Paragraph II Certification; (3) the date on which such patent expires, referred to as a Paragraph III Certification; or (4) that such patent is invalid or will not be infringed by the manufacture, use or sale of the drug product for which the application is submitted, referred to as a Paragraph IV Certification. With regard to patents that claim a method of use, the applicant may instead submit a “section viii” statement certifying that the proposed labeling does not contain any language regarding the patented method of use; this typically reflects the sponsor having “carved out” any such labeling. A Paragraph III Certification conveys that the applicant will wait to obtain approval until the subject patent expires. A Paragraph IV Certification is a challenge to the ability of the subject patent to prevent approval of the proposed product. An applicant making a Paragraph IV Certification must provide notice of the patent challenge to the owner of the subject patent and to the reference product sponsor. If, with 45 days of the Paragraph IV notice, either of those entities files a lawsuit alleging patent infringement, the FDA is prohibited from approving the 505(b)(2) NDA for 30 months (or a shorter period if the patent expires or there are certain settlements or judicial decisions in the patent litigation).

Additionally, a 505(b)(2) NDA will not be approved until any applicable non-patent exclusivity listed in the Orange Book for the referenced drug has expired. These exclusivities include new chemical entity, or NCE, exclusivity, which is awarded to a product that contains an active moiety that has not previously been approved by the FDA. An “active moiety” is the molecule or ion responsible for the drug substance’s physiological or pharmacologic action. NCE exclusivity provides a five-year period during which the FDA cannot accept for filing any ANDA or 505(b)(2) NDA for a product containing the same active moiety. The five-year period is shortened to four years if the proposed application contains a Paragraph IV Certification. A drug may obtain a three-year period of exclusivity for a particular condition of approval, or change to a marketed product, such as a new formulation for a previously approved product, if one or more new clinical trials, other than bioavailability or bioequivalence studies, was essential to the approval of the application and was conducted or sponsored by the applicant. This exclusivity precludes the FDA granting final approval to any ANDA or 505(b)(2) NDA that references the product until three years after the product was approved. Unlike NCE exclusivity, however, three-year exclusivity does not prevent the FDA accepting and reviewing the ANDA or 505(b)(2) NDA.

Patent Term Restoration

Depending upon the timing, duration, and specifics of the FDA approval of our product candidates, the term of some of our U.S. patents may be eligible for limited extension under the Hatch-Waxman Act. For a product that represents the first permitted commercial marketing of an active ingredient, we may have the opportunity to extend the term of a patent that claims the drug or a method of using or manufacturing the drug. The extension cannot exceed five years or extend the patent term beyond fourteen years after approval, but it is calculated generally as half the time between the effective date of an IND and the submission date of the NDA or Biologics License Application, or BLA, plus the time between the submission date and approval of the application. Only one patent applicable to an approved product is eligible for the extension and the application for the extension must be submitted prior to the expiration of the patent. The U.S. Patent and Trademark Office, in consultation with the FDA, reviews and approves the application for any patent term extension or restoration. In the future, we may apply for restoration of patent term for one of our currently owned or licensed patents to add patent life beyond its current expiration date, depending on the expected length of the clinical studies and other factors involved in the filing of the relevant NDA or BLA.

Abbreviated Licensure Pathway of Biological Products as Biosimilar or Interchangeable

The Biologics Price Competition and Innovation Act of 2009, or BPCIA, amended the PHSA and created an abbreviated approval pathway for biological products shown to be highly similar to an FDA-licensed reference biological product. Such a product, known as a “biosimilar,” is a biological product that is highly similar to a previously approved biological (the “reference product”), notwithstanding minor differences in clinically inactive components, and for which there are no clinically meaningful differences in safety, purity, and potency between the biosimilar and the reference product. The abbreviated approval pathway is intended to allow the biosimilar to be approved in part in reliance on what is known about the reference product. In addition, if certain additional conditions are shown, a biosimilar product can be designated as “interchangeable” with the reference product, meaning that the biosimilar may be substituted for the reference product without the intervention of the health care provider who prescribed the reference product. To date, the FDA has not approved any biosimilar product as being interchangeable to the reference product. FDA approval is required before a biosimilar may be marketed in the United States. Because of complexities associated with the large and intricate structures of biological products and the processes by which such products are manufactured, FDA has discretion over the kind and amount of scientific evidence—including laboratory, preclinical and/or clinical data—required to demonstrate biosimilarity to a licensed biological product. The FDA considers the totality of the evidence provided by a sponsor to support a demonstration of biosimilarity, and recommends that sponsors use a stepwise approach in the development of their biosimilar products.

The timing of final FDA approval of a biosimilar for commercial distribution depends on a variety of factors, including whether the manufacturer of the reference product is entitled to one or more statutory exclusivity periods, during which time the FDA is prohibited from approving any products that are biosimilar to the reference product. The FDA cannot approve a biosimilar application for twelve years from the date of first licensure of the reference product. Additionally, a biosimilar product sponsor may not submit an application for four years from the date of first licensure of the reference product. A reference product may also be entitled to other types of exclusivities, such as orphan drug exclusivity (which provides seven years of exclusivity against approval of the same drug intended to treat the same disease or condition) or pediatric exclusivity (which adds six months to existing exclusivities, among other things). The first biosimilar product determined to be interchangeable with a reference product for any condition of use is also entitled to a period of exclusivity, during which time the FDA may not determine that another product is interchangeable with the reference product for any condition of use.

In addition, the BPCIA includes a detailed framework for addressing potential patent disputes between the sponsors of a biosimilar product and the reference product.

While it may be possible for a biosimilar applicant and reference product sponsor to settle any patent disputes prior to approval, patent litigation may delay the ability of a biosimilar applicant to commercially launch its product.

We anticipate that the contours of the BPCIA will continue to be defined as the statute is implemented over a period of years. This likely will be accomplished by a variety of means, including decisions related to the statute by relevant federal courts, FDA issuance of guidance documents, and FDA decisions in the course of considering specific applications.

The Animal Rule

In the case of product candidates that are intended to treat or prevent certain serious or life-threatening conditions caused by exposure to lethal or permanently disabling toxic agents, such as our anthrax vaccine product candidates, conducting controlled clinical trials to determine efficacy may be unethical or unfeasible. Under FDA regulations often referred to as the “Animal Rule” and agency guidance, efficacy for such products can under certain circumstances be demonstrated based on adequate and well-controlled animal studies, provided that certain criteria are met such that it is reasonable to expect the effectiveness of the drug in animals to be a reliable indicator of its effectiveness in humans. Because the FDA must agree that data derived from animal studies establish that the product is reasonably likely to produce clinical benefit in humans, seeking approval under the Animal Rule may add significant time, complexity and uncertainty to the development, testing, and approval process. In addition, products approved under the Animal Rule are subject to additional requirements including post-marketing study requirements, restrictions to ensure safe use (if needed), and labeling requirements to inform patients that the drug’s approval was based on efficacy studies conducted in animals alone.

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

Preclinical tests include laboratory evaluations of the product’s structure, purity and biological activity, as well as animal studies to determine toxicity and pharmacology. An Investigational Medicinal Product (IMP) sponsor must submit a Clinical Trial Application (CTA) to the competent authority prior to initiation of human clinical trials. The application process to perform a clinical trial in the EEA is governed on a country-by-country basis. A sponsor must apply in each country in which it intends to conduct any part of a human clinical trial. While the process is similar in most countries, additional materials may be required in certain instances. For example, in many, but not all European countries, a sponsor must submit a copy of the insurance coverage obtained to cover the clinical study. Australia and New Zealand adhere to EMA guidelines with respect to the regulation of IMPs and clinical trials.

Assuming successful completion of the required clinical testing, and having met all criteria set forth by Directive 2001/83/EC and Regulation (EC) No 726/2004, the applicant may choose to proceed with submission of marketing authorization application. If the application is accepted for review in the Centralized Procedure, within 210 days (excluding clock stops), the EMA’s CHMP will issue an opinion on whether the conditions for granting marketing authorization are satisfied. During the review period, the scientific committees will review the scientific data, may request for independent testing of the medicinal product, its starting materials, or other constituent materials, may request supplemental information from the applicant, may request for proof of cGMP compliance of the manufacturer, and may request for said manufacturing facilities to be inspected.

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

Marketing authorization holders are required to maintain a pharmacovigilance system and to maintain detailed records of all suspected adverse reactions in the EEA or in a third country. Serious suspected adverse reactions are to be communicated to the appropriate EEA regulatory authorities no later than 15 days after receipt of the information. EEA regulations require periodic safety reporting leading up to and following marketing authorization, based on a defined schedule, for as long as the product is marketed, or when immediately requested by regulatory authorities. An increase in incidents of adverse events or any cause for a change in opinion by the EMA pertaining to the risk-benefit balance may lead to suspension, variation, or revocation of marketing authorization and would severely impact our business.

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

The United States government, state legislatures and foreign governments have shown significant interest in implementing cost containment programs to limit the growth of government-paid health care costs, including price controls, restrictions on reimbursement and requirements for substitution of therapeutic equivalent products for branded prescription drugs. The ACA contains provisions that may reduce the profitability of drug products, including, for example, increased the minimum rebates owed by manufacturers under the Medicaid Drug Rebate Program, extended the rebate program to individuals enrolled in Medicaid managed care plans, addressed a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected, established mandatory discounts for certain

Medicare Part D beneficiaries and annual fees based on pharmaceutical companies’ share of sales to federal health care programs. Furthermore, the current presidential administration and Congress are expected to attempt changes to the current health care laws. We face uncertainties that might result from modification or repeal of any of the provisions of the Affordable Care Act, as amended by the Health Care and Education Reconciliation Act (collectively, the “Affordable Care Act” or the “ACA”), including as a result of current and future executive orders and legislative actions. The impact of those changes on us is currently unknown. But, any changes to the ACA are likely to have an impact on our results of operations, and may have a material adverse effect on our results of operations. We cannot predict what other healthcare programs and regulations will ultimately be implemented at the federal or state level or the effect of any future legislation or regulations in the United States may have on our business.

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

Other Healthcare Laws and Compliance Requirements

If we and our collaboration partners obtain regulatory approval for any of our product candidates, we may be subject to various federal and state laws that may impact, among other things, our or our collaboration partners proposed sales, marketing and education programs. The laws that may affect our operations include:

•

The U.S. federal Anti-Kickback Statute, which prohibits, among other things, persons and entities from knowingly and willfully soliciting, receiving, offering or paying remuneration, directly or indirectly, to induce, or in return for, either the referral of an individual for, or the purchase or recommendation of any good or service for which payment may be made, in whole or in part, by federal healthcare programs, such as Medicare and Medicaid programs. This statute has been interpreted to apply to arrangements between pharmaceutical companies on one hand and prescribers, purchasers and formulary managers on the other. Liability under the Anti-Kickback Statute may be established without proving accrual knowledge of the statute or specific intent, to violate it. In addition, the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the federal civil False Claims Act;

•

Federal civil False Claims Act, which prohibits, among other things, individuals or entities from knowingly presenting, or causing to be presented, a false or fraudulent claim for payment of government funds, or knowingly making, using or causing to be made or used a false record or statement material to an obligation pay money to the government or knowingly concealing or knowingly and improperly avoiding, decreasing or concealing an obligation to pay money to the federal government. Private individuals, commonly known as “whistleblowers,” can bring FCA qui tam actions on behalf of the government and such individuals and may share in amounts paid by the entity to the government in recovery or settlement. In addition, a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the federal civil False Claims Act. False Claims Act liability is potentially significant in the healthcare industry because the statute provides for treble damages and significant mandatory penalties per false claim or statement for violations. Criminal penalties, including imprisonment and criminal fines, are also possible for making or presenting a false, fictitious or fraudulent claim to the federal government;

•

The federal Health Insurance Portability and Accountability Act of 1996, as amended by the Health Information Technology and Clinical Health Act (HITECH), (collectively referred to as HIPAA), imposes criminal and civil liability for, among other things executing a scheme to defraud any healthcare benefit program and knowingly and willfully falsifying, concealing or covering up a material fact in connection with the delivery of or payment for healthcare benefits, items or services. We may obtain health information from third parties, such as research institutions, that are subject to privacy and security requirements under HIPAA. Although we are not directly subject to HIPAA, other than with respect to providing certain employee benefits, we could potentially be subject to criminal penalties if we, our affiliates, or our agents knowingly obtain or disclose individually identifiable health information maintained by a HIPAA covered entity in a manner that is not authorized or permitted by HIPAA;

•

The federal Physician Payment Sunshine Act implemented as the Open Payments Program that requires certain manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report annually to the United States Department of Health and Human Services, Centers for Medicare and Medicaid Services, information related to payments and other transfers of value provided to physicians and teaching hospitals as well as ownership and investment interests held by such physicians and their immediate family members. Beginning in 2022, applicable manufacturers also will be required to report information regarding payments and transfers of value provided to physician assistants, nurse practitioners, clinical nurse specialists, certified nurse anesthetists, and certified nurse-midwives; and

•

State law equivalents of each of the above federal laws, such as anti-kickback and false claims laws which may apply to items or services reimbursed by any third-party payor, including commercial insurers; state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government, or otherwise restrict payments that may be made to healthcare providers and other potential referral sources; state laws that require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures; and state laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts.

Because of the breadth of these laws and the narrowness of the statutory exceptions and safe harbors available, it is possible that some of our future business activities could be subject to challenge under one or more of such laws.

We and our collaboration partners also may be subject to the Foreign Corrupt Practices Act, or FCPA, which prohibits improper payments or offers of payments to foreign governments and their officials for the purpose of obtaining or retaining business. Safeguards implemented to discourage improper payments or offers of payments by our or our collaboration partners’ employees, consultants, and others may be ineffective, and violations of the FCPA and similar laws may result in severe criminal or civil sanctions, or other liabilities or proceedings against us or our collaboration partners, any of which would likely harm our or our collaboration partners’ reputation, business, financial condition and result of operations.

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

Competition

The development and commercialization of protein therapeutics is highly competitive. While we believe that our Pfēnex Expression Technology ®, knowledge, experience and scientific resources provide us with competitive advantages, we face potential competition from many different sources, including major pharmaceutical, generic pharmaceutical, specialty pharmaceutical and biotechnology companies. In the event that we and our collaboration partners were to market and sell any of our biopharmaceutical products, we would face competition from the companies producing branded reference drugs, as well as biosimilars, therapeutic equivalents, and other products that would compete with our product candidates, if approved. For example, PF708, our teriparatide 505(b)(2) candidate, may face competition from the reference product sponsor, Eli Lilly, or other competition from companies like Teva and Gedeon Richter Plc., and from Amgen Inc. and Radius Health, Inc. as developers of novel products. For example, in April 2017, the FDA approved Radius Health’s TYMLOS®, and Amgen and UCB are developing Evenity (romosozumab), which is expected to be approved by the FDA in the second half of 2019, each of which could potentially compete with PF708. Key competitive factors affecting the success of our product candidates, if approved, are likely to be price, the level of biosimilar, therapeutic equivalent and novel product competition and the availability of coverage and reimbursement from government and other third-party payors.

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

Sales and Marketing

To date, none of our product candidates have received marketing authorization from any regulatory agency, and therefore we have not received revenue from the sale of any of our product candidates. For our product candidates, we generally seek to license rights regionally to commercially proficient partners. To the extent that we retain commercial rights to product candidates, we intend to use an internal sales force to commercialize products for which we may receive marketing approvals in territories in which we believe it is possible to access the market through a focused, specialty sales force.

For PF708, in June 2018, we and Alvogen entered into a Development and License Agreement (US Alvogen Agreement) pursuant to which Alvogen has the exclusive right to commercialize and manufacture PF708 in the United States. In February 2019, we and Alvogen, through certain of its subsidiaries, entered into agreements expanding our and Alvogen’s collaboration to develop and commercialize PF708 to the EU, MENA, and the rest of the world other than the territory covered by our agreement with NT Pharma. We believe this collaboration leverages Alvogen’s established international experience and expertise in regulatory, IP and supply chain activities, as well as its established network of specialty marketing and sales pharmaceutical companies in these regions. Subject to applicable regulatory approvals, PF708 will be commercialized in Europe and Switzerland by Theramex, a leading global specialty pharmaceutical company dedicated to Women’s Health, in MENA by SAJA, a Tamer Group company, and in ROW by Alvogen’s current and/or future commercialization partners. Under the terms of the agreements, Alvogen will be responsible for the local activities through Theramex, SAJA and its other commercialization partners and for overseeing any clinical development, regulatory, litigation, commercial manufacturing and commercialization. We will continue to be responsible for development and registration of PF708, while Alvogen will provide additional regulatory and development expertise.

In addition, in April 2018, we and NT Pharma entered into a Development and License Agreement, pursuant to which we granted an exclusive license to NT Pharma to commercialize PF708 in Mainland China, Hong Kong, Singapore, Malaysia and Thailand and a non-exclusive license to conduct development activities in such territories with respect to PF708. We will be responsible for commercial manufacturing and will provide NT Pharma with the product for commercial sale. NT Pharma will be responsible for all regulatory submissions, development costs and costs associated with regulatory approvals in such territories.

Upon marketing approval for products developed under our collaboration with Jazz, Jazz will assume responsibility for the manufacturing and commercialization of certain hematology/oncology products globally. Given the initial emerging markets focus for those products, we generally expect to jointly seek collaboration, distribution and/or marketing arrangements with third parties.

We have sales and marketing capabilities to support our commercial efforts for our protein production services and reagent protein product sales. In addition, we have sales and marketing capabilities to support those products under development that receive FDA approval that will ultimately be procured by the United States government.

Intellectual Property

We strive to protect and enhance the proprietary technologies that we believe are important to our business and seek to obtain and maintain patents for any patentable aspects of our platform technology and our products or product candidates, their methods of use and any other inventions that are important to the development of our business. Our success depends substantially on our ability to obtain and maintain patent and other proprietary protection for our technology and product candidates, to defend and enforce our patents to prevent others from infringing our proprietary rights, maintain our licenses to use intellectual property owned by third parties, preserve the confidentiality of our trade secrets and to operate without infringing on the valid and enforceable patents and other proprietary rights of third parties. Our policy is to seek to protect our proprietary position by, among other methods, filing United States and foreign patent applications related to our proprietary technology and product candidates that are important to the development of our business. We also rely on trade secrets, know-how, continuing technological innovation and in-licensing opportunities to develop and maintain our proprietary position relating to our platform technology and product candidates.

We are the owner or licensee of a portfolio of patents and patent applications and possess substantial know-how and trade secrets which protect various aspects of our business. As of December 31, 2018, we were the sole owner of a patent portfolio that consisted of a total of 24 U.S. issued patents and six U.S. non-provisional patent applications that provide material coverage for our platform technology and our lead product candidates as well as foreign granted and pending patent applications which are counterparts to certain of the foregoing U.S. patents and patent applications. Our U.S. issued patents expire during the time period beginning in 2023 and ending in 2036. Our owned and exclusively licensed patent portfolio includes claims directed to:

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

We may rely, in some circumstances, on trade secrets to protect our technology. However, trade secrets are difficult to protect. We seek to protect our technology and product candidates, in part, by entering into confidentiality agreements with those who have access to our confidential information, including our employees, consultants, advisors, contractors and collaborators. We also seek to preserve the integrity and confidentiality of our proprietary technology and processes by maintaining physical security of our premises and physical and electronic security of our information technology systems. While we have confidence in these individuals, organizations and systems, agreements or security measures may be breached and we may not have adequate remedies for any breach. In addition, our trade secrets may otherwise become known or be independently discovered by competitors. To the extent that our employees, consultants, advisors, contractors and collaborators use intellectual property owned by others in their work for us, disputes may arise as to the rights in related or resulting know-how and inventions. For this and more comprehensive risks related to our proprietary technology and processes, please see “Risk Factors—Risks Relating to Our Intellectual Property.”

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

Suppliers

We currently rely on, and expect to continue to rely on, contract manufacturers to produce sufficient quantities of our product candidates for use in our clinical trials. With the exception of PF708 for which we have granted Alvogen the exclusive rights to commercialize for select territories, we intend to rely on third parties to manufacture any products that we may commercialize in the future. We have established an internal pharmaceutical development group to develop manufacturing methods for our product candidates, to optimize manufacturing processes, and to select and transfer these manufacturing technologies to our suppliers. We contract with multiple manufacturers to ensure adequate product supply and to mitigate risk.

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

Manufacturing

We do not own or operate facilities for cGMP manufacturing of any products. Although we intend to rely on Alvogen, our collaboration partners, and contract manufacturers, we have personnel with experience in the development of United States and European Union cGMP-compliant processes and management of Contract Manufacturing Organizations (CMOs), to oversee the technology transfer to the manufacturers of PF708, Px563L and other product candidates that we may develop. For example, we are currently working with Alvogen to transfer the manufacturing of PF708. Our manufacturing processes employ standard equipment common to CMOs. Our processes also use common and widely available materials, and our well-established manufacturing procedures are robust, scalable, and readily transferable to support our clinical development programs and commercialization of our products. We believe that there are alternate sources of supply that can satisfy our clinical and commercial requirements, although we cannot be certain that identifying and establishing relationships with such sources, if necessary, would not result in significant delay or material additional costs. For a discussion of risks related to our sources and availability of supplies, see “Risk Factors—Risks Relating to our Reliance on Third Parties—We rely on third-party suppliers, Alvogen, and other collaboration partners, and in some instances a single third-party supplier, for the manufacture and supply of certain materials in our protein production services, and these suppliers could cease to manufacture the materials, go out of business or otherwise not perform as anticipated.”

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

Protein Production

Utilizing our Pfēnex Expression Technology®, we provide protein production and process development services to third parties on a fee for service basis in support of the development of novel biopharmaceuticals. Pursuant to a license agreement, the third-party licenses a production strain from us and then pays us an up-front payment, milestone payments based upon clinical progression and regulatory filings, and a royalty based on product net sales. Our protein production efforts enable us to maximize the utilization of our Pfēnex Expression Technology ®, expand our institutional knowledge and generate revenue.

Seasonality

Our revenues are not seasonal in nature.

U.S. Government Contracts

Revenue from U.S. Government Contracts varies by year. A portion of our government business is subject to renegotiation of profits or termination of contracts or subcontracts at the election of the U.S. Government. In addition to contract terms, we must comply with procurement laws and regulations relating to the formation, administration, and performance of U.S. Government contracts. Failure to comply with these laws and regulations could lead to the termination of contracts at the election of the government or the suspension or debarment from U.S. Government contracting or subcontracting. U.S. Government revenue as a percentage of our total revenue was approximately 32%, 20% and 10% for fiscal years 2018, 2017 and 2016, respectively. For further discussion of risks related to government contracting, see the discussion in Item 1A, “Risk Factors” in this Form 10-K.

Employees

We believe that our success will depend greatly on our ability to identify, attract and retain capable employees. As of December 31, 2018, we had 71 employees, including a total of 14 employees who hold Ph.D. degrees. Our employees are not represented by any collective bargaining unit, and we believe our relations with our employees are good.

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

We webcast our earnings calls and certain events we participate in or host with members of the investment community on our investor relations page of our website. Corporate governance information, including our board committee charters, code of ethics and conduct, and corporate governance principles, is also available on our investor relations page of our website located at http://pfenex.investorroom.com/
corporate-governance. In addition, we use our website (http://www.pfenex.com), our investor relations website (http://pfenex.investorroom.com), press releases, SEC filings, public conference calls, corporate Twitter account (https://twitter.com/pfenex), Facebookpage (https://www.facebook.com
/Pfenex-Inc-105908276167776/timeline), and LinkedIn page (https://www.linkedin.com/company/pfenex-inc) in order to achieve broad, non-exclusionary distribution of information to the public. We encourage our investors and others to review the information we make public in these locations as such information could be deemed to be material information. Please note that this list may be updated from time to time.

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

Executive Officers

The following table identifies certain information about our executive officers as of March 2, 2019.

Name	Age	Position
Evert B. Schimmelpennink	47	Chief Executive Officer, President and Secretary
Susan A. Knudson	55	Chief Financial Officer
Patrick K. Lucy	51	Chief Business Officer
Dr. Shawn A. Scranton	55	Chief Operating Officer

Evert B. Schimmelpennink has served as our Chief Executive Officer, President and Secretary since August 2017. Prior to his appointment, Mr. Schimmelpennink served as the Chief Executive Officer of Alvotech, a biosimilar development company from 2015 to July 2017. From September 2015 to November 2015, Mr. Schimmelpennink served as Vice President—Global Sterile Injectables of Pfizer Inc., a pharmaceutical company. Prior to that, Mr. Schimmelpennink served as Vice President—Global Generics from 2012 to 2015 and Director of Specialty Injectable Pharma Marketing EMEA & Director of Distributor Operations EMEA from 2011 to 2012 of Hospira, Inc., a pharmaceutical company. From 2002 to 2011, Mr. Schimmelpennink held various roles at Synthon BV, a generics medicine company, including Vice President Marketing and Sales from 2008 to 2011. From 1997 to 2002 he held various roles with Numico NV, a Dutch maker of baby foods and nutritional bars and shakes, including International Product Manager from 2000 to 2002 and Researcher Product Development from 1999 to 2000. Prior to Numico, Mr. Schimmelpennink served as a vaccine technologist at the Dutch National Institute for Public Health and the Environment from 1998 to 1999. Mr. Schimmelpennink received a Masters in bioprocess engineering from the Wageningen University in the Netherlands. The board of directors believes Mr. Schimmelpennink is qualified to serve as a director because of his extensive knowledge of our industry and his prior and current experience as a senior officer of healthcare companies.

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

Patrick K. Lucy has served as our Chief Business Officer since 2014. Mr. Lucy also served as our Interim Chief Executive Officer, President and Secretary from January 2017 to August 2017, when Mr. Schimmelpennink was appointed to those roles. Mr. Lucy previously served as our Vice President of Business Development and Marketing between 2009 and 2014. Prior to joining us, Mr. Lucy held the position of Director of Business Development at DowPharma, a business within The Dow Chemical Company, a chemicals manufacturer, from 2002 to 2009. From 1999 to 2002, he held the position of Director of Business Development at Collaborative BioAlliance, Inc., a biotechnology company, which was acquired by The Dow Chemical Company. From 1998 to 1999, Mr. Lucy worked as a Validation Manager and Capital Project Manager and from 1996 to 1998, as a Quality Control Biochemistry Supervisor at Lonza Biologics Inc., a chemicals and biotechnology company. From 1991 to 1996, Mr. Lucy held various positions at Repligen Corporation, a life sciences company. Mr. Lucy holds a Bachelor’s degree in Biology from Villanova University.

Dr. Shawn A. Scranton has served as our Chief Operating Officer since October 2018. He previously served as Chief Scientific Consultant for Sentynl Therapeutics, Inc. a wholly owned subsidiarity of Zydus-Cadila, a pharmaceutical company, from 2017 to 2018. From 2015 to 2017, Dr. Scranton served as Senior Vice President,

Chief Scientific Officer at Sentynl Therapeutics, Inc., a pharmaceutical company. Prior to Sentynl, Dr. Scranton served as Consultant, Managing Director at Strategic Therapeutic Solutions, LLC, a pharmaceutical consulting company, and from 2007 to 2012, Dr. Scranton served as VP, Scientific Operations at Victory Pharma, Inc., a specialty pharmaceutical company. Dr. Scranton served as Sr. Director of Translational Medicine at Kalypsys, Inc., a pharmaceutical company, from 2005 to 2007, and as Director of Clinical Research/Program Director at Salmedix Corporation, a drug development company, from 2001 to 2005. From 1998 to 2000, Dr. Scranton served as Senior Clinical Research Scientist, Clinical Development at Dura Pharmaceuticals, Inc., a pharmaceutical company. Dr. Scranton holds a Doctor of Pharmacy from the University of the Pacific School of Pharmacy (1994) and a B.A. in Animal Physiology from the University of California, San Diego (1988).

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

With the exception of two years, we have incurred annual net operating losses since inception, and to date have generated only limited revenue from government contracts, service agreements, collaboration agreements, and reagent protein product sales. We have recognized net losses of $39.6 million and $25.7 million for the years ended December 31, 2018 and 2017, respectively, and net income of $5.5 million for the year ended December 2016. As of December 31, 2018, we had an accumulated deficit of $201.3 million and net working capital of $46.2 million. To date, we have funded our operations primarily through the sale and issuance of common stock in our public offerings, revenue from our collaboration agreements, government contracts, service agreements, and reagent protein product sales, our prior credit facility and the private placement of equity securities. As of December 31, 2018, we had capital resources consisting of cash and cash equivalents of $56.2 million. As we continue to develop and invest more resources into the development and commercialization of our product candidates, our net operating losses will increase over the next several years. To become profitable, we must successfully develop and obtain regulatory approval for our product candidates, and effectively manufacture and commercialize the product candidates we develop. We submitted our NDA for PF708 on December 10, 2018 and the FDA accepted our submission for substantive review in February 2019. If we obtain regulatory approval to market PF708, or any other product candidate, our future revenue will depend upon the size of any markets in which PF708, or such other product candidate may receive approval, and our and our collaboration partners’ ability to achieve sufficient market acceptance, pricing, reimbursement from third-party payors, and adequate market share for our product candidates in those markets. We and our collaboration partners may never succeed in these activities and therefore may never generate revenue that is significant or large enough to achieve profitability. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to become and remain profitable could depress the market price of our common stock and could impair our ability to raise capital, expand our business, diversify our product offerings or continue our operations.

We will require substantial additional funds to seek and obtain regulatory approval for and commercialize our product candidates and, if additional capital is not available, we may need to limit, scale back or cease our operations.

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

We believe that our available cash and cash equivalents, including the proceeds from any revenue from our government contracts, service agreements, collaboration agreement, and reagent protein product sales, will be sufficient to meet our anticipated cash needs for at least the next twelve months. We believe we have sufficient cash resources to fund all necessary activities leading up to and including meeting our obligations to contractually support our partner on the potential commercial launch of PF708 in the United States as early as the fourth quarter of 2019, subject to FDA approval of the new drug application and other factors. However, changing circumstances and risks and uncertainties associated with our product development efforts may cause us to consume capital significantly faster than we currently anticipate, and we may need to spend more money than currently expected. Our future capital requirements may vary depending on the following:

•	the timing and extent of spending on our research and development efforts, including with respect to PF708 and our other product candidates;

•	our ability to enter into and maintain collaboration, licensing, commercialization and other arrangements and the terms and timing of such arrangements;

•	the cost of manufacturing and commercialization activities, if any;

•	the receipt of any collaboration or milestone payments;

•	the scope, rate of progress, results and FDA acceptance of the results, and cost of our clinical trials, preclinical testing and other related activities for our product candidates;

•	the emergence of competing technologies or other adverse market developments;

•	the time and costs involved in seeking and obtaining regulatory and marketing approvals in multiple jurisdictions for our product candidates that successfully complete clinical trials;

•	the cost of preparing, filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights;

•	the introduction of new product candidates and the number and characteristics of product candidates that we pursue;

•	the timing, receipt and amount of sales, profit sharing or royalties, if any, from our potential products;

•	if approved, the degree and rate of market acceptance of any products launched by us or our collaboration partners;

•	the expansion of our sales and marketing activities; and

•	the potential acquisition and in-licensing of other technologies, products or assets.

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

We will need to raise additional capital to fund our operations in the near future. If we seek additional funding in the future, additional funds may not be available to us on acceptable terms or at all. We may seek to raise additional funds through equity, equity-linked or debt financings. If we raise additional funds through the incurrence of indebtedness, such indebtedness would have rights that are senior to holders of our equity securities and could contain covenants that restrict our operations. We have a sales agreement in place with William Blair to sell up to $20.0 million worth of shares of our common stock, from time to time, through an “at the market” equity offering program under which William Blair will act as sales agent. As of December 31, 2018, $20.0 million worth of shares of our common stock remained available for sale under the “at the market” equity offering program. Any additional equity financing may be dilutive to our stockholders. If we are unable to obtain funding on a timely basis, we may be required to significantly curtail the advancement of one or more of our product candidates. We also could be required to seek funds through arrangements with collaboration partners or others that may require us to relinquish rights to some of our technologies or product candidates which we would otherwise pursue on our own.

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

Our success depends in part on our continued ability to attract, integrate, retain, and motivate highly qualified management, clinical and scientific personnel, including our ability to develop an effective working relationship among senior management. Our senior management has substantially changed since the beginning of the last two fiscal years, including, for example, the departures of our former chief executive officer, Bertrand Liang, former chief financial officer, Paul Wagner, former chief manufacturing officer, Steven Sandoval in 2017 and former chief medical and scientific officer, Hubert Chen, in 2018. Dr. Chen continues to support the Company as an advisor. We have a new president and chief executive officer, Eef Schimmelpennink, who started in August 2017, a new chief financial officer, Susan Knudson, who started in February 2018, and a new chief operating officer, Dr. Shawn Scranton who started in October 2018.

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

If an improved version of a reference product or reference listed drug, such as Forteo, is developed, or if the market for a reference product or reference listed drug significantly declines, sales or potential sales of our therapeutic equivalent product candidates may suffer.

Reference product or reference listed drug (“originator”) sponsor companies may develop improved versions as part of a life cycle extension strategy and may obtain regulatory approval of the improved version under a supplemental biologics license application (BLA) or NDA. If an originator sponsor company succeeds in obtaining an approval of an improved product, it may capture a significant share of the collective market and significantly reduce the market for the reference product/reference listed drug, and thereby the potential size of the market for our therapeutic equivalent product candidates. In addition, the improved product may be protected by additional patent rights.

Additionally, competition in the pharmaceutical market is intense. Reference products/reference listed drugs face competition on numerous fronts as technological advances are made that may offer patients a more convenient form of administration or increased efficacy, or as new products are introduced. As new products are approved that compete with the reference product/reference listed drug for our therapeutic equivalent product candidates, such as Forteo, sales may be significantly and adversely impacted and may render the originator obsolete. If the market for the originator is impacted, we in turn may lose significant market share or market potential for our products and product candidates. As a result, the value of our product pipeline could be negatively impacted and our business, prospects and financial condition could suffer.

Our product candidates, if approved, will face significant competition from the reference products and from other therapeutic equivalent products of the reference products, and from other products. Our or our collaboration partners’ failure to effectively compete may prevent us from achieving significant market penetration and expansion.

We and our collaboration partners expect to enter highly competitive pharmaceutical markets. Successful competitors in the pharmaceutical market have the ability to effectively discover, obtain patents, develop, test and obtain regulatory approvals for products, as well as the ability to effectively commercialize, market and promote approved products, including communicating the effectiveness, safety and value of products to consumers and medical professionals. Numerous companies, universities, and other research institutions are engaged in developing, patenting, manufacturing and marketing of products competitive with those that we are developing. For example, in April 2017, the FDA approved Radius Health’s TYMLOS®, and Amgen and UCB are developing Evenity (romosozumab), which is expected to be approved by the FDA in the second half of 2019, each of which could potentially compete with PF708. Many of these potential competitors, such as Amgen Inc., Eli Lilly and Company, Teva Pharmaceutical Industries Limited, Emergent BioSolutions Inc., and Radius Health are large, experienced companies that enjoy significant competitive advantages, such as substantially greater financial, research and development, manufacturing, personnel and marketing resources. Recent and potential future merger and acquisition activity in the biotechnology and pharmaceutical industries is likely to result in even more resources being concentrated among a smaller number of our competitors. These companies also maintain greater brand recognition and more experience and expertise in undertaking preclinical testing and clinical trials of product candidates and obtaining the FDA and other regulatory approvals of products. Established pharmaceutical companies may also invest heavily to accelerate discovery and development of novel compounds that could make our product candidates obsolete.

In addition, our therapeutic equivalent and vaccine products may face competition from companies that develop and commercialize products that compete directly with our products. See “Risks Related to Government Regulation—If other therapeutic equivalent or generic products to Forteo are approved and successfully commercialized before PF708, our business would suffer.”

Use of our product candidates could be associated with side effects or adverse events.

Use of our product candidates could be associated with side effects or adverse events which can vary in severity (from minor reactions to death) and frequency (infrequent or prevalent). Side effects or adverse events associated with the use of our product candidates may be observed at any time, including in clinical trials or when a product is commercialized, and any such side effects or adverse events may negatively affect our and our collaboration partners’ ability to obtain and maintain regulatory approval or market our product candidates. Side effects such as toxicity or other safety issues associated with the use of our product candidates could require us or our collaboration partners to perform additional studies or halt development or sale of these product candidates or expose us or our collaboration partners to product liability lawsuits which would harm our business. We or our collaboration partners may be required by regulatory agencies to conduct additional animal or human studies regarding the safety and efficacy of our product candidates which were not planned or anticipated. We or our collaborators may also be required to change our product labeling, including increasing the prominence and content of warnings and contraindications for our products. The FDA could require us or our collaboration partners to develop a Risk Evaluation and Mitigation Strategy (REMS) for such product or, if a REMS is already in place, to incorporate additional requirements under the REMS, and foreign regulatory authorities may require similar risk management strategies. There can be no assurance that we or our collaboration partners will resolve any issues related to any product-related adverse events to the satisfaction of the FDA or any regulatory agency in a timely manner or ever, which could harm our business, prospects and financial condition.

In addition, if we and our collaboration partners are successful in commercializing PF708, Px563L, RPA563 or any other product candidates, the FDA, European Medicines Agency (EMA), competent authorities of the Member States of the European Economic Area (EEA), and other foreign regulatory agency regulations require that the application holder timely report certain information about adverse medical events. We or our collaboration partners may fail to report adverse events we become aware of within the prescribed timeframe. We or our collaboration partners may also fail to appreciate that we or our collaboration partners have become aware of a reportable adverse event, especially if it is not reported to us as an adverse event or if it is an adverse event that is unexpected or removed in time from the use of our products. If we or our collaboration partners fail to comply with our reporting obligations, the FDA, the EMA, competent authorities of the Member States of the EEA, or other foreign regulatory agencies could take action including criminal prosecution, the imposition of civil monetary penalties, seizure of our products, or delay in approval or clearance of our products.

We currently rely on a limited number of third parties for a substantial portion of our revenue. The loss of or a change in any of these third parties, including its creditworthiness, could materially reduce our revenue and adversely impact our financial position.

Two third-parties accounted for more than 10% of our 2018 and 2017 revenue and one third party accounted for more than 10% of our 2016 revenue. Jazz and BARDA each accounted for more than 10% of our revenue in 2018 and 2017, and Pfizer accounted for more than 10% of our 2016 revenue. We have also entered into agreements with Alvogen and NT Pharma to develop and commercialize PF708. The prospects for PF708 depend on the expertise, development and commercial skills, and financial strength of Alvogen and NT Pharma.

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

To commercialize PF708, we have entered into collaboration agreements with Alvogen and NT Pharma and the prospects for PF708 depend on the expertise, development and commercial skills, and financial strength of Alvogen and NT Pharma. Under the Alvogen agreements, Alvogen has the exclusive right to commercialize and manufacture PF708 in the United States, European Union, Middle East, North Africa, and the rest of the world not covered by the NT Pharma territory. Under the NT Pharma agreement, we granted an exclusive license to NT Pharma to commercialize PF708 in certain Asian countries and a non-exclusive license to conduct development activities in such territories with respect to PF708. For Px563L, RPA563, and our other product candidates, if approved, we will need to identify potential sales, marketing and distribution partners or establish our own internal sales force. In the future, we may choose to collaborate with other third parties that have direct sales forces and established distribution systems, either to augment our own sales force or in lieu of our own sales force. If we are unable to enter into such arrangements on acceptable terms or at all, we may not be able to successfully commercialize our product candidates. If we are not successful in commercializing our product candidates, either on our own or through collaborations with one or more third parties, our future product revenue will suffer and we would incur significant additional losses.

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

As of December 31, 2018, we had 71 full-time employees, including a total of 14 employees who hold Ph.D. degrees. Our management and personnel, systems and facilities currently in place may not be adequate to support this future growth. Therefore, we will need to continue to expand our managerial, operational, finance and other resources to manage our operations and clinical trials, continue our development activities and commercialize our product candidates, if approved. In order to effectively execute our growth strategy, we will be required to:

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

Risks Relating to our Reliance on Third Parties

We rely on Alvogen, our collaboration partners, and other third parties, and in some cases a single third party, to manufacture commercial, nonclinical and clinical supplies of our product candidates, supply key materials to manufacture our product candidates, and to store critical components of our product candidates for us. Our business could be harmed if those third parties fail to provide us with sufficient quantities of product candidates, or fail to do so at acceptable quality levels or prices.

We do not currently have the infrastructure or capability internally to manufacture supplies of our product candidates for use in clinical studies, and we lack the resources and the capability to manufacture any of our product candidates on a clinical or commercial scale. We rely on Alvogen, our collaboration partners, and other third-party manufacturers, including with respect to PF708, to manufacture our product candidates for preclinical and clinical studies, and potential commercial supply. Successfully transferring complicated manufacturing techniques to manufacturing organizations and scaling up these techniques for commercial quantities will be time consuming and we may not be able to achieve such transfer. For example, we are currently transferring manufacturing techniques related to PF708 to Alvogen. Moreover, the market for contract manufacturing services for protein therapeutics is highly cyclical, with periods of relatively abundant capacity alternating with periods in which there is little available capacity. If our need for contract manufacturing services increases during a period of industry-wide production capacity shortage, we may not be able to produce our product candidates on a timely basis or on commercially viable terms. Although we generally do not begin a clinical study unless we believe we have a sufficient supply of a product candidate to complete such study, any significant delay or discontinuation in the supply of a product candidate for an ongoing clinical study due to the need to replace a third-party manufacturer could considerably delay completion of our clinical studies, product testing, and potential regulatory approval of our product candidates, which could harm our business and results of operations.

Reliance on Alvogen, our collaboration partners, and other third-party manufacturers entails additional risks, including reliance on the third party for regulatory compliance and quality assurance, the possible breach of the manufacturing agreement by the third party, and the possible termination or nonrenewal of the agreement by the third party at a time that is costly or inconvenient for us. In addition, Alvogen, our collaboration partners, and other third-party manufacturers may not be able to comply with cGMP, or similar regulatory requirements outside the United States. Our failure, or the failure of Alvogen, our collaboration partners, or other third-party manufacturers, to comply with applicable regulations could result in sanctions being imposed on us, including fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of products, operating restrictions, untitled or warning letters, suspension of ongoing clinical trials, refusal to approve pending applications or supplemental applications, and criminal prosecutions, any of which could significantly and adversely affect supplies of our product candidates or any other product candidates or products that we may develop. Any failure or refusal to supply the components for our product candidates that are being developed could delay, prevent or impair clinical development or commercialization efforts. If our manufacturers were to breach or terminate their manufacturing arrangements with us, the development or commercialization of the affected products or product candidates could be delayed, which could have an adverse effect on our business. Any change in our manufacturers could be costly because the commercial terms of any new arrangement could be less favorable and because the expenses relating to the transfer of necessary technology and processes could be significant.

If PF708 or any of our other product candidates are approved, in order to produce the quantities necessary to meet anticipated market demand, Alvogen or any manufacturer that we and our collaboration partners engage may need to increase manufacturing capacity. If we, Alvogen, our collaboration partners, or our manufacturers are unable to produce PF708 or any of our product candidates in sufficient quantities to meet the requirements for the launch of these products or to meet future demand, our revenue and gross margins could be adversely affected. Although we currently believe that we, Alvogen, our collaboration partners, and our manufacturers will not have any material supply issues, we cannot be certain that we will be able to obtain long-term supply arrangements for PF708 or any of our other product candidates or materials used to produce such product candidate on acceptable terms, if at all. If we, Alvogen, or our collaboration partners are unable to arrange for manufacturing, either through a third party or Alvogen, or to do so on commercially reasonable terms, we may not be able to complete development of or market PF708 or any of our other product candidates.

Any significant disruption in our supplier relationships could harm our business. We source key materials from third parties, either directly through agreements with suppliers or indirectly through our manufacturers who have agreements with suppliers. There are a small number of suppliers for certain capital equipment and key materials that are used to manufacture our product candidates. Such suppliers may not sell these key materials to our manufacturers at the times we need them or on commercially reasonable terms. We do not have any control over the process or timing of the acquisition of these key materials by our manufacturers. Any significant delay in the supply of a product candidate or its key materials for an ongoing clinical study could considerably delay completion of our clinical studies, product testing and potential regulatory approval of our product candidate. If Alvogen, our manufacturers, collaboration partners, or we are unable to purchase these key materials for our product candidates after regulatory approval, the commercial launch of our product candidates could be delayed or there could be a shortage in supply, which would impair our ability to generate revenues from the sale of our product candidates.

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

We have no experience manufacturing our product candidates on a large clinical or commercial scale and have no manufacturing facility. We are dependent on Alvogen for the manufacture and supply of PF708.

We do not own or operate facilities for the manufacture of any of our product candidates, including PF708. We currently have no plans to build our own clinical or commercial scale manufacturing capabilities. For PF708, we currently rely on Alvogen to manufacture PF708. To meet our projected increased needs for supplies of our product candidates to support our activities through regulatory approval and commercial manufacturing, Alvogen and the CMOs with whom we currently work will need to increase the scale of production. In addition, the CMO on which we principally rely has limited experience manufacturing products on a commercial scale.

Reliance on Alvogen and third-party manufacturers entails risks to which we would not be subject if we manufactured product candidates or products ourselves, including reliance on Alvogen or the third-party for regulatory compliance and quality assurance, the possibility of breach of the manufacturing agreement by Alvogen or the third-party because of factors beyond our control, including a failure to manufacture any products we may eventually commercialize in accordance with our specifications, and the possibility of termination or nonrenewal of the agreement by the third-party, based on its own business priorities, at a time that is costly or damaging to us. In addition, the FDA and other regulatory authorities require that any products that we may eventually commercialize be manufactured according to cGMPs and similar foreign standards. Any failure by Alvogen or our third-party manufacturers to comply with cGMPs or failure to scale up manufacturing processes, including any failure to deliver sufficient quantities of product candidates in a timely manner, could lead to delay in, or failure to obtain, regulatory approval of our product candidates. In addition, failure to comply with cGMPs could be the basis for the FDA to issue a warning letter, withdraw approvals for product candidates previously granted to us, or take other regulatory or legal action, including recall or seizure of outside supplies of the product candidate, total or partial suspension of production, suspension of on-going clinical trials, refusal to approve pending applications or supplemental applications, detention of product, refusal to permit the import or export of products, injunction, or imposing civil and criminal penalties.

If we receive FDA approval for PF708, Alvogen will be obligated to use diligent efforts to continue to develop, manufacture and commercialize PF708 in the United States at Alvogen’s cost and expense. Before PF708 can be approved, the manufacturing facilities for both the active pharmaceutical ingredient, or API, and finished pharmaceutical product, will be inspected by the FDA for compliance with cGMPs. If Alvogen or the third-party manufacturers fail to pass these preapproval inspections, our NDA will not be approved or will be significantly delayed until compliance can be demonstrated. We and Alvogen have not yet identified alternate suppliers for PF708, nor have we identified alternate suppliers for any other product candidate, in the event the current CMOs we utilize are unable to scale to commercial production, pass required preapproval inspections, or if we otherwise experience any problems with them. Although we believe alternative third-party suppliers with the necessary manufacturing and regulatory expertise and facilities exist, it would be expensive and take a significant amount of time to arrange for, and qualify, alternative suppliers. Furthermore, if we or Alvogen are required to identify, qualify and contract with new manufacturing suppliers of PF708, we and Alvogen would need to demonstrate to the satisfaction of the FDA in a bridging study that any new supply of PF708 is substantially the same as the PF708 used in our clinical trials. Any bridging study may require further clinical testing, including testing in patients. We cannot assure you that we can arrange for alternative third-party manufacturing sources for PF708, or any other product candidate, on commercially reasonable terms or in a timely manner, or that such manufacturers will be capable of manufacturing PF708, or any other product candidate, in compliance with cGMPs and to FDA’s satisfaction.

Any significant disruption in our supplier relationships could harm our business. Any significant delay in the supply of a product candidate or its key materials for an ongoing clinical study could considerably delay completion of our clinical studies, product testing and potential regulatory approval of our product candidates. If Alvogen, our manufacturers or we are unable to purchase these key materials after regulatory approval has been obtained for PF708 or our other product candidates, the commercial launch of PF708 or our other product candidates would be delayed or there would be a shortage in supply, which would impair our ability to generate revenues from the sale of PF708 or our other product candidates.

We are substantially dependent on the expertise of Alvogen, Jazz, and NT Pharma to develop and commercialize certain product candidates. If we fail to maintain our current strategic relationship with Alvogen, Jazz, NT Pharma, or with any future collaboration partner, our business, commercialization prospects and financial condition may be materially adversely affected.

Because we have limited or no capabilities for late-stage product development, manufacturing, sales, marketing and distribution, we may need to enter into alliances with other companies to develop our product candidates. For example, to commercialize PF708, we have entered into collaboration agreements with Alvogen and NT Pharma and the prospects for PF708 depend in part on the expertise, development and commercial skills, and financial strength of Alvogen and NT Pharma. Under the Alvogen agreement, Alvogen has the exclusive right to commercialize and manufacture PF708 in the United States, European Union, Middle East, North Africa, and the rest of the world not covered by the NT Pharma agreement. Under the NT Pharma agreement, we granted an exclusive license to NT Pharma to commercialize PF708 in certain Asian countries and a non-exclusive license to conduct development activities in such territories with respect to PF708. In addition, we entered into an agreement with Jazz, pursuant to which we have transferred the development, manufacturing and commercialization of certain product candidates.

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

The prospects for the product candidates developed under this collaboration depend on the expertise, development and commercial skills, and financial strength of Alvogen, Jazz, and NT Pharma. Our collaborations with Alvogen, Jazz, NT Pharma or any future collaboration partner may not be successful, and we may not realize the expected benefits from such collaborations, due to a number of important factors, including but not limited to the following:

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

We are a party to, and continue to seek additional, collaboration arrangements with other pharmaceutical companies for the development and/or commercialization of our current and future product candidates. In such alliances, we would expect our collaboration partners to provide substantial capabilities in clinical development, manufacturing, regulatory affairs, sales and marketing, both in the United States and internationally. For example, to commercialize PF708, we have entered into collaboration agreements with Alvogen and NT Pharma and the prospects for PF708 depend in part on the expertise, development and commercial skills, and financial strength of Alvogen and NT Pharma. Under the Alvogen agreement, Alvogen has the exclusive right to commercialize and manufacture PF708 in the United States, European Union, Middle East, North Africa, and the rest of the world not covered by the NT Pharma agreement. Under the NT Pharma agreement, we granted an exclusive license to NT Pharma to commercialize PF708 in certain Asian countries and a non-exclusive license to conduct development activities in such territories with respect to PF708.

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

We rely on third-party suppliers for our protein production services and in some instances a single third-party supplier, for the manufacture and supply of certain materials. We currently rely, and expect to continue to rely, on a single-source supplier for the manufacture and supply of CRM197. To meet these demands, our supplier is in the process of increasing production capacity, and we also have established a repository in the United States that is capable of storing a safety stock of CRM197 and the CRM197 cell bank. Furthermore, we have taken steps to identify alternate sources of supply sufficient to support future needs; however, there may be delays in switching to these alternative suppliers if our contract with primary sources are terminated without notice. Regardless of the foregoing alternative measures, we cannot guarantee that we will have an adequate supply of CRM197. If we are unable to secure adequate quantities of CRM197 from our primary supplier, from potential secondary suppliers or from our safety stock, we may be required to identify additional suppliers. If we are required to engage additional suppliers, we may not be able to enter into an alternative supply arrangement on commercially reasonable terms, or at all. Even if we are able to identify additional suppliers and enter into agreements on commercially reasonable terms, we may incur delays associated with identifying and qualifying additional suppliers and negotiating the terms of any supply contracts. These delays could adversely impact our business and negatively affect profitability of our protein production services.

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

Applications for our product candidates could fail to receive regulatory approval or their regulatory approval could be delayed for many reasons, including but not limited to the following:

•

the data collected from clinical studies of our product candidates may not be sufficient to support the submission of a Biologics License Application (BLA) under the section 351(a) pathway of the PHSA; an NDA under the section 505(b)(2) of the Food, Drug, and Cosmetic Act; a BLA for a biosimilar product application under the section 351(k) pathway of the PHSA, a marketing authorization under Article 6 of Regulations (EC) No. 726/2004 and/or Article 8(3), 10(1), 10(3) or 10a of Directive 2001/83/EC in the EEA, a biosimilar marketing authorization under Article 6 of Regulation (EC) No. 726/2004 and/or Article 10(4) of Directive 2001/83/EC in the EEA, or other submission or to obtain regulatory approval in the United States, the EEA, or elsewhere;

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

Our most advanced product development program is PF708. The top-line results announced in May 2018 of our Study PF708-301, which we have submitted to FDA in support of our application for regulatory approval, showed comparable overall profiles between PF708 and Forteo after 24 weeks of daily injection in osteoporosis patients. The primary end point for Study PF708-301 is anti-drug anti-body formation after 24 weeks of drug treatment. The secondary end points are changes in bone mineral density and bone turnover markers after 24 weeks of drug treatment, as well as PK parameters for up to 4 hours after the first dose. FDA has indicated that if the outcome of the immunogenicity primary end point is not sufficiently positive, 12-month data bone mineral density data may be necessary to support regulatory approval of PF708, which would add time, expense, and uncertainty to the development of PF708. We cannot provide assurances that immunogenicity data generated in Study 708-301, even if successful, will not require us to generate additional bone mineral density data to support the submission or approval of an NDA, or that submission of such additional data will ultimately result in approval.

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

Under Section 505(b)(2) of the FFDCA a pharmaceutical manufacturer may file an NDA that relies on studies not conducted by the applicant and for which the applicant has not obtained a right of reference as part of the data demonstrating the product’s safety and effectiveness. Often, this is done by relying on FDA’s previous approval of a product to which the proposed drug is similar (but for which there are differences that preclude an ANDA). Among other things, this kind of reliance, avoids unnecessary duplication of studies already performed on a previously approved (“reference” or “listed”) drug. We are pursuing a Section 505(b)(2) regulatory strategy for our PF708 product candidate and our NDA references Forteo (teriparatide), marketed by Eli Lilly for the treatment of osteoporosis, as our listed drug. It is possible that for one reason or another, we will not be able to establish that our PF708 product candidate is suitable for approval under the Section 505(b)(2) framework. In addition, to the extent we rely on certain data and information that was submitted to the FDA related to the safety of Forteo, the FDA will likely require any approved labeling for PF708 to include certain safety information that is included in the Forteo label, including contraindications, warnings, precautions and other safety information.

In addition, in the 505(b)(2) NDA for PF708 a Paragraph IV certification with regard to one of the patents listed in the Orange Book for Forteo. If within 45 days of the Paragraph IV notice, a lawsuit is filed alleging patent infringement, the FDA is prohibited from approving the 505(b)(2) NDA for 30 months (or a shorter period if the patent expires or there are certain settlements or judicial decisions in the patent litigation). It is possible that litigation will not be brought, or if brought will be resolved in less than 30 months, but if we are sued and the case is not resolved, we could face a delay in the launch of PF708, if it is approved. Additionally, non-patent exclusivity provisions under the FFDCA, such as NCE exclusivity, can delay the submission or the approval of a 505(b)(2) application or an ANDA. However, we do not expect that PF708 will be subject to such exclusivity as all relevant exclusivity periods for the listed drug, Forteo, have expired.

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

The development, manufacture and commercialization of therapeutic equivalent and vaccine products pose unique risks, and our failure to successfully introduce therapeutic equivalent and vaccine products could have a negative impact on our business and future operating results.

We are actively working to develop multiple therapeutic equivalent products and vaccines, including our most advanced product candidates, PF708, Px563L, and RPA563. The cost to develop each biosimilar, proposed therapeutic equivalent drug, and vaccine product candidate could vary significantly and is highly dependent on the specific compound and the amount and type of clinical work that will be necessary for regulatory approval. There can be no assurance that our clinical work will be successful, or that regulatory authorities will not require additional clinical development beyond that which we have planned. Additionally, we may enter into alliances and collaborations to fund biosimilar and therapeutic equivalent product research and development activities, and the success of any such biosimilar or therapeutic equivalent product program may depend on our ability to realize the benefits under such arrangements. Due to events beyond our control or the risks identified herein, we may be unable to fund all or some of our internal biosimilar, therapeutic equivalent, and vaccine product research and development initiatives, which would have an adverse impact on our strategy and growth initiatives.

We intend to pursue marketing authorization globally when commercially appropriate.

We may rely on the Animal Rule in conducting trials, which could be time consuming and expensive.

To obtain FDA approval for our vaccine candidates Px563L and/or RPA563, we may rely to some extent on adequate safety, and efficacy data from adequate and well-controlled animal studies conducted pursuant to regulations issued by the FDA in 2002, often referred to as the “Animal Rule” And related FDA guidance.

Because the FDA must agree among other things that data derived from animal studies establish that the product is reasonably likely to produce clinical benefit in humans, seeking approval under the Animal Rule may add significant time, complexity and uncertainty to the testing and approval process. The FDA may decide that our data are insufficient for approval and require additional preclinical, clinical or other studies, refuse to approve Px563L and/or RPA563, or place restrictions on our ability to commercialize the products. In addition, products approved under the Animal Rule are subject to additional requirements including post-marketing study requirements, restrictions to ensure safe use (if needed), and labeling requirements to inform patients that the drug’s approval was based on efficacy studies conducted in animals alone.

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

We are developing PF708 under the 505(b)(2) regulatory pathway in the United States. Additionally, we have received guidance from the FDA on requirements for a therapeutic equivalence designation, which may allow automatic substitution for the reference listed drug, depending on health care statutes and policies within each of the 50 states. Even with FDA guidance on the requirements, however, demonstrating therapeutic equivalence may prove difficult, and we may receive regulatory approval without obtaining therapeutic equivalence designation from the FDA, an outcome that could adversely affect our and our collaboration partners’ ability to generate revenue from PF708, if approved.

Changes in funding for the FDA and other government agencies could hinder their ability to hire and retain key leadership and other personnel, or otherwise prevent new products and services from being developed or commercialized in a timely manner, which could negatively impact our business.

The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, ability to hire and retain key personnel and accept the payment of user fees, and statutory, regulatory, and policy changes. Average review times at the agency have fluctuated in recent years as a result. In addition, government funding of other government agencies that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable.

Disruptions at the FDA and other agencies may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years, including for 35 days beginning on December 22, 2018, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA, have had to furlough critical FDA employees and stop critical activities. If a prolonged government shutdown occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

If other therapeutic equivalent or generic products to Forteo are approved and successfully commercialized before PF708, our business would suffer.

Other companies may seek approval to manufacture and market therapeutic equivalent or generic product versions of Forteo. If other therapeutic equivalent or generic product versions of Forteo are approved and successfully commercialized before PF708, we and our collaboration partners may never achieve significant market share for PF708, our revenue would be reduced and, as a result, our business, prospects and financial condition could suffer.

Teva Pharmaceuticals USA, Inc. has submitted an ANDA for a generic version of Forteo, and has settled the subsequent patent lawsuit brought by Eli Lilly alleging infringement of the Orange Book-listed patents for Forteo. The terms of the settlement are not public, but Lilly has said it does not anticipate a generic version of Forteo to be marketed before the second half of 2019, at the earliest. Although to date there is no public information indicating that the Teva ANDA has been approved, it is possible that the Teva generic may be approved and marketed before PF708 is approved and marketed, which could adversely affect our and our collaboration partners’ ability to generate revenue from PF708, if approved.

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

Any regulatory approvals that we and our collaboration partners receive for PF708 or any of our other product candidates may be subject to limitations on the approved indicated uses for which the product may be marketed or on other conditions of approval, or contain requirements for potentially costly post-marketing testing, including Phase 4 trials, and surveillance to monitor the safety and efficacy or the safety, purity, and potency of the product candidate. We and our collaboration partners will be required to promptly report any serious and unexpected adverse events and certain quality or production problems with our products to regulatory authorities, as well as submit other periodic reports. Any new legislation addressing drug or biologic product safety issues could result in delays in product development or commercialization, or increased costs to assure compliance. We and our collaboration partners will have to comply with requirements concerning advertising and promotion for our products. Promotional communications with respect to prescription drug and biologic products are subject to a variety of legal and regulatory restrictions and must be consistent with the information in the product’s approved labeling. As such, we will not be allowed to promote our products for indications or uses for which they do not have approval. The holder of an approved NDA, BLA, 351(k) application or marketing authorization application must submit new or supplemental applications and obtain prior approval for certain changes to the approved product, product labeling, or manufacturing process. We or our collaboration partners, could also be asked to conduct post-marketing clinical studies to verify the safety and efficacy of our products in general or in specific patient subsets. An unsuccessful post-marketing study or failure to complete such a study could result in penalties or other adverse consequences, up to and including potential withdrawal of marketing approval.

If a regulatory agency discovers previously unknown problems with a product, such as adverse events of unanticipated severity or frequency, or problems with the facility where the product is manufactured or disagrees with the promotion, marketing or labeling of a product, or if we or our collaboration partners fail to comply with applicable regulatory requirements, such regulatory agency may impose restrictions on that product or us or our collaboration partners, including requiring withdrawal of the product from the market. If we or our collaboration partners fail to comply with applicable regulatory requirements, a regulatory agency or enforcement authority may subject us to administrative or judicially imposed sanctions or other actions, including, among other things:

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

Any government investigation of alleged violations of law could require us or our collaboration partners to expend significant time and resources in response, and could generate negative publicity. Any failure to comply with ongoing regulatory requirements may significantly and adversely affect our or our collaboration partners’ ability to commercialize and generate revenue from our products. If regulatory sanctions are applied or if regulatory approval is withdrawn, the value of our company and our operating results will be adversely affected.

We or our collaboration partners will also be subject to various health care fraud and abuse laws, including anti-kickback, false claims and fraud laws, and physician payment transparency laws, and any violations by us of such laws could result in fines or other penalties.

Although we currently do not have any products on the market, if PF708 or any of our other product candidates are approved and we or our collaboration partners begin commercialization, we or our collaboration partners will be subject to healthcare regulation and enforcement by the federal government and the states and EEA Member States and other foreign governments in which we conduct our business.

The shifting commercial compliance environment and the need to build and maintain robust and expandable systems to comply with different compliance and/or reporting requirements in multiple jurisdictions increase the possibility that a healthcare company may violate one or more of the requirements. If our or our collaborators’ operations are found to be in violation of any of such laws or any other governmental regulations that apply, we or our collaborators may be subject to penalties, including, without limitation, civil and criminal penalties, damages, fines, the curtailment or restructuring of operations, and exclusion from participation in federal and state healthcare programs, any of which could adversely affect our business and our financial results. Although compliance programs can mitigate the risk of investigation and prosecution for violations of these laws, the risks cannot be entirely eliminated. Any action against us or our collaboration partners for violation of these laws, even if successfully defended against it, could cause us or our collaboration partners to incur significant legal expenses and divert management’s attention from the operation of our business. Moreover, achieving and sustaining compliance with applicable federal and state privacy, security and fraud laws may prove costly.

Also, the U.S. Foreign Corrupt Practices Act and similar worldwide anti-bribery laws generally prohibit companies and their intermediaries from making improper payments to non-U.S. officials for the purpose of obtaining or retaining business. We cannot assure investors that our or our collaborators’ internal control policies and procedures will prevent violations of these laws, or allegations of such violations, which could result in fines, penalties or prosecution and/or otherwise have a negative impact on our business, results of operations and reputation.

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

Legislative or regulatory healthcare reforms in the United States may make it more difficult and costly for us or our collaboration partners to obtain regulatory approval of PF708, Px563L, RPA563 or any other product candidates and to produce, market, and distribute our products after approval is obtained, if any.

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

If efforts by manufacturers of reference products to delay or limit the use of therapeutic equivalent products are successful, sales of therapeutic equivalent products may suffer.

Many manufacturers of reference products have increasingly used legislative, regulatory and other means in attempts to delay regulatory approval of and competition from biosimilars and therapeutic equivalent products. If these or other efforts to delay or block competition are successful, we or our collaboration partners may be unable to sell our therapeutic equivalent product candidates, which could have a material adverse effect on our sales and profitability.

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

In March 2010, the ACA, was enacted with a goal of reducing the cost of healthcare improving quality and expanding access to care. The ACA has substantially changed the way healthcare is financed by both government and private insurers and has significantly affected the pharmaceutical industry. The ACA, among other things, implemented new price reporting requirements for drugs that are inhaled, infused, instilled, implanted or injected, increased the minimum Medicaid rebates owed by manufacturers under the Medicaid Drug Rebate Program and extended the rebate program to individuals enrolled in Medicaid managed care organizations, added new entity types eligible for participation in the Public Health Service’s 340B drug pricing program, established annual fees and taxes on manufacturers of certain prescription drugs, and created a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 50% point-of-sale discounts off negotiated prices of applicable reference product drugs to eligible beneficiaries during their coverage gap period as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D. The Bipartisan Budget Act of 2018 increased such manufacturer point-of-sale discounts in the Medicare Part D coverage gap discount program to 70% effective as of January 1, 2019.

In addition, legislative changes have been proposed and adopted in the U.S. since the ACA was enacted. For example, beginning April 1, 2013, Medicare payments for all items and services, including drugs and biologics, were reduced by 2% per fiscal year under the sequestration required by the Budget Control Act of 2011, as amended by the American Taxpayer Relief Act of 2012. Subsequent legislation extended the 2% reduction to 2027, which went into effect on April 1, 2013 and will stay in effect through 2027 unless additional Congressional action is taken. On January 2, 2013, the American Tax Payer Relief Act of 2012 was signed into law, which, among other things, further reduced Medicare payments to several providers, including hospitals. We expect that additional healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal, state and foreign governments will pay for healthcare products and services, which could result in reduced demand for our products, if approved, or additional pricing pressures. Some of the provisions of the ACA have yet to be fully implemented, and certain provisions have been subject to judicial and Congressional challenges. In addition, there have been efforts by the Trump Administration to repeal or replace certain aspects of the ACA and to alter the implementation of the ACA and related laws. For example, bills affecting the implementation of certain taxes under the ACA have been signed into law. The Tax Cuts and Jobs Act of 2017, or the Tax Act, includes a provision repealing effective January 1, 2019, the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year commonly referred to as the “individual mandate”. On January 22, 2018, President Trump signed a continuing resolution on appropriations for fiscal year 2018 that delayed the implementation of certain ACA-mandated fees, including the so-called “Cadillac” tax on certain high cost employer sponsored insurance plans, the annual fee imposed on certain high cost employer-sponsored insurance plans, the annual fee imposed on certain health insurance providers based on market share and the medical device excise tax on non-exempt medical devices. Additional legislative changes, regulatory changes and judicial challenges related to the ACA remain possible. It is unclear how the ACA and its implementation, as well as efforts to repeal or replace, or invalidate, the ACA, or portions thereof, will affect our business. It is possible such changes or challenges related to the ACA may have an impact on our results of operations and may have a material adverse effect on our results of operations. We cannot predict what other healthcare programs and regulations will ultimately be implemented at the federal or state level or the effect of any future legislation or regulation in the United States may have on our business.

If we successfully commercialize any of our products, we or our collaboration partners may participate in the Medicaid Drug Rebate program. Participation is required for federal funds to be available for our covered outpatient drugs under Medicaid and, if applicable, Medicare Part B. Under the Medicaid Drug Rebate Program, we or our collaboration partners would be required to pay a rebate to each state Medicaid program for our covered outpatient drugs that are dispensed to Medicaid beneficiaries and paid for by a state Medicaid program as a condition of having federal funds being made available to the states for our drugs under Medicaid and, if applicable, Part B of the Medicare program.

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

In addition, in order to be eligible to have its products paid for with federal funds under the Medicaid and Medicare Part B programs and purchased by certain federal agencies and grantees, a manufacturer also must participate in the U.S. Department of Veterans Affairs, or VA, Federal Supply Schedule, or FSS, pricing program. Under this program, the manufacturer is obligated to make its innovator and single source products available for procurement on an FSS contract and charge a price to four federal agencies, VA, U.S. Department of Defense, or DoD, Public Health Service and U.S. Coast Guard, that is no higher than the statutory Federal Ceiling Price. Moreover, pursuant to regulations issued by the DoD Defense Health Agency to implement

Section 703 of the National Defense Authorization Act for Fiscal Year 2008, manufacturers are required to provide rebates on utilization of their innovator and single source products that are dispensed to TRICARE beneficiaries by TRICARE network retail pharmacies. The requirements under the Medicaid Drug Rebate, 340B, FSS, and TRICARE programs could reduce the revenue we or our collaboration partners may generate from any products that are commercialized in the future and could adversely affect our business and operating results.

If we or our collaboration partners successfully commercialize any of our product candidates and if we or our collaboration partners participate in the Medicaid drug rebate program or other governmental pricing programs, failure to comply with reporting and payment obligations under these programs could result in additional reimbursement requirements, penalties, sanctions, and fines which could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

The Medicaid Drug Rebate Program and other governmental pricing programs require participating manufacturers to report pricing data to various government agencies. Pricing calculations vary among products and programs and include average manufacturer price and best price for the Medicaid Drug Rebate Program, average sales price for certain categories of drugs that are paid under Part B of the Medicare program, and non-federal average manufacturer price for the VA FSS pricing program. If we or our collaborators successfully commercialize any of our products and participate in such governmental pricing programs, we or our collaboration partners will be liable for errors associated with submission of pricing data. That liability could be significant. For example, knowing submission of false average manufacturer price, average sales price, best price, or non-federal average manufacturer price information to the government, or failure to timely submit such information, could result in liability for significant civil monetary penalties. The foregoing also could be grounds for other sanctions, such as termination from the Medicaid Drug Rebate Program.

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

If in the future we and our collaboration partners are not able to demonstrate biosimilarity of our biosimilar product candidates to the satisfaction of regulatory authorities, those partners will not obtain regulatory approval for commercial sale of our biosimilar product candidates and our future results of operations would be adversely affected.

Our future results of operations depend on our future collaboration partners’ ability to obtain regulatory approval for and commercialize our proposed biosimilar products. To obtain regulatory approval for the commercial sale of these product candidates, those partners will be required to demonstrate to the satisfaction of regulatory authorities that, among other things, our proposed biosimilar products are highly similar to biological products already licensed by the FDA pursuant to BLAs, notwithstanding minor differences in clinically inactive components, and that they have no clinically meaningful differences as compared to the marketed biological products in terms of the safety, purity and potency of the products. In the EEA, the similar nature of a biosimilar and a reference product is demonstrated by comprehensive comparability studies covering quality, biological activity, safety and efficacy.

To make a final determination of biosimilarity or interchangeability, regulatory authorities may require additional confirmatory information beyond what our collaboration partners plan to initially submit in applications for approval, such as more in-depth analytical characterization, animal testing, or further clinical studies. Provision of sufficient information for approval may prove difficult and expensive. We cannot predict whether any of our biosimilar product candidates will meet regulatory authority requirements for approval as a biosimilar or interchangeable product. To date, the FDA has not approved a biosimilar product as being interchangeable to the reference drug.

We and our collaboration partners intend to market our products outside of the United States, and we will be subject to the risks of doing business outside of the United States.

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

Our stock is currently traded on NYSE American, but we can provide no assurance that we will be able to maintain an active trading market on NYSE American or any other exchange in the future. The trading volume of our stock tends to be low relative to our total outstanding shares, and we have several stockholders who hold substantial blocks of our stock. As of December 31, 2018, we had 31,467,580 shares of common stock outstanding, and stockholders holding at least 5% of our stock, individually or with affiliated persons or entities, collectively beneficially owned or controlled approximately 43% of such shares. Sales of large numbers of shares by any of our large stockholders could adversely affect our trading price, particularly given our relatively small historic trading volumes. If stockholders holding shares of our common stock sell, indicate an intention to sell, or if it is perceived that they will sell, substantial amounts of their common stock in the public market, the trading price of our common stock could decline.

Since shares of our common stock were sold in our initial public offering in July 2014 at a price of $6.00 per share, our stock price has ranged from $2.07 to $24.41 through December 31, 2018. In addition to the factors discussed in this “Risk Factors” section and elsewhere in this annual report on Form 10-K, factors that may cause volatility in our share price include:

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

As a public company, we are subject to reporting and other obligations under the Securities Exchange Act of 1934, as amended, or the Exchange Act, including the requirements of SOX Section 404, which require annual management assessments of the effectiveness of our internal control over financial reporting. However, our auditors will not be required to formally attest to the effectiveness of our internal control over financial reporting pursuant to SOX Section 404 until we are no longer an emerging growth company if we continue to take advantage of the exemptions available to us through the JOBS Act.

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

We expect to generate a tax net operating loss for 2019. The 2018 net operating loss carryforwards are available to offset future taxable income, if any, until such unused losses expire. Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change,” generally defined as a greater than 50 percentage point change (by value) in its equity ownership by certain stockholders over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards, or NOLs, and other pre-change tax attributes (such as research tax credits) to offset its post-change income or taxes may be limited. We have not analyzed whether we have experienced an ownership change for purposes of Sections 382 and 383 of the Code since 2014. We may have experienced an ownership change in connection with the sale of securities pursuant to a predecessor registration statement or otherwise and we may experience ownership changes in the future as a result of shifts in our stock ownership. We plan to complete a Section 382/383 analysis as of December 31, 2018 to determine if we have had an ownership change. As a result, if or when we earn net taxable income, our ability to use our pre-change NOLs to offset such taxable income may be subject to limitations. Similar provisions of state tax law may also apply to limit our use of accumulated state tax attributes. As a result, even if we attain profitability, we may be unable to use a material portion of our NOLs and other tax attributes, which could adversely affect our future cash flows.

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

As of December 31, 2018, our executive officers, directors and stockholders who owned more than 5% of our outstanding common stock and their respective affiliates beneficially owned or controlled approximately 45% of the outstanding shares of our common stock. Accordingly, these executive officers, directors and stockholders and their respective affiliates, acting as a group, have substantial influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets or any other significant corporate transactions. These stockholders may therefore delay or prevent a change of control of us, even if such a change of control would benefit our other stockholders. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.

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

As of December 31, 2018, we leased a total of approximately 46,959 square feet of office and laboratory space located at 10790 and 10788 Roselle Street, San Diego, CA 92121. The lease expires on March 31, 2024. We believe that our existing facilities are adequate to meet our business requirements for the foreseeable future and that additional space will be available on commercially reasonable terms, if required.

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

Market Information and Holders of Record

Our common stock has been listed on the NYSE American under the symbol “PFNX” since July 24, 2014. Prior to that date, there was no public trading market for our common stock. As of March 1, 2019, we had 21 holders of record of our common stock. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

The graph below shows the cumulative total stockholder return assuming the investment of $100 as of the close on July 24, 2014, the first day of trading for Pfenex Inc.’s common stock, (and the reinvestment of dividends thereafter) in each of (i) Pfenex Inc.’s common stock, (ii) the ARCA Biotechnology Index and, (iii) the S&P 500 Index. The comparisons in the graph below are based upon historical data and are not indicative of, or intended to forecast, future performance of our common stock or the index. The prices are as of the close of PFNX’s first trading day to the close at December 31, 2018.

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

The consolidated statements of operations data for the years ended December 31, 2018, 2017, and 2016 and the consolidated balance sheet data as of December 31, 2018 and 2017 are derived from our audited financial statements appearing in Item 8, “Financial Statements and Supplementary Data,” of this Annual Report on Form 10-K. The consolidated statements of operations data for the year ended December 31, 2015 and 2014 and the consolidated balance sheet data as of December 31, 2016, 2015, and 2014 are derived from audited financial statements not included in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of the results to be expected in the future.

	Years Ended December 31,
	2018	2017	2016	2015	2014
	(in thousands, except for per share data)
Revenues	$14,857	$28,780	$60,194	$9,583	$10,644
Expense:
Cost of revenues(1)	5,022	5,156	5,313	4,640	7,233
Research and development(1)	33,854	31,925	32,418	18,183	4,125
Selling, general and administrative	15,832	17,674	17,340	14,598	9,003

Total expense	54,708	54,755	55,071	37,421	20,361

(Loss) income from operations	(39,851)	(25,975)	5,123	(27,838)	(9,717)
Other income (expense), net	258	119	149	74	(77)

(Loss) income before income taxes	(39,593)	(25,856)	5,272	(27,764)	(9,794)
Income tax benefit (expense)	—	172	209	(452)	—

Net (loss) income	$(39,593)	$(25,684)	$5,481	$(28,216)	$(9,794)

Net (loss) income attributable to common stockholders	$(39,593)	$(25,684)	$5,481	$(28,216)	$(9,794)

Basic and diluted net (loss) income per share attributable to common stockholders(2)	$(1.40)	$(1.09)	$0.23	$(1.26)	$(1.04)

Basic weighted-average shares used to compute net (loss) income per share attributable to common stockholders	28,340	23,503	23,389	22,376	9,441
Diluted weighted-average shares used to compute net (loss) income per share attributable to common stockholders	28,340	23,503	23,688	22,376	9,441

(1)	Please refer to Note 1 of our consolidated financial statements for an explanation of the method used to recognize cost of revenues and research and development expense.
(2)	All share, per-share and related information have been retroactively adjusted, where applicable, to reflect the impact of a 2.812-for-1 reverse stock split, which was effected on June 27, 2014.

Other Financial Data

	As of December 31,
	2018	2017	2016	2015	2014
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents and short-term investments	$56,220	$57,664	$81,501	$106,162	$45,722
Restricted cash	200	200	—	3,959	3,955
Accounts and unbilled receivables, net	5,171	1,306	2,822	2,683	1,584
Inventory	—	—	—	24	23
Property and equipment, net	7,671	7,397	5,246	3,179	2,310
Goodwill and intangibles	9,825	10,348	10,878	11,409	11,940
Other	2,191	2,476	2,675	4,278	5,489
Total assets	81,278	79,391	103,122	131,694	71,023
Current liabilities, excluding debt	12,133	11,046	10,696	6,883	3,762
Deferred revenue	7,817	10,163	12,255	48,095	201
Debt	—	—	—	3,813	3,813
Other	191	419	26	1,722	3,373
Total liabilities	20,141	21,628	22,977	60,513	11,149
Stockholders’ equity (deficit)	61,137	57,763	80,145	71,181	59,874
Total liabilities and stockholders’ equity	81,278	79,391	103,122	131,694	71,023

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

We are a clinical-stage development and licensing biotechnology company focused on leveraging our Pfēnex Expression Technology to develop and improve protein therapies for unmet patient needs. Using the patented Pfēnex Expression Technology platform, we have created an advanced pipeline of potential therapeutic equivalents, vaccines, biologics and biosimilars. We also use our Pfēnex Expression Technology platform to produce CRM197, a diphtheria toxoid carrier protein used in prophylactic and therapeutic vaccine candidates under development by third parties. Our lead product candidates are PF708, under development as a therapeutic equivalent drug candidate to Forteo ® (teriparatide) for the treatment of osteoporosis, and our novel anthrax vaccine candidates, Px563L and RPA563, funded through an advanced development contract with the U.S. government. In December 2018, we submitted our new drug application (NDA) for PF708 to the FDA and the FDA accepted the submission for substantive review in February 2019. In addition, we are developing hematology/oncology products in collaboration with Jazz Pharmaceuticals Ireland Limited (Jazz).

Product Candidates and Collaborations

The following table summarizes certain information about our lead product candidates and collaborations:

Product Candidate	Branded Reference Drug	Program	Proposed Indication
Proposed Therapeutic Equivalent
PF708—Teriparatide	Forteo	• Licensed in the United States, EU, MENA, and Rest of World to Alvogen • Licensed in Mainland China, Hong Kong, Singapore, Malaysia, Thailand to NT Pharma	Osteoporosis

Multiple Hematology/Oncology Product Candidates	Various	• Jazz Pharmaceuticals Ireland Limited	Various

Novel Vaccines
Px563L and RPA563—rPA based anthrax vaccines	N/A	• U.S. Government Funded	Anthrax post-exposure prophylaxis

Our lead product candidates and collaborations include the following:

•

PF708—our teriparatide drug candidate. PF708 is being developed as a therapeutic equivalent candidate to Forteo, which is approved and marketed by Eli Lilly and Company for the treatment of osteoporosis in certain patients with a high risk of fracture. Forteo achieved $1.6 billion in global product sales in 2018. PF708 is being developed pursuant to the 505(b)(2) regulatory pathway in the U.S. and references Forteo as the Reference Listed Drug. In November 2017, we announced the interim pharmacokinetic (PK) results from Study PF708-301, which also compared the effect of PF708 and Forteo in osteoporosis patients. In May 2018, we announced positive top-line results from our PF708-301 study, which showed comparable overall profiles between PF708 and Forteo after 24 weeks of daily injection in osteoporosis patients.

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

The PF708-301 study assessed PF708 and Forteo across multiple endpoints in both female and male osteoporosis patients and showed comparable overall profiles. We believe the PF708-301 and PF708-101 study results meet the requirements for demonstrating clinical safety, effectiveness and bioequivalence. These results from the PF708-301 study, along with the previously announced bioequivalence findings from the PF708-101 study in healthy subjects, supported our PF708 NDA application submitted in December 2018. In July 2018 we had a constructive Pre-NDA meeting with the FDA which confirmed there were no additional clinical, nonclinical or analytical comparability studies requested by the FDA. We filed our NDA in December 2018 and the FDA accepted our submission for substantive review in February 2019, which we believe puts us on-track for a potential commercial launch in the United States as early as the fourth quarter of 2019, subject to FDA approval of the application and other factors.

PF708 is being developed pursuant to the 505(b)(2) regulatory pathway in the U.S. and references Forteo as the Reference Listed Drug. While we believe our application strategy could lead to launch in the U.S. as early as the fourth quarter of 2019, subject to FDA approval of the application and other factors, it is possible that various factors, including patent litigation by Eli Lilly and Company, may delay approval and launch. We believe that our existing cash and cash equivalents and our cash inflow from operations will be sufficient to meet our anticipated cash needs for at least the next 12 months, including funding all necessary activities leading up to and including meeting our obligations to contractually support our partner on the potential commercial launch in the United States as early as the fourth quarter of 2019, subject to FDA approval of the NDA and other factors. We believe the clinical program in the U.S. may be leveraged for regulatory filings in other geographies, such as the European Union (EU).

Table 1. Study PF708-301 Overall Anti-Drug Antibody Results

Time (wk)	PF708		Forteo		P value
0	0/90	0%	0/91	0%	1.00
1	1/87	1.2%	0/90	0%	0.49
4	1/86	1.2%	0/89	0%	0.49
12	2/82	2.4%	2/86	2.3%	1.00
24	2/81	2.5%	0/81	0%	0.50
24 week overall	2/87	2.3%	2/90	2.2%	1.00

Table 2. Study PF708-301 Anti-Drug Antibody Titer Results for Individual Patients

Time (wk)	PF708 Patient 1	PF708 Patient 2	Forteo Patient 1	Forteo Patient 2
0	Neg	Neg	Neg	Neg
1	1:1	Neg	Neg	Neg
4	1:1*	Neg	Neg	Neg
12	1:1	1:1	1:8	1:2
24	1:1	1:1	Neg	Neg
Follow-up	Neg	Neg	N/A	N/A

*	In vitro neutralizing activity detected; pharmacological activity, as assessed by changes in BMD and BTM, was observed during the study for this patient.

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

Severity of AEs was assessed according to the Common Terminology Criteria for Adverse Events. Version 4.03

Figure 1. Study PF708-301 Lumbar-Spine Bone Mineral Density Results in Female and Male Patients

Figure 2. Study PF708-301 Bone Turnover Markers Results in All Patients

In June 2018, we and Alvogen entered into a Development and License Agreement pursuant to which Alvogen received the exclusive right to commercialize and manufacture PF708 in the United States. In February 2019, we expanded our collaboration, granting Alvogen exclusive rights to commercialize and manufacture PF708 in the EU, certain countries in the Middle East and North Africa (MENA), and the ROW territories (the latter defined as all countries outside of the EU, US and MENA, excluding Mainland China, Hong Kong, Singapore, Malaysia and Thailand). We believe this collaboration leverages Alvogen’s established international experience and expertise in regulatory, IP and supply chain activities, as well as its established network of specialty marketing and sales pharmaceutical companies in these regions. Subject to applicable regulatory approvals, PF708 will be commercialized in Europe and Switzerland by Theramex, a leading global specialty pharmaceutical company dedicated to Women’s Health, in MENA by SAJA, a Tamer Group company, and in ROW by Alvogen’s current and/or future commercialization partners. Under the terms of the agreements, Alvogen will be responsible for the local activities through Theramex, SAJA and its other commercialization partners and for overseeing any clinical development, regulatory, litigation, commercial manufacturing and commercialization. We are eligible to receive additional upfront and milestone payments of $2.5 million for the EU and MENA and additional potential milestone payments for ROW. For EU, MENA, and ROW, we may also be eligible to receive a gross profit split of up to 60% on product sales, if approved, depending on geography and cost of goods sold.

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

•

Jazz Collaboration—multiple early stage hematology/oncology product candidates with Jazz. In July 2016, we entered into a license and option agreement with Jazz, pursuant to which we and Jazz are collaboratively developing hematology/oncology products, including PF743, a recombinant crisantaspase, and PF745, a recombinant crisantaspase with half-life extension technology, and Jazz will have the exclusive right to manufacture and commercialize such products throughout the world. In addition, pursuant to the agreement, we have granted Jazz certain other rights to negotiate the exclusive right to develop, manufacture and commercialize throughout the world other hematology/oncology products that are currently or in the future may be developed by us. In the third quarter of 2017, we achieved a process development milestone associated with this collaboration. In December 2017, we and Jazz signed an amended and restated agreement under which we will be eligible to receive an additional $43.5 million in amendment fee and development milestone payments as compared to the 2016 agreement, increasing the total value of upfront, option and amendment fee payments and potential payments for the achievement of development, regulatory and sales-related milestones associated with the collaboration to an aggregate of $224.5 million. We will also continue to be eligible to receive tiered royalties on worldwide sales of any products resulting from the collaboration at rates reduced from those under the 2016 agreement. In December 2017, as part of the amended and restated agreement, we received a total payment of $18.5 million, consisting of an upfront payment of $5.0 million and a payment of $13.5 million for development achievement. In the second quarter of 2018, we achieved two development milestones and received $0.8 million for successful achievement of process development milestones for PF745.

•

Px563L and RPA563—our two novel anthrax vaccine candidates funded by the Biomedical Advanced Research and Development Authority (BARDA). Both vaccine candidates are prepared using the identical antigen and are being evaluated in parallel, although Px563L contains an adjuvant and RPA563 does not. In August 2016, we announced positive immunogenicity and safety data from Day 70 analysis of the Px563L and RPA563 anthrax vaccine study. The Px563L results indicated that the vaccine was well-tolerated and afforded immunogenicity protection with fewer doses than the currently licensed product. We announced positive interim results from a Phase 1a study in healthy subjects in the second half of 2016 and the study was completed in the first half of 2017. We have generated stability data on the 2016 manufactured lot for up to 12 months, demonstrating the maintenance of high purity at 5°C, the expected storage temperature, and accelerated stability data at 25°C. We have also generated long-term stability data from our toxicology lot, showing the maintenance of high purity at 5°C at 40 months. Over the course of 2018, we continued to collect favorable stability data for both products and also completed feasibility studies that demonstrated the compatibility of both products with the USP compendial relative potency method for anthrax. In addition, we completed adjuvant manufacturing optimization and bulk drug substance manufacturing process establishment runs at the commercial contract manufacturer. In October 2017, we completed a meeting with the FDA in which the FDA provided guidance for the proposed clinical development and licensure plans for a post-exposure prophylaxis indication. In 2017, BARDA exercised additional options under its existing contract, allowing for the continued development of Px563L and RPA563. One of the exercised options was increased by $1.7 million in May 2018, which increased the total contract value to $145.2 million. In September 2018, BARDA extended the contract period of performance.

Potential next milestones are the triggering of analytical and non-clinical animal study options, leading to a potential Phase 1b/2 study in 2019, subject in each case to continued funding by BARDA. We believe the successful completion of the Phase 1b/2 study and activities under our development contract with BARDA could lead to a procurement contract for supply of Px563L or RPA563 to the Strategic National Stockpile.

•

CRM197—We have both licenses and supply agreements in place for CRM197, which is a non-toxic mutant of diphtheria toxin. It is a well-characterized protein and functions as a carrier for polysaccharides and haptens, making them immunogenic. We developed a unique CRM197 production strain based on our Pseudomonas fluorescens platform and sell non-GMP and cGMP CRM197 to vaccine development-focused pharmaceutical partners. As a result of our development efforts, we previously entered into commercial licenses for production strains capable of producing CRM197 with both Merck and SIIPL. Our CRM197 is currently being used in Merck’s first Phase 3 clinical study of PCV-15 (V114), an investigational 15-valent polyvalent conjugate vaccine for the prevention of pneumococcal disease. This study was initiated in June 2018, at which time we earned a milestone payment. In addition, we are eligible to receive annual fees, milestone payments and a tiered royalty based on net sales for all products developed by Merck that use the CRM197 produced via the Pfēnex Expression Technology platform. Our CRM197 is also currently being used by SIIPL, who is developing a 10-valent pneumococcal conjugate vaccine, Pneumosil. The SIIPL vaccine recently completed a Phase 3 study in which SIIPL reported that all primary and secondary objectives were met. This product is expected to enter in a Phase 3 study and is also targeted for developing countries. For both products we are eligible to receive a tiered royalty based upon net sales by SIIPL pursuant to regulatory approval. Our CRM197 is also being used in late-stage clinical trials for such diseases as pneumococcal and meningitis bacterial infections.

•

Additional Biosimilar Pipeline Products—Our pipeline includes biosimilar candidates to certain reference products, including biosimilar candidates to Lucentis and Neulasta. Following our strategic review in November 2017, we decided to pause development activities on PF582, our biosimilar candidate to Lucentis and PF529, our biosimilar to Neulasta, and focus development efforts elsewhere within the product portfolio while we continue to engage potential strategic partners to advance the programs and maximize value.

To date, none of our product candidates have received marketing authorization from any regulatory agency. Therefore, we have not received revenue from the sale of any of our product candidates. Our product candidates are enabled by our patented protein production platform, Pfēnex Expression Technology, which we believe confers several important competitive advantages compared to traditional techniques for protein production, including the ability to produce complex proteins with higher accuracy and greater degree of protein purity, as well as speed and cost advantages. The development of proteins requires several competencies which represent both challenges and barriers to entry. Due to their inherent complexity, proteins require the use of living organisms to efficiently produce them at a large scale. Traditional techniques for protein production employ a trial and error approach to production organism, or strain, selection and process optimization, which is inherently inefficient and typically produces suboptimal results. This historically inefficient process provides barriers to creating or replicating complex proteins, adds significant time to market and results in the high cost of goods typical of biologic therapeutics. Together, these limitations pose significant hurdles for companies interested in entering the market with novel biologics, biosimilars and therapeutic equivalents. Our platform utilizes a proprietary high throughput robotically-enabled parallel approach, which allows the construction and testing of thousands of unique protein production strains in parallel, thereby allowing us to produce and characterize complex proteins while reducing the time and cost of development and long-term production.

The potential market opportunities for our most advanced product candidate, PF708, are substantial. We have developed PF708 as a therapeutic equivalent candidate to Forteo, which achieved product sales of approximately $1.6 billion in 2018. Almost half of these product sales came from the U.S. alone. In 2019, Forteo is expected to lose patent protection with respect to claims of patents listed in the Orange Book related to compounds, methods of treatment, and formulations in the U.S. An additional Orange Book listed patent, which has claims relating to the delivery system, expires in 2025. It is not clear whether this patent will delay approval of PF708.

Our revenue for the three months ended December 31, 2018 and 2017 was $3.4 million and $17.9 million, respectively, and was $14.9 million and $28.8 million for the twelve months ended December 31, 2018 and 2017, respectively. Our historical revenue has been primarily derived from monetizing our Pfēnex Expression Technology through collaboration agreements, service agreements, government contracts and reagent protein product sales, which provide for various types of payments, including upfront payments, funding of research and development, milestone payments, intellectual property access fees and licensing fees.

As of December 31, 2018, we had an accumulated deficit of $201.3 million, of which $89.8 million was attributable to recognizing the accretion in the redemption value of our convertible preferred stock. We recognized net losses of $6.8 million and $5.5 million for the three months ended December 31, 2018 and 2017, respectively, and $39.6 million and $25.7 million for the twelve months ended December 31, 2018 and 2017, respectively. As we continue to develop and invest more resources into the development and commercialization of our product candidates, our net operating losses will increase over the next several years. As a result, our research and development expenses will increase materially as we incur further costs of development. We currently utilize third-party clinical research organizations (CROs) to carry out our clinical development and we do not yet have an extensive sales organization. We will need substantial additional funding to support our operating activities, especially as we approach anticipated regulatory approval in the United States, Europe and other territories, and begin to establish our commercialization capabilities. Adequate funding may not be available to us on commercially reasonable terms, or at all. Since our inception, we have funded our operations primarily through the sale and issuance of common stock in our public offerings, revenue from our collaboration agreements, government contracts, service agreements, and reagent protein product sales, our prior credit facility and the private placement of equity securities. We have devoted substantially all of our capital resources to the research and development of our product candidates and working capital requirements.

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

Revenue for our cost-plus fixed fee government contracts is recognized in accordance with the authoritative guidance for revenue recognition including the authoritative guidance specific to federal government contractors. Reimbursable costs under our government contracts primarily include direct labor, materials, subcontracts, accountable property and indirect costs. In addition, we receive a fixed fee under our government contracts, which is unconditionally earned as allowable costs are incurred and is not contingent on success factors. Reimbursable costs under our government contracts, including the fixed fee, are recognized as revenue in the period the reimbursable costs are incurred.

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

Other Information

Income Tax Matters

On December 22, 2017, the U.S. government enacted comprehensive tax legislation referred to as the Tax Cuts and Jobs Act (the “Tax Act”). Shortly after the Tax Act was enacted, the SEC staff issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (SAB 118), which provides guidance on accounting for the Tax Act’s impact. SAB 118 provides a measurement period, which should not extend beyond one year from the Tax Act enactment date, during which a company acting in good faith may complete the accounting for the impacts of the Tax Act under ASC Topic 740. In accordance with SAB 118, the Company must reflect the income tax effects of the Tax Act in the reporting period in which the accounting under ASC Topic 740 is complete.

To the extent that our accounting for certain income tax effects of the Tax Act is incomplete, we can determine a reasonable estimate for those effects and record a provisional estimate in the consolidated financial statements in the first reporting period in which a reasonable estimate can be determined. If we cannot determine a provisional estimate to be included in the consolidated financial statements, we should continue to apply ASC 740 based on the provisions of the tax laws that were in effect immediately prior to the Tax Act being enacted. If we are unable to provide a reasonable estimate of the impacts of the Tax Act in a reporting period, a provisional amount must be recorded in the first reporting period in which a reasonable estimate can be determined. For further information, see Note 11 “Income Taxes” to our consolidated financial statements included in Item 8 of this Form 10-K.

During the year ended December 31, 2018, no tax provision was recorded. During the year ended December 31, 2017, we recorded an income tax benefit of $0.2 million each year, which is principally attributable to U.S. federal alternative minimum refundable tax credits and state income taxes. Our practice is to recognize interest and/or penalties related to income tax matters in income tax expense. We had no accrual for interest or penalties on our consolidated balance sheets at December 31, 2018 and 2017.

As of December 31, 2018, we had federal and state research and development credits carryforwards of approximately $6.6 million and $3.5 million, respectively, to offset potential tax liabilities. The federal research and development credits have a 20-year carryforward period and begin to expire in 2030 unless utilized. California research and development tax credits have no expiration. We have $79.9 million federal net operating loss carryforwards and $44.4 million of state net operating loss carryforwards as of December 31, 2018. Of the total federal net operating loss carryforwards, we have $38.4 million with no expiration which are available to offset up to 80% of federal taxable income in any given year. The remaining federal and state net operating losses can be carried forward until 2037 unless utilized.

We completed an IRC Section 382/383 analysis through December 31, 2014. We have not updated such Section 382 study through December 31, 2018. Future and current utilization of federal and state tax attribute carry-forwards may be limited, if, upon completion of our Section 382 study through December 31, 2018, we determine ownership changes within the meaning of Section 382 have occurred.

Results of Operations

Comparison of the years ended December 31, 2018, 2017, and 2016

The following table summarizes our net income (loss) during the periods indicated.

	Years Ended December 31,			% change from 2017 to 2018	% change from 2016 to 2017
	2018	2017	2016
	(in thousands)
Revenues	$14,857	$28,780	$60,194	(48)%	(52)%
Cost of revenues	5,022	5,156	5,313	(3)%	(3)%

Gross profit	9,835	23,624	54,881	(58)%	(57)%
Operating expenses
Research and development	33,854	31,925	32,418	6%	(2)%
Selling, general and administrative	15,832	17,674	17,340	(10)%	2%

Total operating expense	49,686	49,599	49,758	0%	0%

(Loss) income from operations	(39,851)	(25,975)	5,123	(53)%	(607)%
Other income (expense)	258	119	149	117%	(20)%

Net (loss) income before income taxes	(39,593)	(25,856)	5,272	(53)%	(590)%
Income tax benefit	—	172	209	(100)%	(18)%

Net (loss) income	$(39,593)	$(25,684)	$5,481	(54)%	(569)%

Revenues

Revenue decreased by $13.9 million, or 48%, from $28.8 million in 2017 to $14.9 million in 2018. The change in revenue primarily resulted from $13.5 million in revenue recognized from a milestone payment from Jazz Pharmaceuticals in 2017. Additionally, our government contract with NIAID was completed at the end of 2017, contributing a further decrease in revenue.

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

Cost of Revenues

Cost of revenue decreased by $0.2 million, or 3%, to $5.0 million in 2018 compared to $5.2 million in 2017. The change was due primarily to a net decrease in costs related to our government contract with NIAID, as the program was completed at the end of 2017.

Cost of revenue decreased by $0.1 million, or 3%, to $5.2 million in 2017 compared to $5.3 million in 2016. The change was due primarily to a net decrease in costs for our proprietary novel vaccine program Px563L, which is funded by a government agency.

Research and Development

Research and development expenses increased by approximately $2.0 million, or 6%, to $33.9 million in 2018 compared to $31.9 million in 2017. The increase was primarily due to increased activity for PF708 to satisfy the clinical and manufacturing filing requirements for an NDA, which we submitted to the FDA in December of 2018. These increased costs were partially offset by a decrease in expenses due to our decision to pause our development activities on certain product candidates in the first half of 2017.

Research and development expenses decreased by approximately $0.5 million, or 2%, to $31.9 million in 2017 compared to $32.4 million in 2016. The decrease was primarily due to our decision to pause our development activities on certain product candidates. The decrease was partially offset by increased costs related to clinical trials for PF708, which began in the first quarter of 2017, and research and development expenses of PF743 and PF745 related to our collaboration with Jazz, as well as other biosimilar product candidates.

Our clinical trial accruals are based on estimates of patient enrollment and related costs at clinical investigator sites as well as estimates for the services received and efforts expended pursuant to contracts with multiple research institutions and clinical research organizations that conduct and manage clinical trials on our behalf.

We estimate preclinical and clinical trial expenses based on the services performed, pursuant to contracts with research institutions and clinical research organizations that conduct and manage preclinical studies and clinical trials on its behalf. In accruing service fees, we estimate the time period over which services will be performed and the level of patient enrollment and activity expended in each period. If the actual timing of the performance of services or the level of effort varies from the estimate, we adjust the accrual accordingly. Payments made to third parties under these arrangements in advance of the receipt of the related services are recorded as prepaid expenses until the services are rendered.

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

Selling, General and Administrative

Selling, general and administrative expenses decreased by $1.8 million, or 10% to $15.8 million in 2018 compared to $17.7 million in 2017. The decrease was primarily due to higher expenditures related to legal and the separation for former officers in the first half of 2017.

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

Liquidity and Capital Resources

To date, we have funded our operations primarily through the sale and issuance of common stock in our public offerings, revenue from our collaboration agreements, government contracts, service agreements, and reagent protein product sales, our prior credit facility and the private placement of equity securities. At December 31, 2018, we had $56.2 million in cash and cash equivalents and $0.2 million in restricted cash as bank collateral for our commercial card program compared to $57.7 million in cash and cash equivalents as of December 31, 2017. We believe we have sufficient cash resources to meet our working capital and capital expenditures needs for the next 12 months from the date this Annual Report is filed with the SEC.

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

We believe that our existing cash and cash equivalents and our cash inflow from operations will be sufficient to meet our anticipated cash needs for at least the next 12 months. We also believe we have sufficient cash resources to fund all necessary activities leading up to and including meeting our obligations to contractually support our partner on the potential commercial launch of PF708 in the United States as early as the fourth quarter 2019, subject to FDA approval of the new drug application and other factors We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. Further, our operating plan may change, and we may need additional funds to meet operational needs and capital requirements for product development and commercialization sooner than planned. We currently have no credit facility or committed sources of capital although we may receive milestone and other contingent payments under our current license and collaboration agreements. Because of the numerous risks and uncertainties associated with the development and commercialization of our product candidates and the extent to which we may enter into additional agreements with third parties to participate in their development and commercialization, we are unable to estimate the amounts of increased capital outlays and operating expenditures associated with our current and anticipated clinical trials. Our future capital requirements will depend on many factors, including:

•	the timing and extent of spending on our research and development efforts, including with respect to PF708 and our other product candidates;

•	our ability to enter into and maintain collaboration, licensing, commercialization and other arrangements and the terms and timing of such arrangements;

•	the timing of the marketing approval for PF708, if any;

•	the cost to us of development, manufacturing and commercialization activities for PF708 and our other product candidates, if any;

•	the cost of preparing, filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights;

•	the receipt of any collaboration or milestone payments;

•	the scope, rate of progress, results and cost of our clinical trials, preclinical testing and other related activities;

•	the emergence of competing technologies or other adverse market developments;

•	the time and costs involved in seeking and obtaining regulatory and marketing approvals in multiple jurisdictions for our product candidates that successfully complete clinical trials;

•	the introduction of new product candidates and the number and characteristics of product candidates that we pursue;

•	the timing, receipt and amount of sales, profit sharing or royalties, if any, from our potential products;

•	the degree and rate of market acceptance of any products launched by us or our collaboration partner;

•	the expansion of our sales and marketing activities; and

•	the potential acquisition and in-licensing of other technologies, products or assets.

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

Cash Flows

The following table sets forth the primary sources and uses of cash, cash equivalents and restricted cash for each of the periods presented below.

	Years Ended December 31,
	2018	2017	2016
	(in thousands)
Net cash (used in) provided by:
Operating activities	$(39,428)	$(21,510)	$(22,274)
Investing activities	(1,472)	(2,197)	(2,860)
Financing activities	39,456	70	(3,486)

Net decrease in cash, cash equivalents and restricted cash	$(1,444)	$(23,637)	$(28,620)

Net cash used in operating activities

Net cash used in operating activities was $39.4 million for the year ended December 31, 2018. Net cash used was primarily attributable to our research and development activities associated with PF708 and our other product candidates.

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

Net cash used in investing activities

Net cash used in investing activities was $1.5 million, $2.2 million and $2.9 million for the years ended December 31, 2018, 2017 and 2016, respectively, and was due primarily to the purchase of property and equipment.

Net cash (used in) provided by financing activities

Net cash provided by financing activities in 2018 was primarily related to the net proceeds of approximately $39.5 million from the issuance of our common stock in connection with our follow-on offering after deducting offering expenses.

Net cash provided by financing activities was $0.1 million for the year ended December 31, 2017, which was primarily due to $0.2 million in proceeds from the issuance of common stock in connection with our Employee Stock Purchase Plan and exercises of stock options. This was partially offset by $0.1 million used to repay capital lease obligations.

Net cash used in financing activities was $3.5 million for the year ended December 31, 2016. This resulted primarily from the $3.8 million repayment of the Amended Credit Facility upon termination in February 2016.

Off-Balance Sheet Arrangements

In the normal course of business, we enter into contracts and agreements that contain a variety of representations and warranties and provide for general indemnifications. Our exposure under these agreements is unknown because it involves claims that may be made against us in the future but have not yet been made. As of December 31, 2018, we have not paid any claims or been required to defend any action related to our indemnification obligations. However, we may record charges in the future as a result of these indemnification obligations.

Contractual Obligations and Commitments

The following summarizes our contractual obligations and commitments as of December 31, 2018:

	Payments due by period
Contractual Obligations (in thousands)	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Purchase obligations	$6,395	$6,395	$—	$—	$—
Operating lease obligations(1)	4,849	901	2,742	1,206	—
Capital lease obligations(2)	542	344	198	—	—

	$11,786	$7,640	$2,940	$1,206	$—

(1)	Operating lease obligations are primarily rent payments on our facility leases.
(2)	Capital lease obligations consist mainly of capital leases on lab equipment.

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

In September 2014, we amended the Lease to extend the term for an additional three years through June 30, 2024 and to lease additional facilities consisting of 7,315 square feet, resulting in a total increase in the estimated rent payments over the life of the Lease by approximately $2.9 million. Base rent payments for the new space commenced in December 2014 and increased total estimated rent payments over the life of the Lease by approximately $1.5 million. The extended term on the existing space increased total estimated rent payments by approximately $1.4 million. In addition to the base rent, we are obligated to pay certain customary amounts for our share of operating expenses and tax obligations. In November 2015, we amended the Lease to add facilities consisting of 16,811 square feet. Base rent payments for a portion of the new space commenced in March 2016, which increased total estimated rent payments over the life of the lease by approximately $2.3 million. In January 2017, a sublease agreement was executed with a tenant to lease a portion of leased space from us. The sublease terminated in 2018. The amounts received were offset against rent expense.

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

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in ASC 605, Revenue Recognition. This ASU is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. Numerous updates were issued in 2016 that provide clarification on a number of specific issues as well as requiring additional disclosures. The effective date is our annual fiscal year 2019 and interim periods thereafter, using one of two retrospective application methods: the full retrospective method or the modified retrospective method. We plan to adopt the standard in fiscal year 2019 using the modified retrospective method. We do not expect the new standard to have a material impact on the recognition of revenue from our reagent protein product sales. We are currently evaluating the impact of the new standard on historical revenue recorded for our collaboration agreements. This ongoing evaluation is dependent upon the resolution of certain questions relating to the application of the new revenue recognition guidance for collaboration agreements which will ultimately determine the impact, if any, the adoption of this standard may have on the consolidated financial statements.

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

This classification dictates whether lease expense is to be recognized based on an effective interest method or on a straight-line basis over the term of the lease. Additional qualitative and quantitative disclosures will be required to give financial statement users information on the amount, timing and judgments related to a reporting entity’s cash flows arising from leases. This guidance is effective for us in our annual fiscal year 2020 and interim periods thereafter. We are currently evaluating the impact of the adoption of this accounting standard update on our consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. This updated guidance eliminates Step 2 from the current two-step quantitative model for goodwill impairment tests. Step 2 required an entity to calculate an implied fair value, which included a hypothetical purchase price allocation requirement, for reporting units that failed Step 1. Per this updated guidance, a goodwill impairment will instead be measured as the amount by which a reporting unit’s carrying value exceeds its fair value as identified in Step 1. This guidance is effective for fiscal years beginning after December 15, 2019, including interim periods within that reporting period. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The adoption of this guidance is not expected to have a material impact on our consolidated financial statements.

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

In November 2018, the FASB issued ASU No. 2018-18, Collaborative Arrangements (Topic 808)—Clarifying the Interaction between Topic 808 and Topic 606. The amendments in ASU No. 2018-18 make targeted improvements to generally accepted accounting principles for collaborative arrangements by clarifying that certain transactions between collaborative arrangement participants should be accounted for as revenue under Accounting Standard Codification 606, Revenue from Contracts with Customers, or ASC 606, when the collaborative arrangement participant is a customer in the context of a unit of account. In those situations, all the guidance in ASC 606 should be applied, including recognition, measurement, presentation, and disclosure requirements. In addition, unit-of-account guidance in ASC 808 was aligned with the guidance in ASC 606 when an entity is assessing whether the collaborative arrangement or a part of the arrangement is within the scope of ASC 606. ASU No. 2018-18 is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Early adoption is permitted, including adoption in any interim period. The amendments in ASU No. 2018-18 are required to be applied retrospectively to the date of initial application of ASC 606. We are currently evaluating the impact of ASU No. 2018-08 on our consolidated financial statements.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risk in the ordinary course of our business. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of fluctuations in interest rates and foreign currency exchange rates. As of December 31, 2018, we did not hold or issue financial instruments for trading purposes.

Interest rate fluctuation risk

The primary objective of our investment activities is to preserve our capital to fund our operations. We also seek to maximize income from our cash and cash equivalents without assuming significant risk. To achieve our objectives, we invest our cash and cash equivalents in money market funds, treasury obligations, short term certificates of deposit and high-grade corporate securities, directly or through managed funds, with maturities of six months or less. As of December 31, 2018, we had cash and cash equivalents of $56.2 million consisting of cash of $11.5 million and investments of $44.7 million in highly liquid U.S. money market funds. A portion of our investments may be subject to interest rate risk and could fall in value if market interest rates increase. However, because our investments are primarily short-term in duration, we believe that our exposure to interest rate risk is not significant and a 100 basis point movement in market interest rates would not have a significant impact on the total value of our portfolio. We actively monitor changes in interest rates.

Foreign currency exchange risk

We contract with clinical research organizations, investigational sites and suppliers in foreign countries. We are therefore subject to fluctuations in foreign currency rates in connection with these agreements. We have not entered into any material foreign currency hedging contracts although we may do so in the future. To date we have not incurred any material effects from foreign currency changes on these contracts. The effect of a 10% adverse change in exchange rates on foreign currency denominated cash and payables as of December 31, 2018 would not have been material. However, fluctuations in currency exchange rates could harm our business in the future.

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

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

Pfenex Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Pfenex Inc. and subsidiaries (the Company) as of December 31, 2018 and 2017, the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2018, and the related notes (and financial statement schedule II) (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.

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

San Diego, California

March 11, 2019

PFENEX INC.

Consolidated Balance Sheets

	December 31,
	2018	2017
	(in thousands)
Assets
Current assets
Cash and cash equivalents	$56,220	$57,664
Restricted cash	200	200
Accounts and unbilled receivables, net	5,171	1,306
Income tax receivable	207	638
Other current assets	1,851	1,705

Total current assets	63,649	61,513
Property and equipment, net	7,671	7,397
Other long-term assets	133	133
Intangible assets, net	4,248	4,771
Goodwill	5,577	5,577

Total assets	$81,278	$79,391

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$2,005	$1,905
Accrued liabilities	9,812	8,913
Current portion of deferred revenue	5,317	7,421
Current portion of capital lease obligations	316	228

Total current liabilities	17,450	18,467
Deferred revenue, less current portion	2,500	2,742
Capital lease obligations, less current portion	191	419

Total liabilities	20,141	21,628
Commitments and contingencies
Stockholders’ equity
Preferred stock, $0.001 par value, 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, par value $0.001, 200,000,000 shares authorized at December 31, 2018 and 2017, respectively, 31,467,580 and 23,548,280 shares issued and outstanding at December 31, 2018 and 2017, respectively	32	24
Additional paid-in capital	262,405	219,446
Accumulated deficit	(201,300)	(161,707)

Total stockholders’ equity	61,137	57,763

Total liabilities and stockholders’ equity	$81,278	$79,391

The accompanying notes are an integral part of these consolidated financial statements.

PFENEX INC.

Consolidated Statements of Operations

	Years Ended December 31,
	2018	2017	2016
	(in thousands except for per share data)
Revenue	$14,857	$28,780	$60,194
Cost of revenue	5,022	5,156	5,313

Gross profit	9,835	23,624	54,881

Operating expense
Research and development	33,854	31,925	32,418
Selling, general and administrative	15,832	17,674	17,340

Total operating expense	49,686	49,599	49,758

(Loss) income from operations	(39,851)	(25,975)	5,123
Other income, net	258	119	149

Net (loss) income before income taxes	(39,593)	(25,856)	5,272
Income tax benefit	—	172	209

Net (loss) income	$(39,593)	$(25,684)	$5,481

Net (loss) income per common share, basic and diluted	$(1.40)	$(1.09)	$0.23

Weighted-average common shares used to compute net (loss) income per share
Basic	28,340	23,503	23,389
Diluted	28,340	23,503	23,688

The accompanying notes are an integral part of these consolidated financial statements

PFENEX INC.

Consolidated Statements of Changes in Stockholders’ Equity

(in thousands)

	Common Stock		Additional Paid in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2015	23,316	$24	$212,661	$(141,504)	$71,181
Exercise of stock options	78	—	123	—	123
Issuance of common stock under employee stock purchase plan	36	—	204	—	204
Stock-based compensation expense	—	—	3,156	—	3,156
Net income	—	—	—	5,481	5,481

Balance at December 31, 2016	23,430	$24	$216,144	$(136,023)	$80,145
Exercise of stock options	85	—	26	—	26
Issuance of common stock under employee stock purchase plan	33	—	153	—	153
Stock-based compensation expense	—	—	3,123	—	3,123
Net loss	—	—	—	(25,684)	(25,684)

Balance at December 31, 2017	23,548	$24	$219,446	$(161,707)	$57,763
Restricted stock units	17	—	57	—	57
Exercise of stock options	44	—	94	—	94
Issuance of common stock under employee stock purchase plan	39	—	115	—	115
Stock-based compensation expense	—	—	3,179	—	3,179
Issuance of common stock, net of discount and offering costs	7,820	8	39,514	—	39,522
Net loss	—	—	—	(39,593)	(39,593)

Balance at December 31, 2018	31,468	$32	$262,405	$(201,300)	$61,137

The accompanying notes are an integral part of these consolidated financial statements

PFENEX INC.

Consolidated Statements of Cash Flows

	Years Ended December 31,
	2018	2017	2016
	(in thousands)
Cash flows from operating activities
Net (loss) income	$(39,593)	$(25,684)	$5,481
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	1,148	876	670
Amortization of intangible assets	532	530	531
Deferred income taxes	—	—	1,955
Stock-based compensation expense	3,179	3,123	3,156
Loss/(Gain) on disposal of property and equipment	8	(20)	250
Changes in operating assets and liabilities
Accounts and unbilled receivables	(3,865)	1,516	(139)
Other current assets	(147)	173	(160)
Other long-term assets	—	(53)	25
Accounts payable	68	628	431
Accrued liabilities	1,157	(585)	3,250
Deferred revenue	(2,346)	(2,092)	(35,840)
Income tax receivable	431	78	(1,884)

Net cash used in operating activities	(39,428)	(21,510)	(22,274)

Cash flows from investing activities
Acquisitions of property and equipment	(1,472)	(2,242)	(2,868)
Proceeds from sales of equipment	—	45	8

Net cash used in investing activities	(1,472)	(2,197)	(2,860)

Cash flows from financing activities
Proceeds from issuance of common stock, net of underwriters’ fees	39,999	—	—
Payments for offering costs	(477)	—	—
Repayments of borrowings under line of credit agreement	—	—	(3,813)
Repayments of capital lease obligations	(238)	(109)	—
Proceeds from exercise of stock options and other stock issuances	210	179	327
Payment for taxes related to net share settlement of equity awards	(38)	—	—

Net cash provided by (used in) financing activities	39,456	70	(3,486)

Net decrease in cash, cash equivalents and restricted cash	(1,444)	(23,637)	(28,620)

Cash, cash equivalents and restricted cash
Beginning of year	57,864	81,501	110,121

End of year	$56,420	$57,864	$81,501

Supplemental schedule of cash flow information
Cash paid for interest	$41	$22	$30
Cash paid for taxes	$48	$—	$32

Non-cash financing and investing transactions
Acquisitions under capital lease obligations	$98	$676	$42
Restricted stock issuance for bonus payment	$57	$—	$—
Asset acquisitions in accounts payable and accrued expenses	$210	$361	$248

The accompanying notes are an integral part of these consolidated financial statements

PFENEX INC.

Notes to Consolidated Financial Statements

1. Organization and Summary of Significant Accounting Policies

Business Activities and Organization

Pfenex Inc. (the Company or Pfenex) is a clinical-stage development and licensing biotechnology company focused on leveraging its Pfēnex Expression Technology® to develop and improve protein therapies for unmet patient needs. Using the patented Pfēnex Expression Technology platform, the Company has created an advanced pipeline of therapeutic equivalents, vaccines, biologics and biosimilars. The Company also uses its Pfēnex Expression Technology platform to produce CRM197, a diphtheria toxoid carrier protein used in prophylactic and therapeutic vaccines. The Company’s lead product candidates are PF708, a therapeutic equivalent candidate to Forteo® (teriparatide) for the treatment of osteoporosis, and its novel anthrax vaccine candidates, Px563L and RPA563, funded through an advanced development contract with the U.S. government. In December 2018, the Company submitted its new drug application (NDA) for Forteo to the FDA and the FDA accepted the submission for substantive review in February 2019. In April 2018, the Company granted certain development and commercialization rights for PF708 in certain Asian countries to China NT Pharma Group Company Limited (NT Pharma). In June 2018, the Company granted Alvogen Malta Operations Ltd. (Alvogen) exclusive rights to commercialize and manufacture PF708 in the United States. In February 2019, the Company expanded those rights to Alvogen to include the EU, certain countries in the Middle East and North Africa and to the ROW territories (excluding certain Asian countries granted to NT Pharma). In addition, the Company is developing hematology/oncology products in collaboration with Jazz Pharmaceuticals Ireland Limited (Jazz). Furthermore, the Company’s pipeline includes biosimilar candidates to Lucentis ® and Neulasta®.

Proposed Therapeutic Equivalent: PF708—Teriparatide

PF708 is being developed as a therapeutic equivalent candidate to Forteo, which is approved and marketed by Eli Lilly and Company for the treatment of osteoporosis patients at a high risk of fracture. In April 2018, the Company and NT Pharma entered into a Development and License Agreement (NT Pharma Agreement), pursuant to which the Company granted an exclusive license to NT Pharma to commercialize PF708 in Mainland China, Hong Kong, Singapore, Malaysia and Thailand and a non-exclusive license to conduct development activities in such territories with respect to PF708. The Company will be responsible for commercial manufacturing and will provide NT Pharma with the product for commercial sale. NT Pharma will be responsible for all regulatory submissions, development costs and costs associated with regulatory approvals in such territories. In June 2018, the Company and Alvogen entered into a Development and License Agreement (Alvogen Agreement) pursuant to which Alvogen has the exclusive right to commercialize and manufacture PF708 in the United States. The Company will continue to be responsible for development and registration of PF708 in the US, while Alvogen will provide regulatory and development expertise. In February 2019, the Company and Alvogen entered into additional agreements, extending Alvogen’s rights to commercialize and manufacture PF708 to include the EU, certain countries in the Middle East and North Africa and to the ROW territories (excluding certain Asian countries granted to NT Pharma). Alvogen is responsible for local activities and for overseeing any clinical development, regulatory, litigation, commercial manufacturing and commercialization.

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

Novel Vaccines: Px563L and RPA563—rPA based anthrax vaccines

The Company is also developing Px563L and RPA563, novel anthrax vaccine candidates, in response to the United States government’s unmet demand for increased quantity, stability and dose-sparing regimens of anthrax vaccine. The government contract is funded by the Biomedical Advanced Research and Development Authority (BARDA). The Company had initially entered into a development contract with BARDA in 2010. The $25.2 million fully-funded contract was completed in 2015, at which time BARDA awarded the Company a cost-plus fixed fee advanced development contract valued at up to approximately $143.5 million. In January 2017, BARDA exercised two options under its existing contract for further development of Px563L and RPA563. One of the exercised options was increased by $1.7 million in May 2018, which increased the total contract value to $145.2 million. In September 2018, BARDA extended the contract period of performance to December 2019.

Pfēnex Expression Technology Licenses: CRM197

The Company has several development and commercial partnerships in place for CRM197, which is a non-toxic mutant of diphtheria toxin. It is a well-characterized protein and functions as a carrier for polysaccharides and haptens, making them immunogenic. The Company developed a unique CRM197 production strain based on its Pseudomonas fluorescens platform and sells non-GMP and cGMP CRM197 to vaccine development-focused pharmaceutical partners. As a result of those efforts, the Company previously entered into commercial licenses for production strains capable of producing CRM197 with both Merck & Co., Inc. (Merck) and Serum Institute of India Private, Ltd (SIIPL). These commercial license agreements with Merck and SIIPL contemplate potential maintenance and milestone fees as well as royalties on net sales. Merck and SIIPL are currently using the Company’s CRM197 in multiple Phase 3 clinical trials for such diseases as pneumococcal and meningitis bacterial infections.

The Company expects revenue in the near term to be primarily related to monetizing its protein production platform through CRM197 product sales, commercial license agreements, service agreements, and government contracts, which may provide for various types of payments, including upfront payments, funding of research and development, milestone payments, intellectual property access fees and licensing fees.

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

At the Market Offering Program

In March 2018, the Company entered into an equity sales agreement (Sales Agreement) with William Blair & Company, L.L.C. (William Blair) to sell shares of the Company’s common stock having aggregate sales proceeds of up to $20.0 million, from time to time, through an “at the market” equity offering program under which William Blair will act as sales agent. Under the Sales Agreement, the Company sets the parameters for the sale of shares, including the number of shares to be issued, the time period during which sales are requested to be made, limitation on the number of shares that may be sold in any one trading day and any minimum price below which sales may not be made. As of December 31, 2018, the Company had not sold any shares under the Sales Agreement.

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

As of December 31, 2018, the Company had an accumulated deficit of $201.3 million and expects to incur substantial operating losses for the next several years. The Company believes that its existing cash and cash equivalents and cash inflow from operations will be sufficient to meet its anticipated cash needs for at least the next 12 months from the date these consolidated financial statements are issued, including all necessary activities leading up to and including meeting our obligations to contractually support our partner on the potential commercial launch of PF708 in the United States as early as the fourth quarter of 2019, subject to FDA approval of the new drug application and other factors.

The Company will require substantial cash to achieve its objectives of discovering, developing and commercializing drugs, as this process typically takes many years and potentially hundreds of millions of dollars for an individual drug. The Company may not have adequate available cash, or assets that could be readily turned into cash, to meet these objectives in the long term. It will need to obtain significant funds under its existing collaborations and license agreements, under new collaboration, licensing or other commercial agreements for one or more of its drug candidates and programs or patent portfolios, or from other potential sources of liquidity, which may include the sale of equity, issuance of debt or other transactions. However, there can be no assurance that any additional financing or strategic investments will be available to the Company on acceptable terms, if at all. If events or circumstances occur such that it does not obtain additional funding, the Company will most likely be required to reduce its plans and/or certain discretionary spending, which could have a material adverse effect on its ability to achieve its intended business objectives.

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

Concentrations

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents, investments and accounts and unbilled receivables. The Company has established guidelines intended to limit its exposure to credit risk by placing investments with high credit quality financial institutions, diversifying its investment portfolio and placing investments with maturities that help maintain safety and liquidity. All cash and cash equivalents were held at three major financial institutions as of December 31, 2018. For the Company’s cash position of $56.4 million as of December 31, 2018, which included restricted cash of $0.2 million, the Company has exposure to credit loss for amounts in excess of insured limits in the event of non-performance by the institutions; however, the Company does not anticipate non-performance.

Additional credit risk is related to the Company’s concentration of receivables. As of December 31, 2018 and 2017, receivables were concentrated among three customers representing 87% and 89% of total net receivables, respectively. No allowance for doubtful accounts was recorded at December 31, 2018 or 2017. For the years ended December 31, 2018 and 2017, revenue was concentrated among two customers and/or collaboration partners representing 87% and 94% of total revenues, respectively. One collaboration partner represented 80% of total revenue for the year ended December 31, 2016.

A portion of revenue is earned from sales outside the United States. Non-U.S. revenue is denominated in U.S. dollars. A breakdown of the Company’s revenue from U.S. and non-U.S. sources for the years ended December 31, 2018, 2017 and 2016 is as follows:

	Years Ended December 31,
	2018	2017	2016
	(in thousands)
US revenue	$5,083	$6,477	$54,641
Non-US revenue	9,774	22,303	5,553

Total revenue	$14,857	$28,780	$60,194

During the years ended December 31, 2018 and 2017, Ireland accounted for more than 10% of the Company’s revenue. For the year ended December 31, 2016, no single foreign country accounted for more than 10% of the Company’s revenues.

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

Fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, a three-tier fair value hierarchy has been established, which prioritizes the inputs used in measuring fair value as follows:

•

Level 1—Observable inputs such as quoted prices in active markets for identical assets or liabilities. Level 1 assets at December 31, 2018 and December 31, 2017 included the Company’s cash, cash equivalents and restricted cash. There were no Level 1 liabilities;

•

Level 2—Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly. The Company had no Level 2 assets or liabilities at December 31, 2018 or December 31, 2017; and

•

Level 3—Unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of assets or liabilities in which there is little or no market data. The Company had no Level 3 assets or liabilities at December 31, 2018 or December 31, 2017.

Accounts and Unbilled Receivables

Accounts receivable represent primarily commercial receivables associated with the Company’s service fees, license fees, product sales and receivables from U.S. government contracts. Accounts receivable amounted to $1.5 million and $1.1 million as of December 31, 2018 and 2017, respectively. Unbilled receivables represent reimbursable costs in excess of billings and, where applicable, accrued profit related to long-term government contracts for which revenue has been recognized, but the customer has not yet been billed. Unbilled receivables amounted to $3.7 million and $0.2 million as of December 31, 2018 and 2017, respectively.

The Company evaluates the collectability of its receivables based on a variety of factors, including the length of time the receivables are past due, the financial health of its customers and historical experience. Based upon the review of these factors, the Company recorded no allowance for doubtful accounts at December 31, 2018 and 2017.

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

Impairment of Long-Lived Assets Other Than Goodwill

The Company assesses potential impairments to its long-lived assets whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. If indicators of impairment exist, the Company assesses the recoverability of the affected long-lived assets by determining whether the carrying value of such assets can be recovered through undiscounted future operating cash flow expected to result from the use of the assets. If the carrying amount is not recoverable, the Company measures the amount of any impairment by comparing the carrying value of the asset to the present value of the expected future cash flows associated with the use of the asset. No impairment was noted for the years ended December 31, 2018, 2017 or 2016.

Goodwill

Goodwill is the excess of purchase price over the aggregate fair values of tangible and intangible assets acquired, less liabilities assumed, in a business combination. The Company does not amortize goodwill. Instead, goodwill is tested for impairment annually and between annual tests if the Company becomes aware of an event or a change in circumstances that would indicate the carrying amount may be impaired. The Company performs its annual impairment testing as of December 31st of each year. The Company will first assess qualitative factors to determine whether the existence of events or circumstances suggests that it is more likely than not that goodwill is impaired. Unless it is more likely than not that goodwill is impaired, the Company does not perform the two-step impairment test. The Company’s determination as to whether, and, if so, the extent to which, goodwill becomes impaired is highly judgmental and based on changes in the manner of its use of the acquired assets or its overall business strategy and regulatory, market and economic environment and trends. No impairment was noted as of December 31, 2018 or 2017.

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

The Company estimates preclinical and clinical trial expenses based on the services performed, pursuant to contracts with research institutions and clinical research organizations that conduct and manage preclinical studies and clinical trials on its behalf. In accruing service fees, the Company estimates the time period over which services will be performed and the level of patient enrollment and activity expended in each period. If the actual timing of the performance of services or the level of effort varies from the estimate, the Company will adjust the accrual accordingly. Payments made to third parties under these arrangements in advance of the receipt of the related services are recorded as prepaid expenses until the services are rendered.

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

The Company considers a variety of factors in determining the appropriate method of accounting for its collaboration agreements, including whether multiple deliverables can be separated and accounted for individually as separate units of accounting. Where there are multiple deliverables within a collaboration agreement that cannot be separated and therefore are combined into a single unit of accounting, revenues are deferred and recognized using the relevant guidance over the estimated period of performance. If the deliverables can be separated, the Company applies the relevant revenue recognition guidance to each individual deliverable. The specific methodology for the recognition of the underlying revenue is determined on a case-by-case basis according to the facts and circumstances applicable to each agreement. On a quarterly basis, the Company evaluates the period of performance to determine if a change should be made.

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

The Company assesses milestone payments on an individual basis and recognizes revenue from nonrefundable milestone payments when the earnings process is complete and the payment is reasonably assured. Nonrefundable milestone payments related to arrangements under which the Company has continuing performance obligations are recognized as revenue upon achievement of the associated milestone, provided that (i) the milestone event is substantive and its achievability was not reasonably assured at the inception of the agreement, and (ii) the amount of the milestone payment is reasonable in relation to the effort expended or the risk associated with the milestone event. For the year ended December 31, 2018, $1.3 million in revenue was recognized in connection with the Merck and Jazz collaborations. For the years ended December 31, 2017 and 2016, $1.0 million and $0.8 million in revenue was recognized in connection with the achievement of development milestones associated with the Jazz collaboration, respectively.

The Company’s reagent protein products are comprised of internally developed reagent protein products and those purchased from original manufacturers for resale. Revenues for reagent product sales are reflected net of attributable sales tax. The Company generally offers a 30-day return policy. The Company recognizes reagent product revenue from product sales when it is realized or realizable and earned. For the years ended December 31, 2018, 2017 and 2016, the Company has had minimal product returns related to reagent protein product sales. Therefore, no reserve for warranty and return rights was recorded as of December 31, 2018 or 2017.

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

Research and Development Expenses

Research and development expenses are recognized as incurred and amounted to $33.9 million, $31.9 million and $32.4 million for the years ending December 31, 2018, 2017 and 2016, respectively.

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

The Company estimates the fair value of stock options and other equity-based compensation using a Black-Scholes option pricing model on the date of grant. The Black-Scholes valuation model requires multiple subjective inputs, which are discussed further in Note 9 — Stock-Based Compensation. The fair value of equity instruments expected to vest are recognized and amortized on a straight-line basis over the requisite service period of the award, which is generally four years; however, certain provisions in the Company’s equity compensation plan provides for shorter and longer vesting periods under certain circumstances.

Comprehensive Income (Loss)

Comprehensive income (loss) is defined as a change in equity of a business enterprise during a period, resulting from transactions from non-owner sources. There have been no items qualifying as other comprehensive income (loss) and, therefore, for all periods presented, the Company’s comprehensive income (loss) was the same as its reported net income (loss).

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

Net (Loss) Income per Share of Common Stock

Basic net (loss) income per common share is calculated by dividing the net (loss) income attributable to common stockholders by the weighted-average number of common shares outstanding during the period, without consideration for potentially dilutive securities. Diluted net (loss) income per share is computed by dividing net (loss) income by the weighted-average number of common shares outstanding and potentially dilutive securities during the period under the treasury stock method. For purposes of the diluted net (loss) income per share calculation, stock options and employee purchase plan shares are considered to be potentially dilutive securities. Securities are excluded from the computation of diluted net (loss) income per share if their effect would be anti-dilutive to earnings per share. Because the Company has reported a net loss for the years ended December 31, 2018 and 2017, diluted net loss per common share is the same as basic net loss per common share for those periods.

Recently Adopted Accounting Pronouncements

In November 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, which clarifies the presentation of restricted cash and restricted cash equivalents in the statements of cash flows. Under the ASU, restricted cash and restricted cash equivalents are included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts presented on the statements of cash flows. The ASU is intended to reduce diversity in practice in the classification and presentation of changes in restricted cash on the Consolidated Statement of Cash Flows. The ASU requires that the Consolidated Statement of Cash Flows explain the change in total cash and equivalents and amounts generally described as restricted cash or restricted cash equivalents when reconciling the beginning-of-period and end-of-period total  amounts. The ASU also requires a reconciliation between the total of cash and equivalents and restricted cash presented on the Consolidated Statement of Cash Flows and the cash and equivalents balance presented on the Consolidated Balance Sheet. The ASU was effective retrospectively on January 1, 2018, with early adoption permitted. This guidance was adopted during the quarter ended March 31, 2018. Upon adoption of this guidance, prior periods were retrospectively adjusted to conform to the current period’s presentation. For the year ended December 31, 2017, the Company had previously disclosed $0.2 million of restricted cash as net cash used in financing activities. The effect of the adoption of ASU 2016-18 on the Company’s consolidated statement of cash flows was to reduce net cash used in financing by $0.2 million and include restricted cash balances in the balances of cash and cash equivalents and restricted cash.

In May 2017, the FASB issued ASU 2017-09, Compensation—Stock Compensation (Topic 718), Scope of Modification Accounting. The new standard clarifies when to account for a change to the terms or conditions of a share-based payment award as a modification. ASU 2017-09 was effective for the Company in the first quarter of 2018, with early adoption permitted. The Company adopted this guidance during the quarter ended March 31, 2018, and the adoption did not have a material effect on its consolidated financial statements

Recently Issued Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in ASC 605, Revenue Recognition. This ASU is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. Numerous updates were issued in 2016 that provide clarification on a number of specific issues as well as requiring additional disclosures. The effective date is the Company’s annual fiscal year 2019 and interim periods thereafter, using one of two retrospective application methods: the full retrospective method or the modified retrospective method. The Company plans to adopt the standard in fiscal year 2019 using the modified retrospective method. The Company does not expect the new standard to have a material impact on the recognition of revenue from its reagent protein product sales. The Company is currently evaluating the impact of the new standard on historical revenue recorded for its collaboration agreements. This ongoing evaluation is dependent upon the resolution of certain questions relating to the application of the new revenue recognition guidance for collaboration agreements which will ultimately determine the impact, if any, the adoption of this standard may have on the consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which was subsequently amended in July 2018 by ASU No. 2018-10, Codification Improvements to Topic 842, Leases and ASU No. 2018-11, Leases (Topic 842): Targeted Improvements. This ASU increases transparency and comparability by recognizing a lessee’s rights and obligations resulting from leases by recording them on the balance sheet as right-of-use assets and lease liabilities. The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification dictates whether lease expense is to be recognized based on an effective interest method or on a straight-line basis over the term of the lease. Additional qualitative and quantitative disclosures will be required to give financial statement users information on the amount, timing and judgments related to a reporting entity’s cash flows arising from leases. This guidance is effective for the Company in its annual fiscal year 2020 and interim periods thereafter. The Company is currently evaluating the impact of the adoption of this accounting standard update on its consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. This updated guidance eliminates Step 2 from the current two-step quantitative model for goodwill impairment tests. Step 2 required an entity to calculate an implied fair value, which included a hypothetical purchase price allocation requirement, for reporting units that failed Step 1. Per this updated guidance, a goodwill impairment will instead be measured as the amount by which a reporting unit’s carrying value exceeds its fair value as identified in Step 1. This guidance is effective for fiscal years beginning after December 15, 2019, including interim periods within that reporting period. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The adoption of this guidance is not expected to have a material impact on the consolidated financial statements.

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

In November 2018, the FASB issued ASU No. 2018-18, Collaborative Arrangements (Topic 808)—Clarifying the Interaction between Topic 808 and Topic 606. The amendments in ASU No. 2018-18 make targeted improvements to generally accepted accounting principles for collaborative arrangements by clarifying that certain transactions between collaborative arrangement participants should be accounted for as revenue under Accounting Standard Codification 606, Revenue from Contracts with Customers, or ASC 606, when the collaborative arrangement participant is a customer in the context of a unit of account. In those situations, all the guidance in ASC 606 should be applied, including recognition, measurement, presentation, and disclosure requirements. In addition, unit-of-account guidance in ASC 808 was aligned with the guidance in ASC 606 when an entity is assessing whether the collaborative arrangement or a part of the arrangement is within the scope of ASC 606. ASU No. 2018-18 is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Early adoption is permitted, including adoption in any interim period. The amendments in ASU No. 2018-18 are required to be applied retrospectively to the date of initial application of ASC 606. The Company is currently evaluating the impact of ASU No. 2018-08 on its consolidated financial statements.

2. Fair Value Measurements

The fair value measurements of the Company’s cash equivalents and investments, which are measured at fair value on a recurring basis as of December 31, 2018 and 2017, were determined using the inputs described above and are as follows:

	Total	Fair Value Measurements at Reporting Data Using
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
December 31, 2018
Cash and money market funds	$56,420	$56,420	$—	$—

Total assets measured at fair value	$56,420	$56,420	$—	$—

December 31, 2017
Cash and money market funds	$57,864	$57,864	$—	$—

Total assets measured at fair value	$57,864	$57,864	$—	$—

Cash and money market funds at December 31, 2018 and 2017 include restricted cash, which is included in current assets on the balance sheet.

3. Cash, Cash Equivalents and Restricted Cash

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the statement of cash flows.

	December 31, 2018	December 31, 2017
	(in thousands)
Cash and cash equivalents	$56,220	$57,664
Restricted cash	200	200

Total cash, cash equivalents and restricted cash shown in statement of cash flows	$56,420	$57,864

4. Property and Equipment

Property and equipment consisted of the following:

	December 31,
	2018	2017
	(in thousands)
Furniture and equipment	$367	$355
Computers and IT equipment	451	368
Purchased software	375	931
Lab and research equipment	9,154	8,131
Leasehold improvements	876	865
Construction-in-progress	328	162
Other fixed assets	83	64

Total property and equipment, gross	11,634	10,876
Less: accumulated depreciation and amortization	(3,963)	(3,479)

Property and equipment, net	$7,671	$7,397

Total property and equipment assets under capital lease were $1.0 million and $1.1 million as of December 31, 2018 and 2017, respectively. Accumulated depreciation related to assets under capital lease as of these dates were $137 thousand and $94 thousand, respectively. For the years ended December 31, 2018, 2017 and 2016, total depreciation and amortization expense was $1.1 million, $0.9 million and $0.7 million, respectively, and is included in cost of revenue, research and development and selling, general and administrative expenses in the accompanying consolidated statements of operations as follows:

	Years ended December 31,
	2018	2017	2016
	(in thousands)
Cost of revenue	$51	$—	$—
Research and development	938	549	416
Selling, general and administrative	159	327	254

Total depreciation and amortization expense	$1,148	$876	$670

5. Intangible Assets

Intangible assets consisted of the following:

	December 31,
	2018	2017
	(in thousands)
Customer relationships	$3,750	$3,750
Developed technology	4,400	4,400
Trade names	920	910

Gross intangible assets	9,070	9,060
Less: Accumulated amortization	(4,822)	(4,289)

Total intangible assets, net	$4,248	$4,771

Amortization expense related to intangible assets was $0.5 million for each of the years ended December 31, 2018, 2017 and 2016, respectively. Amortization expense is included within selling, general and administrative expense in the accompanying consolidated statements of operations. As of December 31, 2018, estimated amortization expense for the next five years amounts to approximately $0.5 million per year.

6. Accrued Liabilities

Accrued liabilities consisted of the following:

	December 31,
	2018	2017
	(in thousands)
Accrued vacation	$493	$477
Deferred rent	589	620
Accrued bonuses	1,748	1,672
Other accrued employee-related liabilities	302	462
Accrued professional fees	1,524	575
Accrued supplier liability	387	690
Accrued subcontractor costs	4,265	2,681
Accrued clinical trial costs	—	866
Other accrued liabilities	504	870

Total accrued liabilities	$9,812	$8,913

Clinical trial for PF708 ended in the first half of 2018. No further clinical trial costs were required to be accrued. Activity related to preparing for PF708’s NDA submission led to increased accruals for subcontractors and professional fees.

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

The upfront and option payment for the original Jazz agreement and the amendment are being deferred and will be recognized as revenue ratably over the period in which the Company expects services to be rendered for each respective unit of accounting. As previously disclosed, the estimated period of revenue recognition approximates a range of 15 to 32 months. Based on changes to this estimate that occurred during the quarter ended June 30, 2017, the Company modified the period of revenue recognition to range from 15 to 35 months. During the year ended December 31, 2017, the Company completed the service period related to one of the hematology products. In 2018, the Company achieved two development milestones and recognized $750 thousand in revenue for successful achievement of process development milestones for PF745. During the years ended December 31, 2018, 2017 and 2016, the Company recorded revenue of approximately $8.1 million, $21.6 million and $3.6 million related to the Jazz Collaboration, respectively. As of December 31, 2018 and 2017, deferred revenue associated with the Jazz collaboration was $2.7 million and $10.1 million, respectively. This deferred revenue will be recognized over the remaining period of performance from 3 to 6 months, subsequent to December 31, 2018.

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

The upfront payment of $2.5 million was not fixed and determinable. Due to a contract clause, the $2.5 million could be payable to NT Pharma if the NDA was not filed by a specified date and additional deliverables were required after NDA submission. Therefore, the upfront payment was recorded as deferred revenue in the accompanying consolidated balance sheet at December 31, 2018. The NDA was filed in December 2018, and NT Pharma received the information contractually required in January 2019.

Alvogen

In June 2018, the Company entered into an agreement with Alvogen in which the Company has granted Alvogen exclusive rights to commercialize PF708 in the United States. The Company will continue to be responsible for development and registration of PF708, while Alvogen is providing additional regulatory and development expertise. Alvogen has assumed responsibility for costs related to litigation, commercial manufacturing and supply chain, and commercialization of PF708. In consideration for the licenses and other rights granted in the development and license agreement, the Company received an upfront payment of $2.5 million and may be eligible to receive an additional $25 million in support and regulatory milestone payments. The Company may also be eligible to receive a 50% gross profit split on sales if the product is rated as Therapeutically Equivalent (AP) to Forteo and up to 40% if rated differently. The Company deems that the support and regulatory milestones are substantive.

In February 2019, the Company and Alvogen entered into agreements expanding the Company’s and Alvogen’s collaboration to develop and commercialize PF708 to the EU, to certain countries in the Middle East and North Africa (MENA) and to the ROW territories (the latter defined as all countries outside of the EU, US and MENA, excluding Mainland China, Hong Kong, Singapore, Malaysia and Thailand). Pfenex will be eligible to receive additional upfront and milestone payments of $2.5 million for the EU and MENA and additional potential milestone payments for ROW. For the EU, MENA and ROW, Pfenex may also be eligible to receive a gross profit split of up to 60% on product sales, depending on geography and cost of goods sold. See footnote 14—Subsequent Events for further information.

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

The upfront payment of $2.5 million received in 2018 is not fixed and determinable due to a contract clause that $2.5 million may be payable to Alvogen if the NDA approval is not transferred to Alvogen by a specified date; therefore, the upfront payment has been recorded as deferred revenue in the accompanying consolidated balance sheet. Alvogen supported certain agreed upon costs incurred by the Company in 2018 related to the preparation and filing of the NDA for PF708 totaling approximately $2.1 million. The Company recorded these reimbursement amounts in receivables and as a net against research and development expenses as of December 31, 2018 in the accompanying consolidated financial statements.

Pfizer

In February 2015, the Company entered into a development and license agreement with Pfizer (Pfizer Agreement) for the development and commercialization of PF582. Under the terms of the Pfizer Agreement, in March of 2015 the Company received a non-refundable license payment of $51.0 million on receipt of antitrust approval. Following Pfizer’s strategic review of the current therapeutic focus of its biosimilar pipeline, the Company and Pfizer entered into a termination agreement in August 2016, pursuant to which the Pfizer Agreement was terminated and all rights to PF582 were returned to the Company. Upon termination, $45.8 million of previously deferred revenue was recognized. For the year ended December 31, 2016, the Company recognized $48.0 million as license revenue related to the Pfizer Agreement.

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

In August 2015, the Company entered into a contract with BARDA for the advanced development of Px563L and RPA563 as a novel vaccine candidate for the prevention of anthrax infection (BARDA Advanced Development Agreement). The BARDA Advanced Development Agreement is a cost-plus fixed fee development contract valued at up to approximately $143.5 million, including a 30-month base period of performance of approximately $15.9 million, and eight option periods valued at a total of approximately $127.6 million. The base period of performance was initially from August 2015 through February 2018 and later extended through September 2018. In addition to the base period, BARDA exercised additional phases of the development contract effective January 2017, totaling $4.9 million and allowing for the continuing development of Px563L and RPA563. The period of performance for the two option periods was extended through September 2018 and December 2019. Over the course of 2018, the Company continued to collect favorable stability data for both products and also completed feasibility studies that demonstrated the compatibility of both products with the USP compendial relative potency method for anthrax. In addition, the Company completed adjuvant manufacturing optimization and bulk drug substance manufacturing process establishment runs at the commercial contract manufacturer. Potential next milestones are the triggering of analytical and non-clinical animal study options, leading to potential Phase 2 study in 2019, subject in each case to continued funding by BARDA. In May 2018, BARDA increased the funding for one of the option periods by approximately $1.7 million. This modification increased the total contract value if all options are exercised by BARDA to approximately $145.2 million.

Revenue is recognized in accordance with the authoritative guidance for revenue recognition including the authoritative guidance specific to federal government contractors. Reimbursable costs under this government contract primarily include direct labor, materials, subcontracts, accountable property and indirect costs. In addition, the Company receives a fixed fee under the BARDA contract, which is unconditionally earned as allowable costs are incurred and is not contingent on success factors. Reimbursable costs under this BARDA contract, including the fixed fee, are generally recognized as revenue in the period the reimbursable costs are incurred. The Company recorded revenues of $4.8 million, $5.5 million and $5.0 million for services performed in the years ended December 31, 2018, 2017 and 2016, respectively. Reimbursable costs related to fulfilling on this contract amounted to $3.7 million, $3.5 million and $3.9 million for the years ended December 31, 2018, 2017 and 2016, respectively, and are reflected in cost of revenue in the accompanying consolidated statements of operations. The billing of any overage in indirect cost rates over the approved provisional rates in the contract is not allowed. Any such overage is expensed as incurred. When and if final rates with Defense Contract Audit Agency are approved, the Company will recognize any change in revenue resulting from the rate change in the period such revised rates are approved and as such this would be considered a change in estimate. This agreement is subject to early termination and stop-work order in conformance with Federal Acquisition Regulations 52.249-6 and 52.242-15 whereupon BARDA may immediately terminate the agreement early for convenience or request the Company to stop all or any part of the work for a period of at least 90 days. If BARDA is not adequately funded, there is a potential that some or all of the follow-on options could be delayed or never elected.

The National Institute of Allergy and Infectious Diseases

In September 2012, the Company entered into a contract with the National Institute of Allergy and Infectious Diseases (NIAID) to provide services to advance vaccine components and technologies that accelerate the immune response for use in post-event settings following the intentional release of the NIAID Category A Priority Pathogen Bacillus anthracis or in response to naturally occurring outbreaks of infectious diseases caused by NIAID Category A Priority Pathogen B. anthracis. The arrangement was a cost-plus fixed fee contract comprised of a base program and 13 follow-on options at NIAID’s election. At the inception of the contract, both NIAID and the Company entered into the arrangement with the expectation that NIAID would fund all costs of development and no costs in excess of the arrangement would be incurred by the Company. The total amount of the contract including options was $22.9 million, with $2.2 million eligible for payment during the base program of approximately 14 months. The fixed fee was paid as specific activities were completed. NIAID exercised the first option period effective in January 2015, increasing the funding to $3.0 million. NIAID exercised the second option period effective May 2016, increasing the funding to approximately $4.1 million. The contract was extended through the end of December 31, 2017, when the development contract was completed in accordance with its terms.

Revenue was recognized in accordance with the authoritative guidance for revenue recognition including the authoritative guidance specific to federal government contractors. Reimbursable costs under this government contract primarily included direct labor, subcontracts and indirect costs. In addition, the Company received a fixed fee under the NIAID contract, which was unconditionally earned as allowable costs were incurred and was not contingent on success factors. Reimbursable costs under this NIAID contract, including the fixed fee, were generally recognized as revenue in the period the reimbursable costs were incurred. The Company recorded revenues of $0.3 million and $0.5 million for services performed in the years ended December 31, 2017 and 2016, respectively. Reimbursable costs related to fulfilling this contract amounted to $0.3 million and $0.4 million for the years ended December 31, 2017 and 2016, respectively, and are reflected in cost of revenues in the accompanying consolidated statements of operations. The billing of any overage in indirect cost rates over the approved provisional rates in the contract is not allowed. Such overage was expensed as incurred. When and if final rates with Defense Contract Audit Agency are approved, the Company will recognize any change in revenue resulting from the rate change in the period such revised rates are approved and as such this would be considered a change in estimate.

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

In September 2014, the Company amended the Lease to extend the term for an additional three years through March 31, 2024 and to an additional 7,315 square feet of leased space. The extended term on the existing space increased total estimated rent payments by approximately $1.4 million. Base rent payments for the new space commenced in December 2014 and increased total estimated rent payments over the life of the Lease by approximately $1.5 million. In November 2015, the Company further amended the Lease to add facilities consisting of 16,811 square feet. Base rent payments for the new space commenced in March 2016 and June 2016 and increased total estimated rent payments over the life of the Lease by approximately $2.3 million. In 2017, a sublease agreement was executed with a tenant to lease a portion of leased space from the Company for a term under one year. The amounts received are offset against rent expense.

Rent expense was $0.8 million, $0.7 million, and $0.7 million for the years ended December 31, 2018, 2017 and 2016, respectively, which is included in cost of revenue, research and development and selling, general and administrative expenses in the accompanying consolidated statements of operations as follows:

	Years Ended December 31,
	2018	2017	2016
	(in thousands)
Cost of revenue	$42	$—	$—
Research and development	417	326	364
Selling, general and administrative	293	407	375

Total rent expense	$752	$733	$739

In addition to the Lease, the Company has entered into operating and capital lease agreements for office and lab equipment that expire at various dates through 2021.

As of December 31, 2018, the total estimated future annual minimum lease payment obligations under the Company’s non-cancelable leasing arrangements, including the facilities lease described above, are as follows:

	Payment Amounts
	Operating Leases	Capital Leases	Total
	(in thousands)
2019	$901	$344	$1,245
2020	899	197	1,096
2021	909	1	910
2022	934	—	934
2023 and thereafter	1,206	—	1,206

Total future minimum lease payments	$4,849	$542	$5,391

Clinical Study and Development Activity Commitments

The Company has entered into agreements with contract research organizations and subcontractors to further develop its product candidates. The total contracted costs under these arrangements totaled approximately

$30.9 million as of December 31, 2018, of which $24.5 million has been incurred to date. These contracts can be cancelled at any time, with some having certain cancellation fees associated with the termination of the contract, and others that only obligate the Company through the termination date.

Contingencies

From time to time, the Company may be involved in legal proceedings, claims, and litigation in the ordinary course of business. At December 31, 2018 and 2017, there were no material legal proceedings.

9. Stock-Based Compensation

Summary Stock-Based Compensation Information

The following table summarizes stock-based compensation expense:

	Years Ended December 31,
	2018	2017	2016
	(in thousands)
Cost of revenues	$157	$265	$225
Research and development	1,418	1,028	822
Selling, general and administrative	1,604	1,830	2,109

Total	$3,179	$3,123	$3,156

	2018	2017	2016
	(in thousands)
Stock-based compensation from:
Stock options	$3,008	$2,993	$2,983
Employee stock purchase plan	171	130	173

Total	$3,179	$3,123	$3,156

Stock Option Plan

The Company’s board of directors adopted, and the Company’s stockholders approved, the Company’s 2009 Equity Incentive Plan (2009 Plan) in 2009. The 2009 Plan terminated in connection with the Company’s IPO in 2014 and, accordingly, no awards will be granted under the 2009 Plan following the IPO. However, the 2009 Plan will continue to govern outstanding awards granted thereunder. An aggregate of 1.1 million shares of common stock was reserved for issuance under the 2009 Plan. The 2009 Plan provided for the grant of incentive stock options and for the grant of nonstatutory stock options, restricted stock, restricted stock units, and stock appreciation rights to the Company’s employees, directors and consultants. As of December 31, 2018, awards covering 0.4 million shares of common stock were outstanding under the 2009 Plan.

In July 2014, the board of directors adopted a 2014 Equity Incentive Plan (2014 Plan) and the Company’s stockholders approved it. In May 2017, the Company’s stockholders approved an amendment to the 2014 Equity Incentive Plan (2014 Amended Plan), to, among other things, increase the available shares by 2.5 million. The 2014 Amended Plan provides for the grant of incentive stock options, within the meaning of Section 422 of the Internal Revenue Code, to employees and any parent and subsidiary corporations’ employees, and for the grant of nonstatutory stock options, restricted stock, restricted stock units, stock appreciation rights, performance units and performance shares to employees, directors and consultants and parent and subsidiary corporations’ employees and consultants. The shares available for issuance under the 2014 Amended Plan include shares returned to the 2009 Plan as the result of expiration or termination of awards (provided that the maximum number of shares that may be added to the 2014 Amended Plan pursuant to such previously granted awards under the 2009 Plan is 961,755 shares). The maximum number of shares that may be issued under the 2014 Amended Plan is 5.5 million plus shares added from 2009 Plan, if any. As of December 31, 2018, a total of 2.1 million shares of common stock were available for issuance pursuant to the 2014 Amended Plan. As of December 31, 2018, awards covering 3.4 million shares of common stock were outstanding under the 2014 Amended Plan.

In September 2016, the board of directors adopted the 2016 Inducement Equity Incentive Plan (2016 Plan). The 2016 Plan provides for the grant of nonstatutory stock options, restricted stock, restricted stock units, stock appreciation rights, performance units and performance shares to new employees. Stock options granted under the 2016 Plan have a term of ten years from the date of grant, the exercise price for the shares to be issued will be no less than 100% of the fair market value per share on the date of grant and generally vest over a four-year period. The maximum aggregate number of shares that may be issued under the 2016 Plan is 500,000 shares. As of December 31, 2018, a total of 0.1 million shares of common stock were available for issuance pursuant to the 2016 Plan. As of December 31, 2018, awards covering 0.4 million shares of common stock were outstanding under the 2016 Plan.

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

In July 2014, the board of directors adopted the 2014 Employee Stock Purchase Plan (ESPP) and the stockholders approved it. As of December 31, 2018, a total of 1,584,800 shares of common stock were available for issuance under the ESPP. In addition, the ESPP provides for annual increases in the number of shares available for sale under the ESPP on the first day of each fiscal year beginning in 2015, equal to the least of: (i) 355,618 shares; (ii) 1.5% of the outstanding shares of the common stock on the last day of the immediately preceding fiscal year; or (iii) such other amount as may be determined by the administrator. As of December 31, 2018, 131,305 shares have been purchased under the ESPP.

Stock Options

The exercise price of all options granted during the years ended December 31, 2018, 2017 and 2016 was equal to the estimated fair value of the underlying common stock on the date of grant. The fair value of each stock option granted is estimated on the grant date under the fair value method using the Black-Scholes model. The estimated fair values of the stock option, including the effect of estimated forfeitures, are then expensed over the requisite service period which is generally the vesting period. The following assumptions were used to estimate the fair value of stock options:

	Years Ended December 31,
	2018	2017	2016
Risk-free interest rate	2.7%	1.9%	1.5%
Expected volatility	71.2%	66.3%	67.5%
Expected dividend yield	0.0%	0.0%	0.0%
Expected life of options in years	6.3	5.5	6.2

The fair value of equity instruments that are ultimately expected to vest, net of estimated forfeitures, are recognized and amortized on a straight-line basis over the requisite service period. The Black-Scholes option-pricing model requires multiple subjective inputs, including a measure of expected future volatility. Prior to the Company’s IPO in 2014, the Company’s stock did not have a readily available market. Consequently, the expected future volatility was based on the historical volatility for comparable publicly traded companies over the most recent period commensurate with the estimated expected term of the Company’s stock options.

Beginning in the fourth quarter of 2016, the expected future volatility was based on the historical volatility for the Company’s common stock. Following the completion of the Company’s IPO, the fair value of options granted is based on the closing price of the Company’s common stock on the date of grant as quoted on the NYSE American.

The risk-free interest rate assumption is based upon observed interest rates during the period appropriate for the expected term of the options. The expected term of the options has been estimated using the simplified method to determine the expected life of the Company’s options due to insufficient activity as a basis from which to estimate future exercise patterns. With the exception of 1,217,784 shares of common stock issued in connection with the payment of all accrued and unpaid dividends on the preferred stock immediately prior to the completion of the Company’s IPO, the Company had never declared or paid dividends and has no plans to do so in the foreseeable future. Accordingly, the dividend yield assumption is based on the expectation that the Company will not pay dividends on its common stock in the future. Authoritative guidance requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The weighted-average grant date fair values of options granted during the years ended December 31, 2018, 2017 and 2016 were $2.47, $2.92 and $5.47, respectively. Total fair value of shares vested during the years ended December 31, 2018, 2017 and 2016 was $2.7 million, $3.9 million and $972 thousand, respectively.

Stock option transactions under the 2009, 2014 and 2016 Plans during the year ended December 31, 2018 were as follows:

	Number of Options (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2018	3,237	$7.50
Granted	1,789	3.77
Exercised	(44)	2.13
Cancelled (forfeited)	(827)	6.62

Outstanding at December 31, 2018	4,155	$6.13	7.30	$432
Vested and expected to vest at December 31, 2018	3,640	$6.39	7.05	$431
Vested and exercisable at December 31, 2018	1,981	$7.92	5.52	$429

The Company received $94 thousand, $26 thousand and $123 thousand for the years ended December 31, 2018, 2017 and 2016, respectively, for options exercised.

As of December 31, 2018, there was approximately $3.8 million of unrecognized compensation cost related to unvested stock option awards, and the weighted-average period over which this cost is expected to be recognized is 2.57 years.

The total aggregate intrinsic value, which is the amount, if any, by which the exercise price was exceeded by the estimated fair value of the Company’s common stock, of options exercised, was $0.1 million, $0.3 million and $0.6 million for the years ended December 31, 2018, 2017 and 2016, respectively.

10. Retirement Plan

The Company has a 401(k) Savings Plan (401(k)). The 401(k) is for the benefit of all qualifying employees and permits voluntary contributions by employees up to a maximum percentage allowable by current IRS regulations. During the years ended December 31, 2018, 2017 and 2016, the Company made matching contributions to the 401(k) of $0.3 million, $0.2 million and $0.2 million, respectively.

11. Income Taxes

The components of the income tax (benefit) expense are as follows:

	Years Ended December 31,
	2018	2017	2016
	(in thousands)
Current	$—	$(172)	$(2,164)
Deferred	—	—	1,955

Total benefit	$—	$(172)	$(209)

For the year ended December 31, 2018, the Company recorded zero tax expense. For the years ended December 31, 2017 and 2016, the Company recorded an income tax provision benefit of $0.2 million attributable to U.S. Federal refundable alternative minimum tax and state income tax. The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had no accrual for interest or penalties on its balance sheets at December 31, 2018 and 2017. The Company is subject to taxation in the United State and various state jurisdictions. The Company’s tax years 2013 and forward are subject to examination by the United States and tax years 2009 and forward in California and various state tax authorities.

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act makes broad and complex changes to the U.S. tax code, including, but not limited to, reducing the U.S. federal corporate tax rate from 35 percent to 21 percent for tax years beginning after December 31, 2017.

Pursuant to the SEC Staff Accounting Bulletin (“SAB”) No. 118, “Income Tax Accounting Implications of the Tax Cuts and Jobs Act” (“SAB 118”), a company may select between one of three scenarios to determine a reasonable estimate arising from the Tax Act. Those scenarios are (i) a final estimate which effectively closes the measurement window; (ii) a reasonable estimate leaving the measurement window open for future revisions; and (iii) no estimate as the law is still being analyzed. The Company was able to provide a reasonable estimate for the revaluation of deferred taxes by recording a net tax provision of $6.4 million in the period ending December 31, 2017 which is offset by a full valuation allowance. This tax expense is primarily due to the corporate rate reduction. The Company has also recorded a tax benefit of $0.2 million for the AMT credits which are refundable in tax year 2018 through 2022. During the quarter ended December 31, 2018, the Company completed its accounting for the impacts of the Tax Act. There were no significant changes to its estimate.

As of December 31, 2018, the Company had federal and state research and development credits carryforwards of approximately $6.6 million and $3.5 million, respectively, to offset potential tax liabilities. The federal research and development credits have a 20-year carryforward period and begin to expire in 2030 unless utilized. California research and development tax credits have no expiration. The Company has $79.9 million federal net operating loss carryforwards and $44.4 million of state net operating loss carryforwards as of December 31, 2018. Of the total federal net operating loss carryforwards, we have $38.4 million with no expiration dates. The remaining federal and state net operating losses can be carried forward until 2037 unless utilized.

Pursuant to Internal Revenue Code (IRC) Sections 382 and 383, annual use of the Company’s net operating loss and research and development credit carryforwards may be limited in the event a cumulative change in ownership of more than 50% occurs within a three-year period. The Company completed an IRC Section 382/383 analysis through December 31, 2014 regarding the limitation of net operating loss and research and development credit carryforwards and found that a greater than 50% cumulative change in ownership occurred in August 2014 in conjunction with the Company’s initial public offering. The Company has significant built in gains; therefore all the pre-change net operating losses were available for utilization.

The Company has not analyzed whether it has experienced an ownership change for purposes of Sections 382 and 383 of the Code since 2014. It may have experienced an ownership change in connection with the sale of securities pursuant to a predecessor registration statement or otherwise and it may experience ownership changes in the future as a result of shifts in its stock ownership. The Company plans to complete a Section 382/383 analysis as of December 31, 2018 to determine if it had an ownership change. As a result, if or when it earns net taxable income, the Company’s ability to use its pre-change NOLs to offset such taxable income may be subject to limitations.

Significant components of the Company’s deferred tax assets as of December 31, 2018 and 2017 are shown below. A valuation allowance of $30.5 million and $19.2 million for the years ended December 31, 2018 and 2017, respectively, has been established to offset deferred tax assets as realization of such assets is uncertain.

	December 31,
	2018	2017
	(in thousands)
Deferred tax assets
Net operating losses	$19,860	$10,968
Stock-based compensation	1,502	1,196
Research and development credits	8,157	5,473
Deferred revenue	1,907	2,581
Accruals and other	678	696

Total deferred tax assets	32,104	20,914

Deferred tax liabilities
Depreciation and amortization	(464)	(436)
Intangible assets	(1,097)	(1,267)

Total deferred tax liabilities	(1,561)	(1,703)

Valuation allowance	(30,543)	(19,211)

Net deferred tax asset	$—	$—

The provision for income taxes differs from the U.S. federal statutory tax rate primarily due to state and local income taxes, valuation allowance established, R&D credits and the impact of tax reform. A reconciliation of the Company’s effective tax rate and federal statutory tax rate at December 31, 2018, 2017 and 2016 is as follows:

	December 31,
	2018	2017	2016
	(in thousands)
Federal income taxes	$(8,328)	$(8,791)	$1,792
State income taxes	(1,065)	(949)	190
State rate changes	110	(392)	(1,080)
Impact of change in federal income tax rates	—	6,401	—
Stock-based compensation	401	623	489
Valuation allowance	11,332	4,728	130
Research and development credits	(2,684)	(1,897)	(1,683)
Permanent items and other	234	105	(47)

Total income tax (benefit) expense	$—	$(172)	$(209)

In accordance with authoritative guidance, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. The Company has an uncertain tax position with respect to its research and development credits as of December 31, 2018.

The following is a tabular reconciliation of the Company’s Unrecognized Tax Benefits activity (excluding interest and penalties):

	December 31,
	2018	2017	2016
	(in thousands)
Beginning balance of unrecognized tax benefits	$1,032	$730	$301
Additions based on tax positions related to the current year	351	361	369
Additions based on tax positions of prior years	11	—	79
Reductions for tax positions of prior years	—	(59)	(19)

Ending balance of unrecognized tax benefits	$1,394	$1,032	$730

As of December 31, 2018, if recognized, approximately $1.4 million would affect the effective tax rate if the Company did not have a full valuation allowance.

The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. No accrued interest or penalties were included in its consolidated balance sheets at December 31, 2018 or 2017, and the Company did not recognize any interest and/or penalties in its consolidated statements of operations during the years ended December 31, 2018, 2017, or 2016.

The Company does not anticipate significant increases or decreases within the next 12 months with respect to its unrecognized tax benefit.

The Company is subject to income tax in the United States, California and Massachusetts. The Company is subject to income tax examination by various state tax authorities for the years beginning in 2009 due to net operating losses and state statutes.

12. Net (Loss) Income Per Share of Common Stock

The following table summarizes the computation of basic and diluted net (loss) income per share attributable to common stockholders of the Company:

	December 31,
	2018	2017	2016
	(in thousands, except per share data)
Net (loss) income	$(39,593)	$(25,684)	$5,481

Weighted average shares used to compute basic net (loss) income per share	28,340	23,503	23,389
Dilutive effect of employee stock option plans	—	—	299

Dilutive weighted-average common shares outstanding	28,340	23,503	23,688
Basic and diluted net (loss) income per common share	$(1.40)	$(1.09)	$0.23

Basic net (loss) income per share is computed by dividing the net (loss) income by the weighted-average number of common shares outstanding for the period. Diluted net (loss) income per share is computed by dividing the net (loss) income by the weighted-average number of common shares and dilutive common stock equivalents outstanding for the period, determined using the treasury-stock method, if inclusion of these is dilutive. Because the Company reported a net loss for the years ended December 31, 2018 and 2017, diluted net loss per common share is the same as basic net loss per common share for those periods.

The following potentially dilutive securities outstanding at the end of the periods presented have been excluded from the computation of diluted shares outstanding because of their anti-dilutive impact to earnings per share:

	December 31,
	2018	2017	2016
	(in thousands)
Options to purchase common stock	4,155	3,237	1,774
Employee stock purchase plan	61	75	60

Total	4,216	3,312	1,834

13. Quarterly Financial Data (unaudited)

The following is a summary of the quarterly results of the Company for the years ended December 31, 2018 and 2017:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year Ended December 31
	(in thousands, except for per share data)
2018
Revenues	$3,746	$4,190	$3,570	$3,351	$14,857
Cost of revenues	1,520	924	1,479	1,099	5,022

Gross profit	2,226	3,266	2,091	2,252	9,835
Operating expenses	13,256	14,386	12,868	9,176	49,686
Other income, net	3	39	115	101	258

Net loss	(11,027)	(11,081)	(10,662)	(6,823)	(39,593)

Net loss per common share, basic and diluted	$(0.47)	$(0.41)	$(0.34)	$(0.22)	$(1.40)
Weighted-average common shares used in calculating basic and diluted net loss per share	23,569	26,771	31,437	31,461	28,340
2017
Revenues	$2,818	$3,029	$5,024	$17,909	$28,780
Cost of revenues	810	905	1,766	1,675	5,156

Gross profit	2,008	2,124	3,258	16,234	23,624
Operating expenses	12,084	14,486	12,111	10,918	49,599
Other income, net	44	38	35	2	119
Income tax benefit	—	—	—	172	172

Net (loss) income	(10,032)	(12,324)	(8,818)	5,490	(25,684)

Net (loss) income per share, basic and diluted	$(0.43)	$(0.52)	$(0.37)	$0.23	$(1.09)
Weighted-average common shares used in calculating net (loss) income per share:
Basic	23,436	23,486	23,539	23,548	23,503
Diluted	23,436	23,486	23,539	23,697	23,503

14. Subsequent Events

In February 2019, the Company and Alvogen entered into agreements expanding their collaboration to develop and commercialize PF708 to the EU, to certain countries in the Middle East and North Africa (MENA) and to the ROW territories (the latter defined as all countries outside of the EU, US and MENA, excluding Mainland China, Hong Kong, Singapore, Malaysia and Thailand). The Company believes this collaboration leverages Alvogen’s international experience and expertise in regulatory, IP and supply chain activities, as well as its network of specialty marketing and sales pharmaceutical companies in these regions. Subject to applicable regulatory approvals, PF708 will be commercialized in Europe and Switzerland by Theramex, a leading global specialty pharmaceutical company dedicated to Women’s Health, in MENA by SAJA, a Tamer Group company, and in ROW by Alvogen’s current and/or future commercialization partners. Under the terms of the agreements, Alvogen will be responsible for the local activities through Theramex, SAJA and its other commercialization partners and for overseeing any clinical development, regulatory, litigation, commercial manufacturing and commercialization. Pfenex is eligible to receive additional upfront and milestone payments of $2.5 million for the EU and MENA and additional potential milestone payments for ROW. For EU, MENA and ROW, Pfenex may also be eligible to receive a gross profit split of up to 60% on product sales, depending on geography and cost of goods sold.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s (SEC) rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2018 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Management conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on this assessment, management has concluded that its internal control over financial reporting was effective as of December 31, 2018.

Our independent registered public accounting firm, KPMG LLP, is not required to and has not issued an attestation report as of December 31, 2018 due to a transition period established by the rules of the SEC for newly public companies that have not lost their “emerging growth company” status as defined in the JOBS Act.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The information required by this item is incorporated herein by reference from our definitive proxy statement relating to our 2019 annual meeting of shareholders. The definitive proxy statement will be filed with the Securities and Exchange Commission within 120 days after the end of the 2018 fiscal year.

Codes of Ethics and Conduct

Our board of directors has adopted a code of business conduct and ethics that applies to all of our employees, officers, and directors, including our Chief Executive Officer, Chief Financial Officer, and other executive and senior financial officers. The full text of our Code of Ethics and Conduct is posted on the investor relations page of our website at http://pfenex.investorroom.com/corporate-governance. We will post amendments to our Code of Ethics and Conduct or waivers of our Code of Ethics and Conduct for directors and executive officers on the same website.

Item 11.	Executive Compensation

The information required by this item is incorporated herein by reference from our definitive proxy statement relating to our 2019 annual meeting of shareholders. The definitive proxy statement will be filed with the Securities and Exchange Commission within 120 days after the end of the 2018 fiscal year.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated herein by reference from our definitive proxy statement relating to our 2019 annual meeting of shareholders. The definitive proxy statement will be filed with the Securities and Exchange Commission within 120 days after the end of the 2018 fiscal year.

Item 13.	Certain Relationships and Related Transactions and Director Independence

The information required by this item is incorporated herein by reference from our definitive proxy statement relating to our 2019 annual meeting of shareholders. The definitive proxy statement will be filed with the Securities and Exchange Commission within 120 days after the end of the 2018 fiscal year.

Item 14.	Principal Accounting Fees and Services

The information required by this item is incorporated herein by reference from our definitive proxy statement relating to our 2019 annual meeting of shareholders. The definitive proxy statement will be filed with the Securities and Exchange Commission within 120 days after the end of the 2018 fiscal year.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of this report:

1.	Financial Statements

See Index to Financial Statements at Item 8 herein.

2.	Financial Statement Schedules

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

	Years Ended December 31,
	2018	2017	2016
	(in thousands)
Allowance for Doubtful Accounts:
Beginning balance	$—	$50	$408
Reductions and write-offs	—	(50)	(358)
Ending balance	$—	$—	$50

All other schedules have been omitted because they are not required, not applicable, or the required information is otherwise included.

3.	Exhibits

The documents listed in the Exhibit Index of this Annual Report on Form 10-K are incorporated by reference or are filed with this report, in each case as indicated therein (numbered in accordance with Item 601 of Regulation S-K).

EXHIBIT INDEX

Exhibit Number		Incorporated by Reference
	Description	Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of the Registrant.	8-K	001-36540	3.2	July 29, 2014

3.2	Amended and Restated Bylaws of the Registrant.	S-1	333-196539	3.3	June 5, 2014

4.1	Specimen Stock Certificate.	S-1/A	333-196539	4.1	June 23, 2014

10.1+	2009 Equity Incentive Plan and form of award thereunder.	S-1	333-196539	10.1	June 5, 2014

10.2+	Amended and Restated 2014 Equity Incentive Plan and form of award thereunder.	8-K	001-36540	10.1	May 8, 2017

10.3+	2014 Employee Stock Purchase Plan.	S-1/A	333-196539	10.3	July 7, 2014

10.4+	2016 Inducement Equity Incentive Plan and forms of award thereunder.	10-Q	001-36540	10.4	November 9, 2016

10.5	Form of Indemnification Agreement.	S-1	333-196539	10.4	June 5, 2014

10.6	Lease Agreement, dated June 22, 2010, between the Registrant and BRS-Tustin Safeguard Associates II, LLC.	S-1	333-196539	10.5	June 5, 2014

10.7	First Amendment to Multi-Tenant Industrial/Commercial Lease dated September 4, 2014 between the Registrant and BRS-Tustin Safeguard Associates II, LLC.	8-K	001-36540	10.1	September 25, 2014

10.8	Second Amendment to Multi-Tenant Industrial/Commercial Lease dated November 19, 2015 between the Registrant and BRS-Tustin Safeguard Associates II, LLC.	10-K	001-36540	10.7	March 10, 2016

10.9	Third Amendment to Multi-Tenant Industrial/Commercial Lease dated February 24, 2016 between the Registrant and BRS-Tustin Safeguard Associates II, LLC.	10-Q	001-36540	10.2	May 9, 2016

10.10†	Technology License Agreement, dated November 30, 2009, between the Registrant and The Dow Chemical Company.	S-1/A	333-196539	10.8	June 25, 2014

10.11	Grant Back License Agreement, dated November 30, 2009, between the Registrant and The Dow Chemical Company.	S-1	333-196539	10.9	June 5, 2014

10.12	Technology Assignment Agreement, dated November 30, 2009, between the Registrant and The Dow Chemical Company.	S-1	333-196539	10.10	June 5, 2014

10.13	Contribution Assignment and Assumption Agreement, dated November 30, 2009, between the Registrant and The Dow Chemical Company.	S-1	333-196539	10.11	June 5, 2014

10.14†	Subcontract Agreement, effective September 11, 2009, between the Registrant, as assignee of The Dow Chemical Company, and Science Applications International Corporation.	S-1/A	333-196539	10.12	June 25, 2014

Exhibit Number		Incorporated by Reference
	Description	Form	File No.	Exhibit	Filing Date

10.15†	Subcontract Agreement, Modification 21, effective September 12, 2014, between the Registrant, as assignee of The Dow Chemical Company, and Science Applications International Corporation.	10-Q	001-36540	10.4	November 14, 2014

10.16†	Cost Plus Fixed Fee Agreement, dated July 30, 2010, as amended December 18, 2014, between the Registrant and the United States Department of Health and Human Services.	10-K	001-36540	10.15	March 16, 2015

10.17	Modification No. 11, effective January 5, 2015, to Contract Agreement dated July 30, 2010, between the Registrant and the United States Department of Health and Human Services	10-Q	001-36540	10.6	May 14, 2015

10.18	Modification No. 12, effective May 5, 2015, to Contract Agreement dated July 30, 2010, between the Registrant and the United States Department of Health and Human Services.	10-Q	001-36540	10.1	August 13, 2015

10.19	Modification No. 13, effective July 23, 2015, to Contract Agreement dated July 30, 2010, between the Registrant and the United States Department of Health and Human Services.	10-Q	001-36540	10.2	November 13, 2015

10.20†	Modification No. 14, effective October 20, 2015, to Contract Agreement dated July 30, 2010, between the Registrant and the United States Department of Health and Human Services.	10-K	001-36540	10.20	March 10, 2016

10.21†	Modification No. 15, effective March 14, 2016, to Contract Agreement dated July 30, 2010, between the Registrant and the United States Department of Health and Human Services.	10-Q	001-36540	10.4	May 9, 2016

10.22+	Executive Employment Agreement, dated June 20, 2014, between the Registrant and Bertrand C. Liang.	S-1/A	333-196539	10.20	June 23, 2014

10.23+	Executive Employment Agreement, dated June 20, 2014, between the Registrant and Paul A. Wagner.	S-1/A	333-196539	10.21	June 23, 2014

10.24+	Executive Employment Agreement, dated June 20, 2014, between the Registrant and Patricia Lady.	S-1/A	333-196539	10.22	June 23, 2014

10.25+	Executive Employment Agreement, dated June 20, 2014, between the Registrant and Patrick K. Lucy.	S-1/A	333-196539	10.23	June 23, 2014

10.26+	Executive Employment Agreement, dated June 20, 2014, between the Registrant and Henry W. Talbot.	S-1/A	333-196539	10.24	June 23, 2014

Exhibit Number		Incorporated by Reference
	Description	Form	File No.	Exhibit	Filing Date

10.27+	Executive Employment Agreement, dated November 3, 2014, between the Registrant and Hubert C. Chen.	10-K	001-36540	10.29	March 16, 2015

10.28+	Executive Employment Agreement, dated September 26, 2016, between the Registrant and Steven Sandoval, Sr.	10-Q	001-36540	10.3	November 9, 2016

10.29+	Executive Employment Agreement, dated August 3, 2017, between the Registrant and Evert B. Schimmelpennink.	8-K	001-36540	10.1	August 3, 2017

10.30+	Executive Employment Agreement, effective February 1, 2018, between the Registrant and Susan A. Knudson.	8-K	001-36540	10.1	January 4, 2018

10.31+	Executive Employment Agreement, effective October 1, 2018, between the Registrant and Shawn A. Scranton, PharmD.	8-K	001-36540	10.1	September 11, 2018

10.32+	Separation Agreement and Release by and between the Company and Bertrand C. Liang effective January 23, 2017.	8-K	001-36540	10.1	January 24, 2017

10.33+	Consulting Agreement by and between the Company and Bertrand C. Liang effective January 23, 2017.	8-K	001-36540	10.1	January 24, 2017

10.34+	Mutual Separation Agreement and Mutual Release by and between the Company and Paul Wagner dated September 7, 2017.	8-K	001-36540	10.1	September 7, 2017

10.25+	Consulting Agreement by and between the Company and Paul Wagner effective September 7, 2017.	8-K	001-36540	10.1	September 7, 2017

10.36+	Mutual Separation Agreement and Mutual Release by and between the Company and Steven S. Sandoval, Sr. dated September 7, 2017.	8-K	001-36540	10.3	September 7, 2017

10.37+	Transition Agreement and Release by and between the Company and Hubert C. Chen dated August 16, 2018.	10-Q	001-36540	10.1	November 7, 2018

10.38+	Executive Incentive Compensation Plan.	S-1/A	333-196539	10.27	June 23, 2014

10.39†	Contract Agreement, dated September 27, 2012, between the Registrant and the National Institutes of Health.	S-1/A	333-196539	10.25	June 25, 2014

10.40	Modification No. 3, dated October 31, 2014, to Contract Agreement, dated September 27, 2012, between the Registrant and the National Institutes of Health.	10-K	001-36540	10.32	March 16, 2015

10.41†	Modification No. 4, dated January 5, 2015, to Contract Agreement, dated September 27, 2012, between the Registrant and the National Institutes of Health.	10-K	001-36540	10.33	March 16, 2015

Exhibit Number		Incorporated by Reference
	Description	Form	File No.	Exhibit	Filing Date
10.42†	Modification No. 5, dated April 5, 2015, to Contract Agreement, dated September 27, 2012, between the Registrant and the National Institutes of Health.	S-1	333-203418	10.34	April 15, 2015

10.43†	Modification No. 6, dated November 2, 2015, to Contract Agreement, dated September 27, 2012, between the Registrant and the National Institutes of Health.	10-K	001-36540	10.43	March 10, 2016

10.44†	Modification No. 7, dated February 22, 2016, to Contract Agreement, dated September 27, 2012, between the Registrant and the National Institutes of Health.	10-Q	001-36540	10.3	May 9, 2016

10.45†	Modification No. 8, dated May 16, 2016, to Contract Agreement, dated September 27, 2012, between the Registrant and the National Institutes of Health.	10-Q	001-36540	10.1	August 8, 2016

10.46†	Modification No. 9, effective September 28, 2016, to Contract Agreement, dated September 27, 2012, between the Registrant and the National Institutes of Health.	10-Q	001-36540	10.2	November 9, 2016

10.47†	Modification No. 10, effective October 31, 2016, to Contract Agreement, dated September 27, 2012, between the Registrant and the National Institutes of Health.	10-K	001-36540	10.53	March 15, 2017

10.48†	Development and License Agreement, dated February 9, 2015, between the Registrant and Hospira Bahamas Biologics Ltd.	S-1/A	333-203418	10.35	April 23, 2015

10.49†	Cost Plus Fixed Fee Agreement, dated August 14, 2015 between the Registrant and the United States Department of Health and Human Services.	10-Q/A	001-36540	10.1	February 23, 2016

10.50†	Modification No. 1, effective October 15, 2015, to Cost Plus Fixed Fee Agreement, dated August 14, 2015, between the Registrant and the United States Department of Health and Human Services.	10-K	001-36540	10.46	March 10, 2016

10.51†	Modification No. 2, effective February 17, 2016, to Cost Plus Fixed Fee Agreement, dated August 14, 2015, between the Registrant and the United States Department of Health and Human Services.	10-Q	001-36540	10.1	May 9, 2016

10.52†	Modification No. 3, effective November 29, 2016, to Cost Plus Fixed Fee Agreement, dated August 14, 2015, between the Registrant and the United States Department of Health and Human Services.	10-K	001-36540	10.58	March 15, 2017

Exhibit Number		Incorporated by Reference
	Description	Form	File No.	Exhibit	Filing Date

10.53†	Modification No. 4, effective January 9, 2017, to Cost Plus Fixed Fee Agreement, dated August 14, 2015, between the Registrant and the United States Department of Health and Human Services.	10-K	001-36540	10.59	March 15, 2017

10.54†	Modification No. 5, effective August 2, 2017, to Cost Plus Fixed Fee Agreement, dated August 14, 2015, between the Registrant and the United States Department of Health and Human Services.	10-Q	001-36540	10.6	November 9, 2017

10.55†	Modification No. 6, effective May 15, 2018, to Cost Plus Fixed Fee Agreement, dated August 14, 2015, between the Registrant and the United States Department of Health and Human Services.	10-Q	001-36540	10.2	August 8, 2018

10.56†	Modification No. 7, effective September 14, 2018, to Cost Plus Fixed Fee Agreement, dated August 14, 2015, between the Registrant and the United States Department of Health and Human Services.	10-Q	001-36540	10.2	November 7, 2018

10.57†	License and Option Agreement, dated July 27, 2016, by and between the Registrant and Jazz Pharmaceuticals Ireland Limited.	10-Q	001-36540	10.1	November 9, 2016

10.58†	Amended License and Option Agreement, dated December 19, 2017, by and between the Registrant and Jazz Pharmaceuticals Ireland Limited.	10-K/A	001-36540	10.68	June 6, 2018

10.59†	Development and License Agreement, dated April 18, 2018, by and between the Registrant and China NT Pharma Group Company Ltd	10-Q	001-36540	10.1	August 8, 2018

10.60†	Development and License Agreement, dated June 11, 2018, by and between the Registrant and Alvogen Malta Operations Ltd.	10-Q	001-36540	10.3	August 8, 2018

10.61	Sales Agreement, dated as of March 15, 2018, between Pfenex Inc. and William Blair & Company, L.L.C.	8-K	001-36540	1.1	March 15, 2018

23.1*	Consent of KPMG LLP, Independent Registered Public Accounting Firm.

24.1*	Power of Attorney (contained on signature page).

31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit Number		Incorporated by Reference
	Description	Form	File No.	Exhibit	Filing Date

31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1^	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
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

Date: March 11, 2019

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Evert B. Schimmelpennink Evert B. Schimmelpennink	Chief Executive Officer, President, Secretary, and Director (Principal Executive Officer)	March 11, 2019

/s/ Susan A. Knudson Susan A. Knudson	Chief Financial Officer (Principal Financial and Accounting Officer)	March 11, 2019

/s/ Jason Grenfell-Gardner Jason Grenfell-Gardner	Chairman and Director	March 11, 2019

/s/ Robin D. Campbell Robin D. Campbell	Director	March 11, 2019

/s/ Phillip M. Schneider Phillip M. Schneider	Director	March 11, 2019

Signature	Title	Date

/s/ John Taylor John Taylor	Director	March 11, 2019

/s/ Sigurdur Olafsson Sigurdur Olafsson	Director	March 11, 2019

/s/ Magda Marquet Magda Marquet	Director	March 11, 2019