Form 10-Q
period 2019-03-31
Pfenex Inc.
filed 2019-05-09
CIK 1478121

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	PFNX	NYSE American

As of May 1, 2019, the registrant had 31,501,980 shares of Common Stock ($0.001 par value) outstanding.

PFENEX INC.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

PFENEX INC.

Consolidated Balance Sheets

	March 31, 2019 (unaudited)	December 31, 2018
	(in thousands)
Assets
Current assets
Cash and cash equivalents	$45,754	$56,220
Restricted cash	200	200
Accounts and unbilled receivables, net	6,460	5,171
Income tax receivable	159	207
Other current assets	2,116	1,851

Total current assets	54,689	63,649
Property and equipment, net	7,596	7,671
Other long term assets	170	133
Intangible assets, net	4,115	4,248
Goodwill	5,577	5,577

Total assets	$72,147	$81,278

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$1,155	$2,005
Accrued liabilities	8,574	9,812
Current portion of deferred revenue	993	5,317
Current portion of capital lease obligations	321	316

Total current liabilities	11,043	17,450
Deferred revenue, less current portion	2,500	2,500
Capital lease obligations, less current portion	135	191

Total liabilities	13,678	20,141
Commitments and contingencies
Stockholders’ equity
Preferred stock, $0.001 par value, 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, par value $0.001, 200,000,000 shares authorized; 31,499,980 and 31,467,580 shares issued and outstanding at March 31, 2019 and December 31, 2018, respectively	32	32
Additional paid-in capital	263,398	262,405
Accumulated deficit	(204,961)	(201,300)

Total stockholders’ equity	58,469	61,137

Total liabilities and stockholders’ equity	$72,147	$81,278

The accompanying notes are an integral part of these unaudited consolidated financial statements.

PFENEX INC.

Consolidated Statements of Operations

(unaudited)

	Three Months Ended March 31,
(in thousands, except per share data)	2019	2018
Revenue	$10,362	$3,746
Cost of revenue	1,572	1,520

Gross profit	8,790	2,226
Operating expense
Research and development	7,923	8,806
Selling, general and administrative	4,597	4,450

Total operating expense	12,520	13,256

Loss from operations	(3,730)	(11,030)
Other income, net	69	3

Net loss	$(3,661)	$(11,027)

Net loss per common share:
Basic and diluted	$(0.12)	$(0.47)

Weighted-average common shares used in calculating net loss per share:
Basic and diluted	31,487	23,569

The accompanying notes are an integral part of these unaudited consolidated financial statements.

PFENEX INC.

Consolidated Statements of Cash Flows

(unaudited)

	Three Months Ended March 31,
	2019	2018
	(in thousands)
Cash flows from operating activities
Net loss	$(3,661)	$(11,027)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	311	274
Amortization of intangible assets	133	133
Stock-based compensation expense	880	909
Changes in operating assets and liabilities
Accounts and unbilled receivables	(1,289)	13
Other assets	(355)	106
Accounts payable	(822)	(333)
Accrued liabilities	(1,312)	1,032
Deferred revenue	(4,324)	(1,823)
Income tax receivable	101	478

Net cash used in operating activities	(10,338)	(10,238)

Cash flows from investing activities
Acquisitions of property and equipment	(111)	(333)

Net cash used in investing activities	(111)	(333)

Cash flows from financing activities
Repayments of capital lease obligations	(130)	(55)
Proceeds from exercise of stock options and other stock issuances	113	55
Payment for taxes related to net share settlement of equity award	—	(38)

Net cash used in financing activities	(17)	(38)

Net decrease in cash, cash equivalents and restricted cash	(10,466)	(10,609)
Cash, cash equivalents and restricted cash
Beginning of period	56,420	57,864

End of period	$45,954	$47,255

Supplemental disclosures of non-cash investing and financing activities
Acquisition under capital lease obligations	$—	$154
Asset acquisitions in accounts payable and accrued expenses	$222	$125
Restricted stock issuance for bonus accrual	$—	$56
Supplemental schedule of cash flow information
Cash paid for interest	$7	$11

The accompanying notes are an integral part of these unaudited consolidated financial statements.

PFENEX INC.

Consolidated Statements of Stockholders’ Equity

(unaudited)

(in thousands)

	Common Stock		Additional Paid in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2017	23,548	$24	$219,446	$(161,707)	$57,763
Restricted stock units	17	—	57	—	57
Issuance of common stock under employee stock purchase plan	19	—	55	—	55
Stock-based compensation expense	—	—	909	—	909
Net loss	—	—	—	(11,027)	(11,027)

Balance at March 31, 2018	23,584	$24	$220,467	$(172,734)	$47,757

Balance at December 31, 2018	31,468	$32	$262,405	$(201,300)	$61,137
Exercise of stock options	15	—	60	—	60
Issuance of common stock under employee stock purchase plan	17	—	53	—	53
Stock-based compensation expense	—	—	880	—	880
Net loss	—	—	—	(3,661)	(3,661)

Balance at March 31, 2019	31,500	$32	$263,398	$(204,961)	$58,469

The accompanying notes are an integral part of these consolidated financial statements

PFENEX INC.

Notes to Consolidated Financial Statements

1. Organization and Summary of Significant Accounting Policies

Business Activities and Organization

Pfenex Inc. (the Company or Pfenex) is a clinical-stage development and licensing biotechnology company focused on leveraging its Pfēnex Expression Technology® to develop and improve protein therapies for unmet patient needs. Using the patented Pfēnex Expression Technology platform, the Company has created an advanced pipeline of potential therapeutic equivalents, novel biologics, vaccine and vaccine components, and biosimilars. The Company’s lead product candidate is PF708, a therapeutic equivalent candidate to Forteo® (teriparatide) for the treatment of osteoporosis. In addition, in collaboration with Jazz Pharmaceuticals Ireland Limited (Jazz) the Company is developing hematology/oncology products including PF743, a recombinant crisantaspase, and PF745, a recombinant crisantaspase with half-life extension. Both PF743 and PF745 are being developed for the treatment of Acute Lymphoblastic Leukemia (ALL). The Company also uses its Pfēnex Expression Technology platform to produce CRM197, a diphtheria toxoid carrier protein used in prophylactic and therapeutic vaccine candidates under development by third parties.

Proposed Therapeutic Equivalent: PF708 – Teriparatide

PF708 is being developed as a therapeutic equivalent candidate to Forteo, which is approved and marketed by Eli Lilly and Company for the treatment of osteoporosis patients at a high risk of fracture. In December 2018, the Company submitted its new drug application (NDA) for Forteo to the United States Food and Drug Administration (FDA) and the FDA accepted the submission for substantive review in February 2019. In April 2018, the Company and China NT Pharma Group Company Ltd. (NT Pharma) entered into a Development and License Agreement (NT Pharma Agreement), pursuant to which the Company granted an exclusive license to NT Pharma to commercialize PF708 in Mainland China, Hong Kong, Singapore, Malaysia and Thailand and a non-exclusive license to conduct development activities in such territories with respect to PF708. The Company will be responsible for commercial manufacturing and will provide NT Pharma with the product for commercial sale. NT Pharma will be responsible for all regulatory submissions, development costs and costs associated with regulatory approvals in such territories. In June 2018, the Company and Alvogen Malta Operations Ltd. (Alvogen) entered into a Development and License Agreement (Alvogen Agreement) pursuant to which Alvogen has the exclusive right to commercialize and manufacture PF708 in the United States. The Company will continue to be responsible for development and registration of PF708 in the US, while Alvogen will provide regulatory and development expertise. In February 2019, the Company and Alvogen entered into additional agreements, extending Alvogen’s rights to commercialize and manufacture PF708 to include the European Union (EU), certain countries in the Middle East and North Africa (MENA) and to the rest of world (ROW) territories (excluding certain Asian countries granted to NT Pharma). Alvogen is responsible for local activities and for overseeing any clinical development, regulatory, litigation, commercial manufacturing and commercialization.

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

Additional Novel Vaccine and Biosimilar Pipeline Products

The Company has also been developing Px563L and RPA563, novel anthrax vaccine candidates, in response to the United States government’s unmet demand for increased quantity, stability and dose-sparing regimens of anthrax vaccine. The government contract is funded by the Biomedical Advanced Research and Development Authority (BARDA). The Company had initially entered into a development contract with BARDA in 2010. The $25.2 million fully-funded contract was completed in 2015, at which time BARDA awarded the Company a cost-plus fixed fee advanced development contract valued at up to approximately $143.5 million. In January 2017, BARDA exercised two options under its existing contract for further development of Px563L and RPA563. One of the exercised options was increased by $1.7 million in May 2018, which increased the total contract value to $145.2 million. In September 2018, BARDA extended the contract period of performance to December 2019. On March 29, 2019, the Company received notice from BARDA advising the Company of its decision not to exercise development options for cGMP manufacturing and potential Phase 1/2b study readiness for Px563L and RPA563. Following the receipt of the notice from BARDA and pursuant to ongoing discussions with BARDA, the Company is assessing the priority of this program in its portfolio.

The Company’s pipeline includes biosimilar candidates to certain reference products, including biosimilar candidates to Lucentis and Neulasta. Following the Company’s strategic review in November 2017, the Company decided to pause development activities on PF582, its biosimilar candidate to Lucentis and PF529, its biosimilar candidate to Neulasta, and focus development efforts elsewhere within the product portfolio while the Company continued to engage potential strategic partners to advance the programs and maximize value. The Company does not intend to advance its current biosimilar candidates without development and commercial collaboration partners.

At the Market Offering Program

In March 2018, the Company entered into an equity sales agreement (Sales Agreement) with William Blair & Company, L.L.C. (William Blair) to sell shares of the Company’s common stock having aggregate sales proceeds of up to $20.0 million, from time to time, through an “at the market” equity offering program under which William Blair will act as sales agent. Under the Sales Agreement, the Company sets the parameters for the sale of shares, including the number of shares to be issued, the time period during which sales are requested to be made, limitation on the number of shares that may be sold in any one trading day and any minimum price below which sales may not be made. As of March 31, 2019, the Company had not sold any shares under the Sales Agreement.

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

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles, or U.S. GAAP, for interim financial information and with the instructions of the Securities and Exchange Commission, or SEC, on Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by U.S. GAAP for complete financial statements. In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments necessary, which are of a normal and recurring nature, for the fair presentation of the Company’s financial position and of the results of operations and cash flows for the periods presented. These consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, as filed with the SEC. The results of operations for the interim period shown in this report are not necessarily indicative of the results that may be expected for any other interim period or for the full year.

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

As of March 31, 2019, the Company had an accumulated deficit of $205.0 million and expects to incur substantial operating losses for the next several years. The Company believes that its existing cash and cash equivalents and cash inflow from operations will be sufficient to meet its anticipated cash needs for at least the next 12 months from the date these unaudited consolidated financial statements are issued, including all of the Company’s necessary obligations for PF708 leading up to its potential commercial launch in the United States as early as the fourth quarter of 2019, subject to FDA approval of the NDA and other factors.

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

Concentrations

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents, investments and accounts and unbilled receivables. The Company has established guidelines intended to limit its exposure to credit risk by placing investments with high credit quality financial institutions, diversifying its investment portfolio and placing investments with maturities that help maintain safety and liquidity. All cash and cash equivalents were held at three major financial institutions as of March 31, 2019 and December 31, 2018. For the Company’s cash position of $46.0 million as of March 31, 2019, which included restricted cash of $0.2 million, the Company has exposure to credit loss for amounts in excess of insured limits in the event of non-performance by the institutions; however, the Company does not anticipate non-performance.

Additional credit risk is related to the Company’s concentration of receivables. As of March 31, 2019 and December 31, 2018, receivables were concentrated among two and three customers representing 85% and 87% of total net receivables, respectively. No allowance for doubtful accounts was recorded at March 31, 2019 or December 31, 2018. Revenue from three and two customers and/or collaboration partners represented 74% and 90% of total revenue for the three months ended March 31, 2019 and 2018, respectively.

A portion of revenue is earned from sales outside the United States. Non-U.S. revenue is denominated in U.S. dollars. A breakdown of the Company’s revenue from U.S. and non-U.S. sources for the three months ended March 31, 2019 and 2018 is as follows:

	Three Months Ended March 31,
	2019	2018
	(in thousands)
US Revenue	$2,275	$1,594
Non-US Revenue	8,087	2,152

	$10,362	$3,746

During the three months ended March 31, 2019 and 2018, Ireland accounted for more than 10% of the Company’s revenue. During the three months ended March 31, 2019, Malta and China also accounted for more than 10% of the Company’s revenue.

Fair Value of Financial Instruments

Financial instruments, including cash, cash equivalents, restricted cash and the lines of credit, are carried at cost, which management believes approximates fair value because of the short-term maturity of these instruments Fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, a three-tier fair value hierarchy has been established, which prioritizes the inputs used in measuring fair value as follows:

•

Level 1—Observable inputs such as quoted prices in active markets for identical assets or liabilities. Level 1 assets at March 31, 2019 and December 31, 2018 included the Company’s cash, cash equivalents and restricted cash. There were no Level 1 liabilities;

•

Level 2—Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly. The Company had no Level 2 assets or liabilities at March 31, 2019 or December 31, 2018; and

•

Level 3—Unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of assets or liabilities in which there is little or no market data. The Company had no Level 3 assets or liabilities at March 31, 2019 or December 31, 2018.

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

The Company assesses milestone payments on an individual basis and recognizes revenue from nonrefundable milestone payments when the earnings process is complete and the payment is reasonably assured. Nonrefundable milestone payments related to arrangements under which the Company has continuing performance obligations are recognized as revenue upon achievement of the associated milestone, provided that (i) the milestone event is substantive and its achievability was not reasonably assured at the inception of the agreement, and (ii) the amount of the milestone payment is reasonable in relation to the effort expended or the risk associated with the milestone event. For the three months ended March 31, 2019, revenue was recognized in connection with the achievement of Alvogen milestones. For the three months ended March 31, 2018, no revenue was recognized in connection with milestones.

The Company’s reagent protein products are primarily comprised of internally developed reagent protein products. Revenues for reagent product sales are reflected net of attributable sales tax. The Company generally offers a 30 day return policy. The Company recognizes reagent product revenue from product sales when it is realized or realizable and earned. As of March 31, 2019, the Company has had minimal product returns related to reagent protein product sales. Therefore, no reserve for warranty and return rights was recorded as of March 31, 2019 and December 31, 2018, respectively.

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

Recently Issued Accounting Pronouncements Not Yet Adopted

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in ASC 605, Revenue Recognition. This ASU is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. Numerous updates were issued in 2016 that provide clarification on a number of specific issues as well as requiring additional disclosures. The financial information included in the Company’s 2019 Form 10-K will be updated for the January 1, 2019 adoption date; this new guidance will be reflected for the first time in the Company’s 2019 Form 10-K but effective as of January 1, 2019 in that filing. However, the Company will continue to account for revenue recognition under ASC Topic 605 for interim periods in 2019 and will not be required to amend its Form 10-Q filings filed throughout 2019 to reflect the January 1, 2019 adoption date. The guidance allows for the use of one of two retrospective application methods: the full retrospective method or the modified retrospective method. The Company plans to adopt the standard in fiscal year 2019 using the modified retrospective method. The Company does not expect the new standard to have a material impact on the recognition of revenue from its reagent protein product sales. The Company is currently evaluating the impact of the new standard on historical revenue recorded for its collaboration agreements.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which was subsequently amended by ASU No. 2018-10, ASU No. 2018-11, ASU No. 2018-20 and ASU No. 2019-01. This ASU, as amended, increases transparency and comparability by recognizing a lessee’s rights and obligations resulting from leases by recording them on the balance sheet as right-of-use assets and lease liabilities. The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification dictates whether lease expense is to be recognized based on an effective interest method or on a straight-line basis over the term of the lease. Additional qualitative and quantitative disclosures will be required to give financial statement users information on the amount, timing and judgments related to a reporting entity’s cash flows arising from leases. The financial information included in the Company’s 2019 Form 10-K will be updated for the January 1, 2019 adoption date; this new guidance will be reflected for the first time in the Company’s 2019 Form 10-K but effective as of January 1, 2019 in that filing. However, the Company will continue to account for leases under ASC Topic 840 for interim periods in 2019 and will not be required to amend its Form 10-Q filings filed throughout 2019 to reflect the January 1, 2019 adoption date. The Company is currently evaluating the impact of the adoption of this accounting standard update on its consolidated financial statements.

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

2. Fair Value Measurements

The fair value measurements of the Company’s cash equivalents and investments, which are measured at fair value on a recurring basis as of March 31, 2019 and December 31, 2018, were determined using the inputs described above and are as follows:

		Fair Value Measurements at Reporting Date Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
March 31, 2019
Cash and money market funds	$45,954	$45,954	$—	$—

Total assets measured at fair value	$45,954	$45,954	$—	$—

December 31, 2018
Cash and money market funds	$56,420	$56,420	$—	$—

Total assets measured at fair value	$56,420	$56,420	$—	$—

Cash and money market funds at March 31, 2019 and December 31, 2018 include restricted cash, which is included in current assets on the balance sheet.

3. Cash, Cash Equivalents and Restricted Cash

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the statement of cash flows.

	March 31, 2019	December 31, 2018
	(in thousands)
Cash and cash equivalents	$45,754	$56,220
Restricted cash	200	200

Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$45,954	$56,420

The Company’s restricted cash balance of $0.2 million is bank collateral for its corporate credit card program.

4. Property and Equipment

Property and equipment consisted of the following:

	March 31, 2019	December 31, 2018
	(in thousands)
Furniture and equipment	$372	$367
Computers and IT equipment	451	451
Purchased software	395	375
Lab and research equipment	9,202	9,154
Leasehold improvements	943	876
Construction in progress	423	328
Other fixed assets	83	83

Total property and equipment, gross	11,869	11,634
Less: accumulated depreciation and amortization	(4,273)	(3,963)

Total property and equipment, net	$7,596	$7,671

Total property and equipment assets under capital lease were $1.0 million as of both March 31, 2019 and December 31, 2018. Accumulated depreciation related to assets under capital lease as of these dates were $162 thousand and $137 thousand, respectively. For the three months ended March 31, 2019 and 2018, total depreciation and amortization expense in both periods was $0.3 million and is included in research and development, selling, general and administrative expenses and cost of sales in the accompanying consolidated statements of operations as follows:

	Three Months Ended March 31,
	2019	2018
	(in thousands)
Cost of revenue	$11	$10
Research and development	253	226
Selling, general and administrative	47	38

Total depreciation and amortization expense	$311	$274

5. Intangible Assets

Intangible assets consisted of the following:

	March 31, 2019	December 31, 2018
	(in thousands)
Customer relationships	$3,750	$3,750
Developed technology	4,400	4,400
Trade names	920	920

Total intangible assets, gross	9,070	9,070
Less: Accumulated amortization	(4,955)	(4,822)

Total intangible assets, net	$4,115	$4,248

Amortization expense related to intangible assets was $0.1 million for each of the three months ended March 31, 2019 and 2018. Amortization expense is included within selling, general and administrative expense in the accompanying consolidated statements of operations. As of March 31, 2019, estimated amortization expense for the next five years amounts to approximately $0.5 million per year.

6. Accrued Liabilities

Accrued liabilities consisted of the following:

	March 31, 2019	December 31, 2018
	(in thousands)
Accrued vacation	$537	$493
Deferred rent	578	589
Accrued bonuses	503	1,748
Other accrued employee-related liabilities	412	302
Accrued professional fees	1,439	1,524
Accrued supplier liability	989	387
Accrued subcontractor costs	3,545	4,265
Other accrued liabilities	571	504

Total accrued liabilities	$8,574	$9,812

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

In December 2017, the Company and Jazz entered into an amended and restated agreement. In connection with the amendment and restatement of the Jazz Agreement (as amended, the Amended Jazz Agreement), the Company received a total of $18.5 million, consisting of an upfront payment of $5.0 million and a payment of $13.5 million for development achievement. In 2018, the Company achieved two development milestones and recognized revenue for successful achievement of process development milestones for PF745. The Company may be eligible to receive additional payments under the Amended Jazz Agreement of up to $188.5 million based on achievement of certain research and development, regulatory and sales-related milestones. The total remaining milestones are categorized as follows: $29.5 million based on achievement of certain research and development milestones; $34.0 million for certain regulatory milestones; and $125.0 million for sales milestones. For the non-sales-related milestones totaling $63.5 million, the Company conducted an evaluation as to whether they will be recorded using the milestone method and, as a result of this evaluation, estimates approximately $29.5 million of these non-sales-related milestones are deemed to be substantive. The Company may also be eligible to receive tiered royalties on worldwide sales of any products resulting from the collaboration at rates reduced from those under the 2016 agreement. Both Jazz and the Company will be contributing to the development efforts. Unless terminated earlier, the Amended Jazz Agreement will continue on a product-by-product basis for as long as Jazz is commercializing or having commercialized the products under the Amended Jazz Agreement.

In accordance with ASC 605-25, the Company identified all of the deliverables at the inception of the Jazz Agreement and again upon entering into the Amended Jazz Agreement. The deliverables have not changed under the amendment. The significant deliverables were determined to be the research and development services related to the pegaspargase product candidate option and for license and research and development activities of the other hematology/oncology products. The Company has determined that the license, together with the research and development activities, represent one unit of accounting for each product under license, as the license does not have standalone value from the respective development activities. The research and development activities related to the pegaspargase option were determined to have standalone value apart from the license and development activities for the other hematology/oncology products. The estimated selling price for the pegaspargase product candidate and the hematology/oncology products was determined using an income approach. In determining the estimated selling price, the Company considered costs expected to be incurred for internal labor, burden rates, internal margins, and subcontractors. Based on the Company’s considerations of estimated selling price, the Company allocated the original $15.0 million upfront and option payment as follows: $10.0 million to the pegaspargase product candidate and $2.5 million to each of the hematology/oncology products. For the $5.0 million upfront payment received under the terms of the Amended Jazz Agreement, the Company determined that $0.8 million represented development services performed prior to the amendment, which had been reimbursable under the original agreement. The remaining $4.2 million of the upfront payment was allocated to the remaining hematology product; the amount was deferred and is being recognized over the period of performance. The Amended Jazz Agreement provisions allow for Jazz to halt the advancement of one of the products under development and replace with others wherein the Company could potentially earn milestone revenue on those products. However, the Company believes it is unlikely Jazz would halt the advancement of the product under development and replace with other products. Therefore, none of the upfront payments were allocated to this option.

The upfront and option payment for the original Jazz agreement and the amendment are being deferred and is being recognized as revenue ratably over the period in which the Company expects services to be rendered for each respective unit of accounting. As previously disclosed, the estimated period of revenue recognition approximates a range of 15 to 32 months. Based on changes to this estimate that occurred during the quarter ended June 30, 2017, the Company modified the period of revenue recognition to range from 15 to 35 months. During the year ended December 31, 2017, the Company completed the service period related to one of the hematology products. During each of the three months ended March 31, 2019 and 2018, the Company recorded revenue of approximately $1.8 million related to the Jazz Collaboration. As of March 31, 2019 and December 31, 2018, deferred revenue associated with the Jazz collaboration was $0.9 million and $2.7 million, respectively. This deferred revenue will be recognized over the remaining period of performance ending June 30, 2019.

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

The upfront payment of $2.5 million was not fixed and determinable. Due to a contract clause, the $2.5 million could be payable to NT Pharma if the NDA was not filed by a specified date and additional deliverables were required after NDA submission. Therefore, the upfront payment was recorded as deferred revenue as of December 31, 2018. The deliverables were satisfied during the three months ended March 31, 2019, at which time the upfront payment was recognized as revenue.

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

In February 2019, the Company and Alvogen entered into agreements expanding the Company’s and Alvogen’s collaboration to develop and commercialize PF708 to the EU, to certain countries in the Middle East and North Africa (MENA) and to the ROW territories (the latter defined as all countries outside of the EU, US and MENA, excluding Mainland China, Hong Kong, Singapore, Malaysia and Thailand). Pfenex will be eligible to receive additional upfront and milestone payments of $2.5 million for EU and MENA and additional potential milestone payments for ROW. For EU, MENA and ROW, Pfenex may also be eligible to receive up to 60% of Alvogen’s gross profit derived from product sales, depending on geography and cost of goods sold.

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

The upfront payment of $2.5 million received in 2018 is not fixed and determinable due to a contract clause that $2.5 million may be payable to Alvogen if the NDA approval is not transferred to Alvogen by a specified date; therefore, the upfront payment has been recorded as deferred revenue in the accompanying consolidated balance sheet. In the three months ended March 31, 2019, a one-time support payment of $2.5 million was received by the Company from Alvogen upon FDA acceptance of the NDA in consideration of the Company’s production of consistency batches of PF708 product and related development and support activities. The payment was recorded as revenue during the three months ended March 31, 2019. Alvogen supported certain agreed upon costs incurred by the Company for PF708 related to the preparation and filing of the NDA and costs related to regulatory affairs, quality, manufacturing and supply chain. During the three months ended March 31, 2019, $0.4 million in costs were supported by Alvogen. Given that the Company and Alvogen first entered into an agreement in June 2018, no costs were reimbursed by Alvogen during the three months ended March 31, 2018. The Company records these reimbursement amounts in receivables and as a net against research and development expenses in the accompanying unaudited consolidated financial statements.

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

In August 2015, the Company entered into a contract with BARDA for the advanced development of Px563L and RPA563 as a novel vaccine candidate for the prevention of anthrax infection (BARDA Advanced Development Agreement). The BARDA Advanced Development Agreement is a cost-plus fixed fee development contract valued at up to approximately $143.5 million, including a 30-month base period of performance of approximately $15.9 million, and eight option periods valued at a total of approximately $127.6 million. The base period of performance was initially from August 2015 through February 2018 and later extended through September 2018. In addition to the base period, BARDA exercised additional phases of the development contract effective January 2017, totaling $4.9 million and allowing for the continuing development of Px563L and RPA563. The period of performance for the two option periods was extended through September 2018 and December 2019. In May 2018, BARDA increased the funding for one of the option periods by approximately $1.7 million. On March 29, 2019, the Company received notice from BARDA advising the Company of its decision not to exercise development options for cGMP manufacturing and potential Phase 1/2b study readiness for Px563L and RPA563. Following the receipt of the notice from BARDA and pursuant to ongoing discussions with BARDA, the Company is assessing the priority of this program in its portfolio.

Revenue is recognized in accordance with the authoritative guidance for revenue recognition including the authoritative guidance specific to federal government contractors. Reimbursable costs under this government contract primarily include direct labor, materials, subcontracts, accountable property and indirect costs. In addition, the Company receives a fixed fee under the

BARDA contract, which is unconditionally earned as allowable costs are incurred and is not contingent on success factors. Reimbursable costs under this BARDA contract, including the fixed fee, are generally recognized as revenue in the period the reimbursable costs are incurred and become billable. The billing of any overage in indirect cost rates over the approved provisional rates in the contract is not allowed. Any such overage is expensed as incurred. When and if final rates with Defense Contract Audit Agency are approved, the Company will recognize any change in revenue resulting from the rate change in the period such revised rates are approved and as such this would be considered a change in estimate. This agreement is subject to early termination and stop-work order in conformance with Federal Acquisition Regulations 52.249-6 and 52.242-15 whereupon BARDA may immediately terminate the agreement early for convenience, or request the Company to stop all or any part of the work for a period of at least 90 days. During the three months ended March 31, 2019 and 2018, revenue from BARDA was $0.7 million and $1.6 million, respectively.

8. Commitments and Contingencies

Capital Lease Agreements

Payment commitments for the Company’s capital leases are summarized as follows:

March 31, 2019
(in thousands)
2019	$252
2020	203
2021	1

Total future minimum lease payments	$456

The Company has operating and capital lease agreements for office and lab equipment that expire at various dates through 2021.

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

9. Stock-Based Compensation

Summary Stock-Based Compensation Information

The following table summarizes stock-based compensation expense:

	Three Months Ended March 31,
	2019	2018
	(in thousands)
Cost of revenue	$39	$59
Research and development	425	407
Selling, general and administrative	416	443

Total	$880	$909

Stock-based compensation from:
Stock options	$865	$833
Employee stock purchase plan	15	76

Total	$880	$909

The following table summarizes the Company’s stock option activity during the three months ended March 31, 2019:

	Number of Options (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2018	4,155	$6.13
Granted	941	3.98
Exercised	(15)	4.04
Cancelled (forfeited)	(146)	6.39

Outstanding at March 31, 2019	4,935	$5.71	7.57	$7,776

Vested and expected to vest at March 31, 2019	4,145	$6.02	7.24	$6,047
Vested and exercisable at March 31, 2019	2,306	$7.28	5.80	$2,413

The Company received approximately $60 thousand from stock option exercises during the three months ended March 31, 2019. No options were exercised during the three months ended March 31, 2018. Options outstanding at March 31, 2019 have a weighted average remaining contractual term of 7.6 years.

The exercise price of all options granted during the three months ended March 31, 2019 and 2018 was equal to the closing price of the Company’s common stock on the date of grant. The fair value of each stock option granted is estimated on the grant date under the fair value method using the Black-Scholes model. The estimated fair values of the stock option, including the effect of estimated forfeitures, are then expensed over the requisite service period which is generally the vesting period. The table below sets forth the weighted-average assumptions used to estimate the fair value of stock options:

	Three Months Ended March 31,
	2019	2018
Risk-free interest rate	2.6%	2.6%
Expected volatility	72.6%	71.0%
Expected dividend yield	0%	0%
Expected life of options in years	6.2	6.3

The weighted-average grant date fair value of options granted during the three months ended March 31, 2019 and 2018 was $2.64 and $2.24, respectively.

As of March 31, 2019, there was unrecognized compensation cost of approximately $6.7 million related to unvested stock option awards and the Company’s 2014 Employee Stock Purchase Plan, and the weighted-average period over which this cost is expected to be recognized is 2.94 years.

10. Income Taxes

During the three months ended March 31, 2019, the Company recorded no income tax expense. The Company expects to be in an overall taxable loss position for 2019. No tax expense is expected in the next several years as the Company expects to generate taxable net operating losses and corresponding valuation allowances due to its investments in its lead product candidates and other pipeline products.

11. Net Loss Per Share of Common Stock

The following table summarizes the computation of basic and diluted net loss per share attributable to common stockholders of the Company:

	Three Months Ended March 31,
	2019	2018
	(in thousands, except per share data)
Net loss	$(3,661)	$(11,027)

Weighted average shares used to compute basic and diluted net loss per share	31,487	23,569

Basic and diluted net loss per common share	$(0.12)	$(0.47)

Basic net loss per share is computed by dividing the net loss by the weighted-average number of common shares outstanding for the period. Diluted net loss per share is computed by dividing the net loss by the weighted-average number of common shares and dilutive common stock equivalents outstanding for the period, determined using the treasury-stock method, if inclusion of these is dilutive. Because the Company reported a net loss for the three months ended March 31, 2019 and 2018, diluted net loss per common share is the same as basic net loss per common share for those periods.

The following potentially dilutive securities outstanding at the end of the periods presented have been excluded from the computation of diluted shares outstanding because of their anti-dilutive impact to earnings per share:

	Three Months Ended March 31,
	2019	2018
	(in thousands)
Options to purchase common stock	4,935	4,496
Employee stock purchase plan	51	91

Total	4,986	4,587

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

The following discussion and analysis should be read together with our consolidated financial statements and the notes to those statements included elsewhere in this Form 10-Q. This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, that are based on our management’s beliefs and assumptions and on information currently available to our management. The forward-looking statements are contained principally in the section entitled “Risk Factors” and this Management’s Discussion and Analysis of Financial Condition and Results of Operations. Forward-looking statements include, but are not limited to:

•

the sufficiency of our cash and cash equivalents and cash generated from operations to meet our working capital and capital expenditure needs for the next 12 months, including our belief that we have sufficient cash resources to fund our costs leading up to the potential commercial launch of PF708 in the United States as early as the fourth quarter of 2019, subject to FDA approval of the new drug application and other factors;

•	our and any potential future collaboration partner’s ability to enroll patients in our clinical studies at the pace that we project;

•

our expectations regarding the initiation, timing, progress and the success of the design, primary and secondary end points, and duration of the clinical trials and planned clinical trials and studies for PF708, and our other product candidates, including our human factors study for PF708, and reporting results from same;

•

whether the results of our and our collaboration partners’ trials and studies will be sufficient to support domestic or global regulatory filings and approvals for PF708, including our expectations regarding the timing of receipt of approval by FDA of our NDA submitted in December 2018 for PF708 and whether we are able to obtain an “A” therapeutic equivalence designation for PF708 to the reference listed drug Forteo;

•	our and our collaboration partners’ ability to seek, obtain and maintain regulatory approval of PF708 or our other product candidates, and the timing of such potential regulatory approvals;

•	our ability to obtain an FDA determination that PF708 is therapeutically equivalent to Forteo;

•	our expectations regarding the earliest potential commercial launch of PF708 in the United States;

•	our reliance on third-parties to conduct clinical studies;

•	our reliance on third-party contract manufacturers and Alvogen to manufacture and supply our product candidates for us;

•	the benefits of the use of PF708, Px563L, RPA563 or any of our other product candidates;

•	the rate and degree of market acceptance of PF708, Px563L, RPA563 or any of our other product candidates, if approved for sale;

•	regulatory developments in the United States and foreign countries;

•	our expectations regarding government and third-party payor coverage and reimbursement;

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

•	our and our collaboration partners’ ability to compete with companies currently producing the reference products, including Forteo;

•	our ability to compete with companies that may also seek and obtain approval for therapeutically equivalent versions of Forteo;

•	our reliance on Jazz, Alvogen, NT Pharma and any future collaboration partner’s performance over which we do not have control;

•	our ability to retain and recruit key personnel, including development of a sales and marketing function;

•	our ability to obtain and maintain intellectual property protection for PF708, Px563L, RPA563, our Pfēnex Expression Technology or any other product candidates;

•	our estimates of our expenses, ongoing losses, future revenue, capital requirements and our needs for or ability to obtain additional financing;

•	our expectations regarding the market size, size of patient populations, and growth potential for our product candidates, if approved for commercial use;

•	our estimates of the expected patent expiration timelines for Forteo and other branded reference drugs and biologics;

•	our expectations regarding the time during which we will be an emerging growth company under the Jumpstart Our Business Startups Act;

•	our ability to develop new products and product candidates;

•	our ability to successfully establish and successfully maintain appropriate collaborations and derive significant revenue from those collaborations;

•	our financial performance; and

•	developments and projections relating to our competitors and our industry.

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

PfēnexTM and Pfēnex Expression Technology® are our primary registered trademarks. Other service marks, trademarks, and trade names referred to in this Form 10-Q are the property of their respective owners.

In this Form 10-Q, “we,” “us” and “our” refer to Pfenex Inc. and its subsidiaries.

Overview

We are a clinical-stage development and licensing biotechnology company focused on leveraging our Pfēnex Expression Technology to develop and improve protein therapies for unmet patient needs. Using the patented Pfēnex Expression Technology platform, we have created an advanced pipeline of potential therapeutic equivalents, novel biologics, vaccine and vaccine components, and biosimilars. Our lead product candidate is PF708, under development as a therapeutic equivalent drug candidate to Forteo ® (teriparatide) indicated for the treatment of osteoporosis. In December 2018, we submitted our new drug application (NDA) for PF708 to the United States Food and Drug Administration (FDA) and the FDA accepted the submission for substantive review in February 2019. In addition, we are developing hematology/oncology products including PF743, a recombinant crisantaspase, and PF745, a recombinant crisantaspase with half-life extension, in collaboration with Jazz Pharmaceuticals Ireland Limited (Jazz). Both PF743 and PF745 are being developed for the treatment of Acute Lymphoblastic Leukemia (ALL). We also use our Pfēnex Expression Technology platform to produce CRM197, a diphtheria toxoid carrier protein used in prophylactic and therapeutic vaccine candidates under development by third parties.

Product Candidates and Collaborations

The following table summarizes certain information about our lead product candidates and collaborations:

Product Candidate	Branded Reference Drug	Program	Proposed Indication
Proposed Therapeutic Equivalent
PF708 – Teriparatide	Forteo	• Licensed in the United States, EU, MENA, and Rest of World to Alvogen • Licensed in Mainland China, Hong Kong, Singapore, Malaysia, Thailand to NT Pharma	Osteoporosis

Multiple Hematology/Oncology Product Candidates	Various	• Jazz Pharmaceuticals Ireland Limited	Various

Our lead product candidate and collaborations include the following:

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

The PF708-301 study assessed PF708 and Forteo across multiple endpoints in both female and male osteoporosis patients and showed comparable overall profiles. We believe the PF708-301 and PF708-101 study results meet the requirements for demonstrating clinical safety, effectiveness and bioequivalence to support regulatory approval. These results from the PF708-301 study, along with the previously announced bioequivalence findings from the PF708-101 study in healthy subjects, supported our PF708 NDA submitted in December 2018. In July 2018 we had a constructive Pre-NDA meeting with the FDA which confirmed there were no additional clinical, nonclinical or analytical comparability studies requested by the FDA. We filed our NDA in December 2018 and the FDA accepted our submission for substantive review in February 2019, which we believe puts us and Alvogen on-track for a potential commercial launch in the United States as early as the fourth quarter of 2019, subject to FDA approval of the application and other factors.

PF708 is being developed pursuant to the 505(b)(2) regulatory pathway in the U.S. and references Forteo as the Reference Listed Drug. While we believe our application strategy could lead to launch in the U.S. as early as the fourth quarter of 2019, subject to FDA approval of the application, it is possible that various factors may delay potential approval and launch. We believe that our existing cash and cash equivalents and our cash inflow from operations will be sufficient to meet our anticipated cash needs for at least the next 12 months, including to fund all our necessary obligations leading up to the potential commercial launch in the United States as early as the fourth quarter of 2019, subject to FDA approval of the NDA and other factors. We believe the PF708 program in the U.S. may be leveraged for regulatory filings in other geographies, such as the European Union (EU). Alvogen, our collaboration partner, submitted a centralized application to the European Medicines Agency for Teriparatide on May 6, 2019.

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

Severity of AEs was assessed according to the Common Terminology Criteria for Adverse Events. Version 4.03

Figure 1. Study PF708-301 Lumbar-Spine Bone Mineral Density Results in Female and Male Patients

Figure 2. Study PF708-301 Bone Turnover Markers Results in All Patients

In June 2018, we and Alvogen entered into a Development and License Agreement (US Alvogen Agreement) pursuant to which Alvogen received the exclusive right to commercialize and manufacture PF708 in the United States. In February 2019 we and Alvogen expanded our collaboration, granting Alvogen exclusive rights to commercialize and manufacture PF708 in the EU, certain countries in the Middle East and North Africa (MENA), and the rest of world (ROW) territories (the latter defined as all countries outside of the EU, US and MENA, excluding Mainland China, Hong Kong, Singapore, Malaysia and Thailand). We believe this collaboration leverages Alvogen’s established international experience and expertise in regulatory, IP and supply chain activities, as well as its established network of specialty marketing and sales pharmaceutical companies in these regions. Subject to applicable regulatory approvals, PF708 will be commercialized in Europe and Switzerland by Theramex, a leading global specialty pharmaceutical company dedicated to Women’s Health, in MENA by SAJA, a Tamer Group company, and in ROW by Alvogen’s current and/or future commercialization partners. Under the terms of the agreements, Alvogen will be responsible for the local activities through Theramex, SAJA and its other commercialization partners and for overseeing any clinical development, regulatory, litigation, commercial manufacturing and commercialization. We are eligible to receive additional upfront and milestone payments of $2.5 million for the EU and MENA and additional potential milestone payments for ROW. For EU, MENA and ROW, we may also be eligible to receive up to 60% of Alvogen’s gross profit derived from product sales, if approved, depending on geography and cost of goods sold.

In April 2018, we and China NT Pharma Group Company Ltd. (NT Pharma) entered into a Development and License Agreement (NT Pharma Agreement), pursuant to which we granted an exclusive license to NT Pharma to commercialize PF708 in Mainland China, Hong Kong, Singapore, Malaysia and Thailand and a non-exclusive license to conduct development activities in such territories with respect to PF708. In accordance with the agreement, we received a payment of $2.5 million upon signing the NT Pharma Agreement and may be eligible to receive additional payments of up to $22.5 million based on the achievement of certain development, regulatory, and sales-related milestones. We may also be eligible to receive double-digit royalties on net sales of PF708. NT Pharma is responsible for any further development required to achieve regulatory approval as well as commercialization activities in the applicable territories.

In accordance with regulatory requirements we provided notice of Paragraph IV certification (“Notice Letter”) to Eli Lilly and Company (“Lilly”) on February 19, 2019 that PF708 does not infringe any valid claim of the ’334 patent. Under the Hatch-Waxman Act, Lilly had 45 days from the receipt of the Notice Letter to file a patent infringement lawsuit against us that would cause a 30-month litigation stay of approval for PF708. On April 11, 2019 we announced the expiration of the 45-day period for Lilly to file a lawsuit under the Hatch-Waxman Act and stay the approval of PF708 for 30 months. Because Lilly did not file a lawsuit within this time period, there will be no 30-month litigation stay delaying approval of PF708, and if approved by the FDA, we and our collaboration partners will be able to engage in the commercial manufacture, use, or sale of PF708.

In addition to seeking FDA approval of our PF708 NDA, we are also seeking “A” therapeutic equivalence designation for PF708 to the reference listed drug Forteo. We have received guidance from the FDA on requirements for a therapeutic equivalence designation, which may allow automatic substitution for the reference listed drug, depending on the applicable health care statutes and policies within each of the 50 states. Consistent with our ongoing dialogue with the FDA and its draft guidance document on demonstrating the therapeutic equivalence of drug-device combination products, we are planning to conduct a comparative human factors study that will directly compare users’ experiences with the pen injectors of PF708 and Forteo. This study is intended to further support a finding that PF708 is therapeutically equivalent to Forteo, and we expect to complete the study and have a full report available for FDA review before the PDUFA date of October 7, 2019 for our PF708 NDA. Even if we complete this comparative human factors study in a timely manner, the FDA does not typically make a therapeutic equivalence determination with an approval decision for a 505(b)(2) NDA. As we have stated previously, therefore, if the FDA approves PF708, we do not anticipate receiving a decision on an A-rating at the same time; instead, we anticipate receiving a decision not long thereafter.

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

•

CRM197 – We have both licenses and supply agreements in place for CRM197, which is a non-toxic mutant of diphtheria toxin. It is a well-characterized protein and functions as a carrier for polysaccharides and haptens, making them immunogenic. We developed a unique CRM197 production strain based on our Pseudomonas fluorescens platform and sell non-GMP and cGMP CRM197 to vaccine development-focused pharmaceutical partners. As a result of our development efforts, we previously entered into commercial licenses for production strains capable of producing CRM197 with both Merck & Co., Inc. (Merck) and Serum Institute of India Private Ltd., (SIIPL). Merck and SIIPL are currently using our CRM197 in multiple Phase 3 clinical trials for such diseases as pneumococcal and meningitis bacterial infections. These commercial license agreements with Merck and SIIPL contemplate potential maintenance and milestone fees as well as royalties on net sales.

•

Novel Modality Pipeline Products Exploration Program – Novel modalities are increasingly driving therapeutic breakthroughs. Our modality exploration program is designed to evaluate and pursue validated biologic pathways that are differentially druggable via a selected modality in specific diseases. We are currently exploring a range of modality platforms that are potentially compatible with our Pfēnex Expression Technology.

•

Additional Biosimilar and Novel Vaccine Pipeline Products – Our pipeline includes biosimilar candidates to certain reference products, including biosimilar candidates to Lucentis and Neulasta and two novel anthrax vaccine candidates, Px563L and RPA563, which are funded by the Biomedical Advanced Research and Development Authority (BARDA). Following our strategic review in November 2017, we decided to pause development activities on PF582, our biosimilar candidate to Lucentis and PF529, our biosimilar to Neulasta, and focus development efforts elsewhere within the product portfolio while we continue to engage potential strategic partners to advance the programs and maximize value. We do not intend to advance our current biosimilar candidates without development and commercial collaboration partners. In March 2019 we received a notice from BARDA advising us of BARDA’s decision not to exercise development options for cGMP manufacturing, Preclinical Studies and Phase 1/2b study readiness in connection with our Px563L and RPA563 novel anthrax vaccine program. Following the receipt of the notice from BARDA and pursuant to ongoing discussions with BARDA, we are assessing the priority of this program in our portfolio.

To date, none of our product candidates, other than PF708, has completed clinical development or been submitted for regulatory review, and none of our product candidates has received marketing authorization from any regulatory agency. Therefore, we have not received revenue from the sale of any of our product candidates. Our product candidates are enabled by our patented protein production platform, Pfēnex Expression Technology, which we believe confers several important competitive advantages compared to traditional techniques for protein production. The platform has demonstrated a high success rate for the production of complex proteins with higher titers of high quality protein, as well as speed and cost advantages. The development of proteins requires several competencies which represent both challenges and barriers to entry. Due to their inherent complexity, proteins require the use of living organisms to efficiently produce them at a large scale. Traditional techniques for protein production employ a trial and error approach to production organism, or strain, selection and process optimization, which is inherently inefficient and typically produces suboptimal results. This historically inefficient process provides barriers to creating or replicating complex proteins, adds significant time to market and results in the high cost of goods typical of biologic therapeutics. Together, these limitations pose significant hurdles for companies interested in entering the market with novel biologics, biosimilars and therapeutic equivalents. Our platform utilizes a proprietary high throughput robotically-enabled parallel approach, which allows the construction and testing of thousands of unique protein production strains in parallel, thereby allowing us to produce and characterize complex proteins while reducing the time and cost of development and long-term production.

We have developed PF708 as a therapeutic equivalent candidate to Forteo, which achieved global product sales of approximately $1.6 billion in 2018. Almost half of these product sales came from the U.S. alone. In 2019, Forteo is expected to lose patent protection with respect to claims of patents listed in the Orange Book related to compounds, methods of treatment, and formulations in the U.S. An additional Orange Book listed patent, which has claims relating to the delivery system, U.S. Patent No. 7,517,334 (“the ’334 patent”) expires in 2025.

Our revenue for the three months ended March 31, 2019 and 2018 was $10.4 million and $3.7 million, respectively. Our historical revenue has been primarily derived from monetizing our Pfēnex Expression Technology platform through collaboration agreements, service agreements, government contracts and reagent protein product sales, which provide for various types of payments, including upfront payments, funding of research and development, milestone payments, intellectual property access fees and licensing fees.

As of March 31, 2019, we had an accumulated deficit of $205.0 million, of which $89.8 million was attributable to recognizing the accretion in the redemption value of our convertible preferred stock. We recognized net losses of $3.7 million and $11.0 million for the three months ended March 31, 2019 and 2018, respectively. As we continue to develop and invest more resources into the development and commercialization of our product candidates, our net operating losses will increase over the next several years. As a result, our research and development expenses will increase materially as we incur further costs of development. We currently utilize third-party clinical research organizations (CROs) to carry out our clinical development and we do not yet have an extensive sales organization. We will need substantial additional funding to support our operating activities, especially as we approach anticipated regulatory approval in the United States, Europe and other territories, and begin to establish our commercialization capabilities. Adequate funding may not be available to us on commercially reasonable terms, or at all. Since our inception we have funded our operations primarily through the sale and issuance of common stock in our public offerings, revenue from our collaboration agreements, government contracts, service agreements, and reagent protein product sales, our prior credit facility and the private placement of equity securities. We have devoted substantially all of our capital resources to the research and development of our product candidates and working capital requirements.

Recent Developments

On April 11, 2019 we announced the expiration of the 45-day period for Eli Lilly and Company (Lilly) to file a lawsuit under the Hatch-Waxman Act and stay the approval of PF708 for 30 months. Because Lilly did not file a lawsuit within this time period, there will be no 30-month litigation stay delaying approval of PF708, and if approved by the FDA, Pfenex will be able to engage in the commercial manufacture, use, or sale of PF708.

Critical Accounting Policies, Significant Judgments and Use of Estimates

Our management’s discussion and analysis of financial condition and results of operations is based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States, or GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported revenue and expenses during the reporting periods. These items are monitored and analyzed by us for changes in facts and circumstances, and material changes in these estimates could occur in the future. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Changes in estimates are reflected in reported results for the period in which they become known. Actual results may differ materially from these estimates under different assumptions or conditions. The accompanying unaudited consolidated financial statements and related financial information should be read in conjunction with the audited financial statements and related footnotes included in our Annual Report on Form 10-K for the year ended December 31, 2018. Except as otherwise disclosed, there have been no material changes in our critical accounting policies and estimates in the preparation of our financial statements during the three months ended March 31, 2019 compared to those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018, as filed with the SEC on March 11, 2019.

Results of Operations

Comparison of the three months ended March 31, 2019 and 2018

The following table summarizes our net loss during the periods indicated:

	Three Months Ended March 31,
(in thousands, except percentages)	2019	2018	Change
Revenue	$10,362	$3,746	177%
Cost of revenue	1,572	1,520	3%

Gross profit	8,790	2,226	295%
Operating expense
Research and development	7,923	8,806	(10)%
Selling, general and administrative	4,597	4,450	3%

Total operating expense	12,520	13,256	(6)%

Loss from operations	(3,730)	(11,030)	(66)%
Other income, net	69	3	2200%

Net loss	$(3,661)	$(11,027)	(67)%

Revenue

	Three Months Ended March 31,
(in thousands, except percentages)	2019	2018	Change
Revenue	$10,362	$3,746	177%

Revenue increased by $6.6 million, or 177%, to $10.4 million in the three month period ended March 31, 2019, compared to $3.7 million in the same period in 2018. The increase in revenue was primarily due to a milestone payment from Alvogen and recognition of deferred revenue from NT Pharma upon FDA acceptance of our NDA for PF708 for substantive review, and increases in sales of our CRM197 product, partially offset by a decrease in activity related to our Px563L product candidate under our government contract.

Given the nature of the therapeutic protein development process, revenue will fluctuate depending on stage of development.

Cost of Revenue

	Three Months Ended March 31,
(in thousands, except percentages)	2019	2018	Change
Cost of revenue	$1,572	$1,520	3%

Cost of revenue increased by approximately $0.1 million, or 3%, to $1.6 million in the three month period ended March 31, 2019, compared to $1.5 million in the same period in 2018. The increase was primarily due to greater sales of our CRM197 product, partially offset by decreased costs relating to our Px563L product candidate under our government contract.

Given the nature of the therapeutic protein development process, these costs will fluctuate depending on stage of development.

Research and Development

	Three Months Ended March 31,
(in thousands, except percentages)	2019	2018	Change
Research and development	$7,923	$8,806	(10)%

Research and development expenses decreased by approximately $0.9 million, or 10%, to $7.9 million in the three month period ended March 31, 2019, compared to $8.8 million in same period in 2018. This was primarily due to timing of expenses related to our lead product candidate PF708. Significant activity occurred leading up to submission of the NDA to the FDA, which occurred in December 2018.

We expect research and development expenses to vary considerably in the near future depending on the phase of the programs we are advancing. The timing and amount of expenses incurred for our product candidates will depend largely upon the outcomes of current or future clinical studies for our product candidates, as well as the related regulatory requirements, manufacturing costs and any costs associated with the advancement of our preclinical programs.

Selling, General and Administrative

	Three Months Ended March 31,
(in thousands, except percentages)	2019	2018	Change
Selling, general and administrative	$4,597	$4,450	3%

Selling, general and administrative expenses increased by $0.1 million, or 3%, to $4.6 million in the three month period ended March 31, 2019, compared to $4.5 million in the same period in 2018.

In future periods, we expect selling, general and administrative expenses to increase as we expand our operating activities and prepare for the commercialization of our product candidates.

Liquidity and Capital Resources

To date, we have funded our operations primarily through the sale and issuance of common stock in our public offerings, revenue from our collaboration agreements, government contracts, service agreements, and reagent protein product sales, our prior credit facility and the private placement of equity securities. At March 31, 2019, we had $45.8 million in cash and cash equivalents and $0.2 million in restricted cash as bank collateral for our corporate credit card program compared to $56.2 million in cash and cash equivalents and $0.2 million in restricted cash as of December 31, 2018.

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

In March 2018, we entered into an equity sales agreement (Sales Agreement) with William Blair & Company, L.L.C. (William Blair) to sell shares of our common stock having aggregate sales proceeds of up to $20.0 million, from time to time, through an “At the market” equity offering program under which William Blair will act as sales agent. Under the Sales Agreement, we set the parameters for the sale of shares, including the number of shares to be issued, the time period during which sales are requested to be made, limitation on the number of shares to be issued, the time period during which sales are requested to be made, limitation on the number of shares that may be sold in any one trading day and any minimum price below which sales may not be made. The Sales Agreement provides that William Blair will be entitled to compensation for its services that will equal 3.0% of the gross sales price per share of all shares sold through William Blair under the Sales Agreement. The Sales Agreement shall automatically terminate upon the issuance and sale of placement shares equaling sales proceeds of $20.0 million and may be terminated earlier by either us or William Blair upon five days’ notice. We have no obligation to sell any shares under the Sales Agreement and may at any time suspend solicitation and offers under the Sales Agreement. We have not sold any shares under the Sales Agreement.

On May 25, 2018, we closed an underwritten public offering of 7,820,000 shares of our common stock at a price of $5.50 per share, which included the full exercise by the underwriters of their option to purchase an additional 1,020,000 shares of our common stock, pursuant to our existing shelf registration statement. Net proceeds from the offering were approximately $39.5 million.

We believe that our existing cash and cash equivalents and our cash inflow from operations will be sufficient to meet our anticipated cash needs for at least the next 12 months including our obligations for PF708 leading up to the potential commercial launch in the United States as early as the fourth quarter of 2019, subject to FDA approval of the NDA and other factors. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. Further, our operating plan may change, and we may need additional funds to meet operational needs and capital requirements for product development and commercialization sooner than planned. We currently have no credit facility or committed sources of capital although we may receive milestone and other contingent payments under our current license and collaboration agreements. Because of the numerous risks and uncertainties associated with the development and commercialization of our product candidates and the extent to which we may enter into additional agreements with third parties to participate in their development and commercialization, we are unable to estimate the amounts of increased capital outlays and operating expenditures associated with our current and anticipated clinical trials and studies. Our future capital requirements will depend on many factors, including:

•	the timing and extent of spending on our research and development efforts, including with respect to PF708 and our other product candidates;

•	our ability to enter into and maintain collaboration, licensing, commercialization and other arrangements and the terms and timing of such arrangements;

•	the timing of the marketing approval for PF708, if any;

•	the cost to us of development, manufacturing and commercialization activities for PF708 and our other product candidates, if any;

•	the cost of preparing, filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights;

•	the receipt of any collaboration or milestone payments;

•	the scope, rate of progress, results and cost of our clinical trials and studies, preclinical testing and other related activities;

•	the emergence of competing technologies or other adverse market developments;

•	the time and costs involved in seeking and obtaining regulatory and marketing approvals in multiple jurisdictions for our product candidates that successfully complete clinical trials and studies;

•	the introduction of new product candidates and the number and characteristics of product candidates that we pursue;

•	the timing, receipt and amount of sales, profit sharing or royalties, if any, from our potential products;

•	the degree and rate of market acceptance of any products launched by us or our collaboration partner;

•	the expansion of our sales and marketing activities; and

•	the potential acquisition and in-licensing of other technologies, products or assets.

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

Cash Flows

The following table sets forth the primary sources and uses of cash, cash equivalents and restricted cash for each of the periods presented below:

	Three Months Ended March 31,
	2019	2018
	(in thousands)
Net cash (used in) provided by:
Operating activities	$(10,338)	$(10,238)
Investing activities	(111)	(333)
Financing activities	(17)	(38)

Net decrease in cash, cash equivalents and restricted cash	$(10,466)	$(10,609)

Net cash used in operating activities

Net cash used in operating activities was $10.3 million during the three months ended March 31, 2019 compared to $10.2 million during the same period in 2018. The decrease in net cash used in operating activities was primarily due to an increase in total revenues recognized in 2019 related to the FDA’s acceptance of the NDA for PF708.

Net cash used in investing activities

Net cash used in investing activities was $0.1 million during the three months ended March 31, 2019 compared to $0.3 million used in the same period in 2018. We used the funds to purchase property and equipment in both three month periods, with a greater amount of lab equipment acquired in the three months ended March 31, 2018 to support work used in preparing the NDA for PF708 filed in December 2018.

Net cash used in financing activities

Cash used in financing activities was $17 thousand during the three months ended March 31, 2019 compared to $38 thousand during the same period in 2018. In both periods, cash was used for repayment of capital lease obligations, offset by proceeds from cash provided by the issuance of common stock in connection with our Employee Stock Purchase Plan (ESPP). In addition, during the three months ended March 31, 2018, cash was used for the payment of employee taxes related to net share settlement of an equity award.

Off-Balance Sheet Arrangements

In the normal course of business, we enter into contracts and agreements that contain a variety of representations and warranties and provide for general indemnifications. Our exposure under these agreements is unknown because it involves claims that may be made against us in the future, but have not yet been made. As of March 31, 2019, we have not paid any claims or been required to defend any action related to our indemnification obligations. However, we may record charges in the future as a result of these indemnification obligations.

Contractual Obligations and Commitments

There have been no material changes during the three months ended March 31, 2019 to our contractual obligations disclosed in our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2018.

Recently Issued Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in ASC 605, Revenue Recognition. This ASU is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. Numerous updates were issued in 2016 that provide clarification on a number of specific issues as well as requiring additional disclosures. The financial information included in our 2019 Form 10-K will be updated for the January 1, 2019 adoption date; this new guidance will be reflected for the first time in our 2019 Form 10-K but effective as of January 1, 2019 in that filing. However, we will continue to account for revenue recognition under ASC Topic 605 for interim periods in 2019 and will not be required to amend our Form 10-Q filings filed throughout 2019 to reflect the January 1, 2019 adoption date. The guidance allows for the use of one of two retrospective application methods: the full retrospective method or the modified retrospective method. We plan to adopt the standard in fiscal year 2019 using the modified retrospective method. We do not expect the new standard to have a material impact on the recognition of revenue from our reagent protein product sales. We are currently evaluating the impact of the new standard on historical revenue recorded for our collaboration agreements.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which was subsequently amended by ASU No. 2018-10, ASU No. 2018-11, ASU No. 2018-20 and ASU No. 2019-01. This ASU, as amended, increases transparency and comparability by recognizing a lessee’s rights and obligations resulting from leases by recording them on the balance sheet as right-of-use assets and lease liabilities. The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification dictates whether lease expense is to be recognized based on an effective interest method or on a straight-line basis over the term of the lease. Additional qualitative and quantitative disclosures will be required to give financial statement users information on the amount, timing and judgments related to a reporting entity’s cash flows arising from leases. The financial information included in our 2019 Form 10-K will be updated for the January 1, 2019 adoption date; this new guidance will be reflected for the first time in our 2019 Form 10-K but effective as of January 1, 2019 in that filing. However, we will continue to account for leases under ASC Topic 840 for interim periods in 2019 and will not be required to amend our Form 10-Q filings filed throughout 2019 to reflect the January 1, 2019 adoption date. We are currently evaluating the impact of the adoption of this accounting standard update on our consolidated financial statements.

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

We are exposed to market risk in the ordinary course of our business. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of fluctuations in interest rates and foreign currency exchange rates. As of March 31, 2019, we did not hold or issue financial instruments for trading purposes.

Interest rate fluctuation risk

The primary objective of our investment activities is to preserve our capital to fund our operations. We also seek to maximize income from our cash and cash equivalents without assuming significant risk. To achieve our objectives, we invest our cash and cash equivalents in money market funds, treasury obligations, short term certificates of deposit and high-grade corporate securities, directly or through managed funds, with maturities of six months or less. As of March 31, 2019, we had cash and cash equivalents of $45.8 million consisting of cash of $12.2 million and investments of $33.6 million in highly liquid U.S. money market funds. A portion of our investments may be subject to interest rate risk and could fall in value if market interest rates increase. However, because our investments are primarily short-term in duration, we believe that our exposure to interest rate risk is not significant and a 100 basis point movement in market interest rates would not have a significant impact on the total value of our portfolio. We actively monitor changes in interest rates.

Foreign currency exchange risk

We contract with clinical research organizations, investigational sites and suppliers in foreign countries. We are therefore subject to fluctuations in foreign currency rates in connection with these agreements. We have not entered into any material foreign currency hedging contracts although we may do so in the future. To date we have not incurred any material effects from foreign currency changes on these contracts. The effect of a 10% adverse change in exchange rates on foreign currency denominated cash and payables as of March 31, 2019 would not have been material. However, fluctuations in currency exchange rates could harm our business in the future.

Inflation risk

Inflation may affect us by increasing our cost of labor and clinical trial costs. We do not believe that inflation has had a material effect on our business, financial condition or results of operations for any period presented herein.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s (SEC) rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2019 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On May 6, 2019, Pfenex filed two petitions for inter partes review of U.S. Patent No. 9,422,345 (“the ‘345 patent”; entitled “Expression System”), which is owned by GlaxoSmithKline Biologicals S.A., with the Patent Trial and Appeal Board (“PTAB”) of the U.S. Patent and Trademark Office seeking, inter alia, a determination that certain claims in the ‘345 patent” are invalid. The ‘345 patent relates to polynucleotides that express diphtheria toxin mutants, including the diphtheria toxin mutant CRM197. An institution decision by the PTAB is expected within the 2019 calendar year, and a final written decision determining the validity of the challenged claims of the ‘345 patent, if the petitions are instituted by the PTAB, by the end of 2020.

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

With the exception of two years, we have incurred annual net operating losses since inception, and to date have generated only limited revenue from government contracts, service agreements, collaboration agreements, and reagent protein product sales. We have recognized net losses of $3.7 million and $11.0 million for the three months ended March 31, 2019 and 2018 and $39.6 million for the year ended December 31, 2018, respectively. As of March 31, 2019, we had an accumulated deficit of $205.0 million and net working capital of $43.6 million. To date, we have funded our operations primarily through the sale and issuance of common stock in our public offerings, revenue from our collaboration agreements, government contracts, service agreements, and reagent protein product sales, our prior credit facility and the private placement of equity securities. As of March 31, 2019, we had capital resources consisting of cash and cash equivalents of $45.8 million. As we continue to develop and invest more resources into the development and commercialization of our product candidates, our net operating losses will increase over the next several years. To become profitable, we must successfully develop and obtain regulatory approval for our product candidates, and effectively manufacture and commercialize the product candidates we develop. We submitted our NDA for PF708 on December 10, 2018 and the United States Food and Drug Administration (FDA) accepted our submission for substantive review in February 2019. Alvogen Malta Operations Ltd. (Alvogen), our collaboration partner, submitted a centralized application to the EMA for Teriparatide on May 6, 2019. If we obtain regulatory approval to market PF708, or any other product candidate, our future revenue will depend upon the size of any markets in which PF708, or such other product candidate may receive approval, and our and our collaboration partners’ ability to achieve sufficient market acceptance, pricing, reimbursement from third-party payors, and adequate market share for our product candidates in those markets. We and our collaboration partners may never succeed in these activities and therefore may never generate revenue that is significant or large enough to achieve profitability. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to become and remain profitable could depress the market price of our common stock and could impair our ability to raise capital, expand our business, diversify our product offerings or continue our operations.

We will require substantial additional funds to seek and obtain regulatory approval for and commercialize our product candidates and, if additional capital is not available, we may need to limit, scale back or cease our operations.

Since our inception, a significant portion of our resources have been dedicated to the preclinical and clinical development of our product candidates, including PF708, Px563L, RPA563, PF582, and PF529. We believe that we will continue to expend substantial resources for the foreseeable future for the preclinical and clinical development of our current product pipeline, and the development of any other indications and product candidates we may choose to pursue, either alone or with a strategic collaboration partner. These expenditures will include costs associated with research and development, conducting preclinical studies and clinical studies, and manufacturing and supply as well as marketing and selling any products that receive marketing authorization. Because the outcome of any clinical trial is highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of PF708, Px563L, RPA563, and our pipeline of other product candidates and preclinical products under development. Following our strategic review in November 2017, we decided to pause our development activities for PF582 and PF529 and focus our efforts and resources elsewhere in the product portfolio until strategic partnerships for these candidates are forged. In addition, on March 29, 2019, we received notice from the Biomedical Advanced Research and Development Authority (BARDA) informing us of BARDA’s decision to not exercise development options for cGMP manufacturing and potential Phase 1/2b study readiness for Px563L and RPA563. Following the receipt of the notice from BARDA and pursuant to ongoing discussions with BARDA, we are assessing the priority of this program in our portfolio. In the future, we may be required to devote additional resources to the development of PF582 PF529, Px563L, or RPA563 or obtain a new collaboration partner or government funding on short notice, and the terms of any additional collaboration, government funding or other arrangements that we establish may not be favorable to us. We may also need to obtain substantial additional sources of funding to develop our product candidates as currently contemplated. If such additional funding is not available on favorable terms or at all, we may need to delay or reduce the scope of our product candidate development programs, or grant rights in the United States, as well as outside the United States, to our product candidates to one or more partners.

We believe that our available cash and cash equivalents, including the proceeds from any revenue from our government contracts, service agreements, collaboration agreement, and reagent protein product sales, will be sufficient to meet our anticipated cash needs for at least the next twelve months including our costs leading up to the potential commercial launch of PF708 in the United States as early as the fourth quarter of 2019, subject to FDA approval of the NDA and other factors. However, changing circumstances and risks and uncertainties associated with our product development efforts may cause us to consume capital significantly faster than we currently anticipate, and we may need to spend more money than currently expected. Our future capital requirements may vary depending on the following:

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

We will need to raise additional capital to fund our operations in the near future. If we seek additional funding in the future, additional funds may not be available to us on acceptable terms or at all. We may seek to raise additional funds through equity, equity-linked or debt financings. If we raise additional funds through the incurrence of indebtedness, such indebtedness would have rights that are senior to holders of our equity securities and could contain covenants that restrict our operations. We have a sales agreement in place with William Blair to sell up to $20.0 million worth of shares of our common stock, from time to time, through an “at the market” equity offering program under which William Blair will act as sales agent. As of March 31, 2019, $20.0 million worth of shares of our common stock remained available for sale under the “at the market” equity offering program. Any additional equity financing may be dilutive to our stockholders. If we are unable to obtain funding on a timely basis, we may be required to significantly curtail the advancement of one or more of our product candidates. We also could be required to seek funds through arrangements with collaboration partners or others that may require us to relinquish rights to some of our technologies or product candidates which we would otherwise pursue on our own.

Any further development of PF582 and PF529 will require significant resources from us or another collaboration partner, and in the event that we do not find a collaboration partner, the development of PF582 and PF529 could be significantly delayed or result in the discontinuation of the development of PF582 and PF529.

In November 2017, we completed our strategic review of PF582 and PF529, our biosimilar product candidates to Lucentis ® and Neulasta®, respectively. The strategic review considered the timeline for development and cost of both programs. As a result of our strategic review, we decided to pause development activities on PF582 and PF529 and focus development efforts elsewhere within the product portfolio while we continue to engage potential strategic partners to monetize PF582 and PF529. Further development of PF582 and PF529 will require significant resources from us or another collaboration partner. We currently do not intend to advance PF582 or PF529 without development and commercial collaboration partners. We or a new collaboration partner will be responsible for funding any new PF582 and PF529 development and clinical trial activities going forward. Any such further development will require significant resources to develop and commercialize PF582 and PF529, and such further development may not be possible in the near term without a new collaboration partner. There are no assurances that we will have access to additional capital or find a new collaboration partner or that the terms and timing of any such arrangements would be acceptable to us. As a result, we could experience a significant delay in the PF582 and PF529 development processes. If we determine instead to discontinue the development of PF582 or PF529, we will not receive any future return on our investment from that product candidate.

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

Our success depends in part on our continued ability to attract, integrate, retain, and motivate highly qualified management, clinical and scientific personnel, including our ability to develop an effective working relationship among senior management. Our senior management has substantially changed since the beginning of the last fiscal year, including, for example, the departure of our former chief medical and scientific officer, Hubert Chen, in 2018. Dr. Chen continues to support the Company as an advisor. Our president and chief executive officer, Eef Schimmelpennink, joined us in August 2017; our senior vice president, chief financial officer, Susan Knudson, joined us in February 2018; our senior vice president, chief operating officer, Dr. Shawn Scranton, joined us in October 2018 and our senior vice president, chief scientific officer, Dr. Martin Brenner, joined us in March 2019.

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

We believe that our future success is highly dependent upon the contributions of our senior management, particularly our Chief Executive Officer, Chief Financial Officer, Chief Business Officer, Chief Operating Officer, and Chief Scientific Officer, as well as our senior scientists and other members of our senior management team. Employment agreements with our Chief Executive Officer, Chief Financial Officer, Chief Business Officer, Chief Operating Officer, and Chief Scientific Officer, as well as our offer letters with our senior scientists, all provide for “at-will” employment. The loss of services of any of these individuals could delay or prevent the successful development of our product pipeline, completion of our planned clinical trials or the commercialization of PF708, Px563L, RPA563, or any other products we develop.

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

We and our collaboration partners expect to enter highly competitive pharmaceutical markets. Successful competitors in the pharmaceutical market have the ability to effectively discover, obtain patents, develop, test and obtain regulatory approvals for products, as well as the ability to effectively commercialize, market and promote approved products, including communicating the effectiveness, safety and value of products to consumers and medical professionals. Numerous companies, universities, and other research institutions are engaged in developing, patenting, manufacturing and marketing of products competitive with those that we are developing. For example, in April 2017, the FDA approved Radius Health’s TYMLOS®, and in April 2019 the FDA approved Evenity (romosozumab) a once monthly monoclonal antibody product developed by Amgen and UCB, each of which could potentially compete with PF708, if approved. Many of these potential competitors, such as Amgen Inc., Eli Lilly and Company, Teva Pharmaceutical Industries Limited, Emergent BioSolutions Inc., and Radius Health are large, experienced companies that enjoy significant competitive advantages, such as substantially greater financial, research and development, manufacturing, personnel and marketing resources. Recent and potential future merger and acquisition activity in the biotechnology and pharmaceutical industries is likely to result in even more resources being concentrated among a smaller number of our competitors. These companies also maintain greater brand recognition and more experience and expertise in undertaking preclinical testing and clinical trials of product candidates and obtaining the FDA and other regulatory approvals of products. Established pharmaceutical companies may also invest heavily to accelerate discovery and development of novel compounds that could make our product candidates obsolete.

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

In addition, if we and our collaboration partners are successful in commercializing PF708, Px563L, RPA563 or any other product candidates, the FDA, European Medicines Agency (EMA), competent authorities of the Member States of the European Economic Area (EEA), and other foreign regulatory agency regulations require that the application holder timely report certain information about adverse medical events. We or our collaboration partners may fail to report adverse events we become aware of within the prescribed timeframe. We or our collaboration partners may also fail to appreciate that we or our collaboration partners have become aware of a reportable adverse event, especially if it is not reported to us as an adverse event or if it is an adverse event that is unexpected or delayed in time from the use of our products. If we or our collaboration partners fail to comply with our reporting obligations, the FDA, the EMA, competent authorities of the Member States of the EEA, or other foreign regulatory agencies could take action including criminal prosecution, the imposition of civil monetary penalties, seizure of our products, or delay in approval or clearance of our products.

We currently rely on a limited number of third parties for a substantial portion of our revenue. The loss of or a change in any of these third parties, including its creditworthiness, could materially reduce our revenue and adversely impact our financial position.

Two third-parties accounted for more than 10% of our 2018 and 2017 revenue and one third party accounted for more than 10% of our 2016 revenue. Jazz and BARDA each accounted for more than 10% of our revenue in 2018 and 2017, and Pfizer accounted for more than 10% of our 2016 revenue. We have also entered into agreements with Alvogen and China NT Pharma Group Company Ltd. (NT Pharma) to develop and commercialize PF708. The prospects for PF708 depend on the expertise, development and commercial skills, and financial strength of Alvogen and NT Pharma.

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

As of March 31, 2019, we had 70 full-time employees, including a total of 14 employees who hold Ph.D. degrees. Our management and personnel, systems and facilities currently in place may not be adequate to support this future growth. Therefore, we will need to continue to expand our managerial, operational, finance and other resources to manage our operations and clinical trials, continue our development activities and commercialize our product candidates, if approved. In order to effectively execute our growth strategy, we will be required to:

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

Development of our anthrax vaccines, Px563L and RPA563, is funded by BARDA and development of our Px563L-SDI anthrax vaccine and our malaria vaccine, Px533, is funded by The National Institute of Allergy and Infectious Diseases (NIAID). The funding for government programs is subject to Congressional appropriations, often made on a fiscal year basis, even for programs designed to continue for several years. These appropriations can be subject to political considerations and stringent budgetary constraints. For example, on March 29, 2019, we received notice from BARDA informing us of BARDA’s decision to not exercise development options for cGMP manufacturing and potential Phase 1/2b study readiness for Px563L and RPA563. Following the receipts of the notice from BARDA and pursuant to ongoing discussions with BARDA, we are assessing the priority of this program in our portfolio. Additionally, our government-funded development contracts give the U.S. government the right, exercisable in its sole discretion, to extend this contract for successive options following a base period of performance. The value of the services to be performed during these options may constitute the majority of the total value of the underlying contract. If levels of government expenditures and authorizations for biodefense decrease or shift to programs in areas where we do not offer products or are not developing product candidates, or if the U.S. government otherwise declines to exercise its options under its contracts with us, our business, revenue and operating results would suffer.

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

•

whether we obtain an “A” therapeutic equivalence designation for PF708, which may allow PF708 to be automatically substituted for Forteo, depending on applicable laws and policies within each of the 50 states;

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

Even if PF708 receives marketing approval in the U.S. or the EU, we may also be subject to direct legal challenges from Eli Lilly and Company, the manufacturer of Forteo, and we could be delayed or prevented from launching PF708 as a result of court orders, regulatory stays, or the time necessary to resolve such challenges. For instance, we are aware of at least one recent instance of a third party being subject to litigation initiated by Eli Lilly and Company on a product purporting to be a generic version of Eli Lilly’s Forteo (teriparatide [rDNA origin] injection) product. Similarly, we may be subject to indirect legal challenges in the U.S. as a result of new executive orders from the President of the United States or the amendment or reversal of various laws by the U.S. Congress that govern or impact the approval of products being developed pursuant to the 505(b)(2) pathway, including the Hatch-Waxman Act, which in aggregate may cause a delay in or prevent the approval or commercial launch of PF708. In accordance with regulatory requirements we provided notice of Paragraph IV certification (Notice Letter) to Eli Lilly and Company (Lilly) on February 19, 2019 that PF708 does not infringe any valid claim of the ‘334 patent. Under the Hatch-Waxman Act, Lilly had 45 days from the receipt of the Notice Letter to file a patent infringement lawsuit against Pfenex that would cause a 30-month litigation stay of approval for PF708. On April 11, 2019 we announced the expiration of the 45-day period for Lilly to file a lawsuit under the Hatch-Waxman Act and stay the approval of PF708 for 30 months. Because Lilly did not file a lawsuit within this time period, there will be no 30-month litigation stay delaying approval of PF708.

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

There has been substantial litigation and other proceedings regarding patent and other intellectual property rights in the pharmaceutical industry. In addition to infringement claims against us, we may become a party to other patent litigation and other proceedings, including interference, derivation or post-grant proceedings declared or granted by the USPTO and similar proceedings in foreign countries, regarding intellectual property rights with respect to our current or future products. For example, on May 6, 2019, Pfenex filed two petitions for inter partes review of U.S. Patent No. 9,422,345 (“the ‘345 patent”, entitled “Expression System”), which is owned by GlaxoSmithKline Biologicals S.A., with the Patent Trial and Appeal Board (“PTAB”) of the U.S. Patent and Trademark Office seeking, inter alia, a determination that certain claims in the ‘345 patent are invalid. The ‘345 patent relates to polynucleotides that express diphtheria toxins, including the diphtheria toxin mutant CRM197. An institution decision by the PTAB is expected within the 2019 calendar year, and a final written decision on the validity of the challenged claims of the ‘345 patent, if the petitions are instituted by the PTAB, by the end of 2020. We cannot predict the ultimate outcome of our invalidity claims related to the ‘345 patent. If the claims of the ‘345 patent are upheld as valid and we are unable to enter into licenses on commercially acceptable terms, we could be prevented from commercializing a product or be forced to cease some aspects of our business operations. Third parties may submit applications for patent term extensions in the United States and/or supplementary protection certificates in the EU member States seeking to extend certain patent protection which, if approved, may interfere with or delay the launch of one or more of our biosimilar or vaccine products. The cost to us of any patent litigation or other proceeding, even if resolved in our favor, could be substantial. Some of our competitors may be able to sustain the costs of such litigation or proceedings more effectively than we can because of their substantially greater financial resources. Patent litigation and other proceedings may also absorb significant management time. Uncertainties resulting from the initiation and continuation of patent litigation or other proceedings could impair our ability to compete in the marketplace. The occurrence of any of the foregoing could have a material adverse effect on our business, financial condition or results of operations. We may become involved in lawsuits to protect or enforce our inventions, patents or other intellectual property or the patents of our licensors, which could be expensive and time consuming.

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

The research, development, testing, manufacturing, labeling, packaging, approval, promotion, advertising, storage, marketing, distribution, post-approval monitoring and reporting, and export and import of drug and biologic products are subject to extensive regulation by the FDA and other regulatory authorities in the United States, by the EMA and Competent Authorities of the Member States of the EEA, and by other regulatory authorities in other countries, and regulations differ from country to country. Neither we nor any collaboration partner is permitted to market PF708, Px563L, RPA563 or any other product candidates in the United States until approval from the FDA is received, or in the EEA until we receive European Commission authorization or approval from one or more Competent Authorities of the Member States of the EEA, as applicable. The time required to obtain approval from regulatory authorities is unpredictable, typically takes many years following the commencement of clinical trials, and depends upon numerous factors, including the substantial discretion of such regulatory authorities. In addition, approval policies, regulations, or the type and amount of clinical data necessary to gain approval may change during the course of a product candidate’s clinical development and may vary among jurisdictions, which may cause delays in the filing of an application and/or the approval or the decision not to approve an application. We filed our NDA for PF708 in December 2018 and Alvogen, our collaboration partner, submitted a centralized application to the EMA for Teriparatide on May 6, 2019. Other than our NDA for PF708 and the application submitted to the EMA each for PF708, we and our collaboration partners have not submitted any marketing applications to regulatory authorities and neither we nor our collaboration partners have obtained regulatory approval for any product candidate and it is possible that none of our existing product candidates or any product candidates we may seek to develop in the future will ever obtain regulatory approval.

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

•

whether we obtain an “A” therapeutic equivalence designation for PF708, which may allow PF708 to be automatically substituted for Forteo, depending on applicable laws and policies within each of the 50 states;

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

We are actively working to develop multiple therapeutic equivalent products and vaccines, including our most advanced product candidates, PF708, Px563L, and RPA563. The cost to develop each proposed therapeutic equivalent drug, and vaccine product candidate could vary significantly and is highly dependent on the specific compound and the amount and type of clinical work that will be necessary for regulatory approval. There can be no assurance that our clinical work will be successful, or that regulatory authorities will not require additional clinical development beyond that which we have planned. Additionally, we may enter into alliances and collaborations to fund biosimilar and therapeutic equivalent product research and development activities, and our ability to realize the benefits of such arrangements may depend on the success of any such biosimilar or therapeutic equivalent product program. Due to events beyond our control or the risks identified herein, we may be unable to fund all or some of our internal biosimilar, therapeutic equivalent, and vaccine product research and development initiatives, which would have an adverse impact on our strategy and growth initiatives.

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

PF708, similar to Forteo, is made recombinantly using living cells. In October 2017, however, the FDA issued a draft guidance document that identified standards by which chemically manufactured, or synthetic, versions of Forteo may be approved under the 505(j), or Abbreviated New Drug Application (ANDA), regulatory pathway, which would not require the conduct of a comparative clinical trial in patients for approval of the product. In addition, the FDA has rejected two citizen petitions that sought to prohibit approval of an ANDA for a synthetic version of Forteo. The availability of the ANDA regulatory pathway for synthetic versions of Forteo may result in additional competition for PF708. Additionally, products approved under the ANDA pathway are considered generic drugs, and generally are approved as therapeutic equivalents to the reference product, and therefore may be automatically substituted for the reference listed drug, depending on health care statutes and policies within each of the 50 states. The potential automatic substitution status of these generic products may adversely affect our and our collaboration partners’ ability to generate revenue with PF708 if approved.

If we do not obtain a therapeutic equivalence designation for PF708 from the FDA, our business may suffer.

We are developing PF708 under the 505(b)(2) regulatory pathway in the United States. In addition to seeking FDA approval of our PF708 NDA, we are also seeking “A” therapeutic equivalence designation for PF708 to the reference listed drug Forteo. We have received guidance from the FDA on requirements for a therapeutic equivalence designation, which may allow automatic substitution for the reference listed drug, depending on health care statutes and policies within each of the 50 states. Consistent with our ongoing dialogue with the FDA and its draft guidance document on demonstrating the therapeutic equivalence of drug-device combination products, we are planning to conduct a comparative human factors study that will directly compare users’ experiences with the pen injectors of PF708 and Forteo. This study is intended to further support a finding that PF708 is therapeutically equivalent to Forteo, and we expect to complete the study and have a full report available for FDA review before the PDUFA date of October 7, 2019. Even with FDA guidance on the requirements, we may not complete the study in a timely manner. Even if we complete this comparative human factors study in a timely manner, FDA does not typically make a therapeutic equivalence determination with an approval decision for a 505(b)(2) NDA. As we have stated previously, therefore, if FDA approves PF708, we do not anticipate receiving a decision on an A-rating at the same time, but not long thereafter. Further, demonstrating therapeutic equivalence may prove difficult, and we may not obtain therapeutic equivalence designation from the FDA, an outcome that could adversely affect our and our collaboration partners’ ability to generate revenue from PF708, if approved, which could have a material adverse effect on our business.

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

In order to market our products in the EU, the United States and other jurisdictions, we or our collaboration partners must obtain separate regulatory approvals and comply with numerous and varying regulatory requirements. For example, in the EU, the EMA is responsible for the assessment of centralized marketing authorization applications for human medicines. This procedure results in a single marketing authorization granted by the European Commission that is valid in all EU Member States, as well as in EEA States Iceland, Liechtenstein and Norway. The time required to obtain approval abroad may differ from that required to obtain FDA approval. When a marketing authorization application is submitted to the EMA, a related scientific evaluation is conducted by the EMA’s Committee for Medicinal Products for Human Use (CHMP), and a scientific opinion is prepared concerning the suitability of the product for authorization. This scientific opinion is sent to the European Commission which, before arriving at a final decision on a marketing authorization application, must consult the Standing Committee on Medicinal Products for Human Use. The Standing Committee is composed of representatives of the EU member states and chaired by a non-voting European Commission representative. The European Parliament also has a related “droit de regard.” The European Parliament’s role is to ensure that the European Commission has not exceeded its powers in deciding to grant or refuse to grant a marketing authorization. In accordance with the centralized procedure, the maximum timeframe for the evaluation of an MAA is 210 days. This excludes clock stops during which additional information or written or oral explanation is to be provided by the applicant in response to questions of the CHMP.

The foreign regulatory approval process may include all of the risks associated with obtaining FDA approval as well as additional or different risks and we or our collaboration partners may not obtain foreign regulatory approvals on a timely basis, if at all. Approval by the FDA does not ensure approval by regulatory authorities in other countries, and approval by one foreign regulatory authority does not ensure approval by regulatory authorities in other foreign countries or by the FDA. We or our collaboration partners may not be able to file for regulatory approvals and may not receive necessary approvals to commercialize our products within the United States or in any market outside the United States. Failure to obtain these approvals would materially and adversely affect our business, financial condition and results of operations.

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

Any regulatory approvals that we and our collaboration partners receive for PF708 or any of our other product candidates may be subject to limitations on the approved indicated uses for which the product may be marketed or on other conditions of approval, or contain requirements for potentially costly post-marketing testing, including Phase 4 trials, and surveillance to monitor the safety and efficacy or the safety, purity, and potency of the product candidate. We and our collaboration partners will be required to promptly report any serious and unexpected adverse events and certain quality or production problems with our products to regulatory authorities, as well as submit other periodic reports. Any new legislation addressing drug or biologic product safety issues could result in delays in product development or commercialization, or increased costs to assure compliance. We and our collaboration partners will have to comply with requirements concerning advertising and promotion for our products. Promotional communications with respect to prescription drug and biologic products are subject to a variety of legal and regulatory restrictions and must be consistent with the information in the product’s approved labeling. As such, we will not be allowed to promote our products for indications or uses for which they do not have approval. The holder of an approved NDA, BLA, 351(k) application or marketing authorization application must submit new or supplemental applications and obtain prior approval for certain changes to the approved product, product labeling, or manufacturing process. We or our collaboration partners could also be asked to conduct post-marketing clinical studies to verify the safety and efficacy of our products in general or in specific patient subsets. An unsuccessful post-marketing study or failure to complete such a study could result in penalties or other adverse consequences, up to and including potential withdrawal of marketing approval.

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

Although we currently do not have any products on the market, if PF708 or any of our other product candidates are approved and we or our collaboration partners begin commercialization, we or our collaboration partners will be subject to healthcare regulation and enforcement by the federal government and the states and EEA Member States and other foreign governments in which we conduct our business. These laws include anti-kickback, fraud and abuse, false claims, and physician sunshine laws and regulations. In the United States, for example, the federal Anti-Kickback Statute (AKS) prohibits, among other things, knowing and willful solicitation, offer, receipt, or payment of remuneration, directly or indirectly, by persons and entities in exchange for or to induce either the referral of patients for, or the purchase, order, arrangement or recommendation of any good or service that would be paid for in whole or part by Medicare, Medicaid or other federal health care programs. Remuneration has been broadly defined to include anything of value, including cash, improper discounts, and free or reduced price items and services. Violations of the AKS may also result civil and criminal penalties, including criminal fines and imprisonment, or exclusion from federal healthcare programs. Liability under the AKS may be established without proving actual knowledge of the statute or specific intent to violate it, and a claim including items or services resulting from a violation of the AKS constitutes a false or fraudulent claim for purposes of the federal civil False Claims Act. The federal civil False Claims Act (FCA) imposes liability on persons who, among other things, present or cause to be presented false or fraudulent claims for payment of government funds. Actions under the FCA may be brought by as qui tam actions by private individuals in the name of the government. Violations of the FCA can result in significant mandatory monetary penalties per false claim or statement, treble damages and exclusion from federal health care programs. The federal Physician Payments Sunshine Act requires, among other parties, certain manufacturers of drugs for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program to report annually to CMS information related to payments and other transfers of value made to physicians, and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members.

The shifting commercial compliance environment and the need to build and maintain robust and expandable systems to comply with different compliance and/or reporting requirements in multiple jurisdictions increase the possibility that a healthcare company may violate one or more of the requirements. If our or our collaborators’ operations are found to be in violation of any of such laws or any other governmental regulations that apply, we or our collaborators may be subject to penalties, including, without limitation, civil and criminal penalties, damages, fines, the curtailment or restructuring of operations, and exclusion from participation in federal and state healthcare programs, any of which could adversely affect our business and our financial results. Although compliance programs can mitigate the risk of investigation and prosecution for violations of these laws, the risks cannot be entirely eliminated. Any action against us or our collaboration partners for violation of these laws, even if successfully defended against, could cause us or our collaboration partners to incur significant legal expenses and divert management’s attention from the operation of our business. Moreover, achieving and sustaining compliance with applicable federal and state privacy, security and fraud laws may prove costly.

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

In March 2010, the ACA was enacted with a goal of reducing the cost of healthcare, improving quality, and expanding access to care. The ACA has substantially changed the way healthcare is financed by both government and private insurers and has significantly affected the pharmaceutical industry. The ACA, among other things, implemented new price reporting requirements for drugs that are inhaled, infused, instilled, implanted or injected, increased the minimum Medicaid rebates owed by manufacturers under the Medicaid Drug Rebate Program and extended the rebate program to individuals enrolled in Medicaid managed care organizations, added new entity types eligible for participation in the Public Health Service’s 340B drug pricing program, established annual fees and taxes on manufacturers of certain prescription drugs, and created a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 70% point-of-sale discounts off negotiated prices.

In addition, legislative changes have been proposed and adopted in the U.S. since the ACA was enacted. For example, beginning April 1, 2013, Medicare payments for all items and services, including drugs and biologics, were reduced by 2% per fiscal year under the sequestration required by the Budget Control Act of 2011, as amended by the American Taxpayer Relief Act of 2012. Subsequent legislation extended the 2% reduction to 2027, which went into effect on April 1, 2013 and will stay in effect through 2027 unless additional Congressional action is taken. On January 2, 2013, the American Tax Payer Relief Act of 2012 was signed into law, which, among other things, further reduced Medicare payments to several providers, including hospitals. We expect that additional healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal, state and foreign governments will pay for healthcare products and services, which could result in reduced demand for our products, if approved, or additional pricing pressures. Some of the provisions of the ACA have yet to be fully implemented, and certain provisions have been subject to judicial and Congressional challenges. In addition, there have been efforts by the Trump Administration to repeal or replace certain aspects of the ACA and to alter the implementation of the ACA and related laws. For example, bills affecting the implementation of certain taxes under the ACA have been signed into law. The Tax Cuts and Jobs Act of 2017, or the Tax Act, included a provision repealing the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year, commonly referred to as the “individual mandate”. On December 14, 2018, a Texas U.S. District Court Judge ruled that the Affordable Care Act is invalid in its entirety as a result of the tax penalty associated with the “individual mandate” being repealed by Congress as part of the Tax Act. This ruling is under appeal and stayed pending appeal. It is unclear how this decision, subsequent appeals, and other efforts to repeal or replace, or invalidate, the Affordable Care Act, or portions thereof, will impact the Affordable Care Act and its implementation, and our business.

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

Because we and our collaboration partners intend to market our product candidates, if approved, outside of the United States, our business is subject to risks associated with doing business outside of the United States. Accordingly, our business and financial results in the future could be adversely affected due to a variety of factors, including:

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

Our stock is currently traded on NYSE American, but we can provide no assurance that we will be able to maintain an active trading market on NYSE American or any other exchange in the future. The trading volume of our stock tends to be low relative to our total outstanding shares, and we have several stockholders who hold substantial blocks of our stock. As of March 31, 2019, we had 31,499,980 shares of common stock outstanding, and stockholders holding at least 5% of our stock, individually or with affiliated persons or entities, collectively beneficially owned or controlled approximately 53% of such shares. Sales of large numbers of shares by any of our large stockholders could adversely affect our trading price, particularly given our relatively small historic trading volumes. If stockholders holding shares of our common stock sell, indicate an intention to sell, or if it is perceived that they will sell, substantial amounts of their common stock in the public market, the trading price of our common stock could decline.

Since shares of our common stock were sold in our initial public offering in July 2014 at a price of $6.00 per share, our stock price has ranged from $2.07 to $24.41 through March 31, 2019. In addition to the factors discussed in this “Risk Factors” section and elsewhere in this quarterly report on Form 10-Q, factors that may cause volatility in our share price include:

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

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act (JOBS Act) enacted in April 2012. We will cease to be an emerging growth company on December 31, 2019. As long as we remain an “emerging growth company,” we are permitted and intend to rely on exemptions from certain disclosure requirements that are applicable to other public companies that are not “emerging growth companies.” These exemptions include:

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

As a public company, and particularly after we cease to be an “emerging growth company” on December 31, 2019, we incur and will continue to incur significant legal, accounting and other expenses that we did not incur as a private company. As a public company, we are subject to reporting and other obligations under the Securities Exchange Act of 1934, as amended, or the Exchange Act, including the requirements of SOX Section 404, which require annual management assessments of the effectiveness of our internal control over financial reporting. In particular, Section 404 requires us to perform system and process evaluation and testing of our internal control over financial reporting to allow management to report on, and our independent registered public accounting firm potentially to attest to, the effectiveness of our internal control over financial reporting. As an “emerging growth company,” we avail ourselves of the exemption from the requirement that our independent registered public accounting firm attest to the effectiveness of our internal control over financial reporting under Section 404. However, we may no longer avail ourselves of this exemption when we cease to be an “emerging growth company” on December 31, 2019. Had our independent registered public accounting firm performed an evaluation of our internal control over financial reporting in accordance with the provisions of the Sarbanes-Oxley Act, additional control deficiencies amounting to significant deficiencies or material weaknesses may have been identified. When our independent registered public accounting firm is required to undertake an assessment of our internal control over financial reporting, the cost of our compliance with Section 404 will correspondingly increase. Our compliance with applicable provisions of Section 404 will require that we incur substantial accounting expense and expend significant management time on compliance-related issues as we implement additional corporate governance practices and comply with reporting requirements. If we fail to implement the requirements of Section 404 in a timely manner, we might be subject to sanctions or investigation by regulatory agencies such as the SEC. In addition, failure to comply with Section 404 or the report by us of a significant deficiency or material weakness may cause investors to lose confidence in our financial statements, and the trading price of our common stock may decline. If we fail to identify or remedy any significant deficiency or material weakness, the accuracy and timing of our financial reporting may be adversely affected, we may be unable to maintain compliance with securities laws and NYSE American listing requirements regarding the timely filing of periodic reports, investors may lose confidence in our financial reporting, our access to the capital markets may be restricted, and the trading price of our common stock may decline.

Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.

We expect to generate a tax net operating loss for 2019. The 2018 net operating loss carryforwards are available to offset future taxable income, if any, until such unused losses expire. Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change,” generally defined as a greater than 50 percentage point change (by value) in its equity ownership by certain stockholders over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards, or NOLs, and other pre-change tax attributes (such as research tax credits) to offset its post-change income or taxes may be limited. We have not analyzed whether we experienced an ownership change for purposes of Sections 382 and 383 of the Code since 2014. We may have experienced an ownership change in connection with the sale of securities pursuant to a predecessor registration statement or otherwise and we may experience ownership changes in the future as a result of shifts in our stock ownership. We plan to complete a Section 382/383 analysis as of December 31, 2018 to determine if we have had an ownership change. As a result, if or when we earn net taxable income, our ability to use our pre-change NOLs to offset such taxable income may be subject to limitations. Similar provisions of state tax law may also apply to limit our use of accumulated state tax attributes. As a result, even if we attain profitability, we may be unable to use a material portion of our NOLs and other tax attributes, which could adversely affect our future cash flows.

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

As of March 31, 2019, our executive officers, directors and stockholders who owned more than 5% of our outstanding common stock and their respective affiliates beneficially owned or controlled approximately 55% of the outstanding shares of our common stock. Accordingly, these executive officers, directors and stockholders and their respective affiliates, acting as a group, have substantial influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets or any other significant corporate transactions. These stockholders may therefore delay or prevent a change of control of us, even if such a change of control would benefit our other stockholders. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.

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

EXHIBIT INDEX

Exhibit Number	Description	Incorporated by Reference Herein
		Form	File No.	Exhibit	Filing Date

10.1#+	Development and License Agreement dated February 25, 2019 by and between Pfenex Inc. and Alvogen Malta (Out-Licensing) Ltd.

10.2#+	MENA Development and License Agreement dated February 25, 2019 by and between Pfenex Inc. and Alvogen Malta (Out-Licensing) Ltd.

10.3#+	E.U. Development and License Agreement dated February 25, 2019 by and between Pfenex Inc. and Alvogen Malta (Out-licensing) Ltd.

10.4#+	Amendment No. 1 to the Development and License Agreement dated February 25, 2019 between Pfenex Inc. and Alvogen Malta Operations Ltd.

10.5#	Executive Employment Agreement dated March 18, 2019 by and between Pfenex Inc. and Martin Brenner

31.1#	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2#	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certifications of Chief Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

#	Filed herewith.
+

Portions of this exhibit have been omitted pursuant to Item 601(b)(10) of Regulation S-K. The Company agrees to furnish to the Securities and Exchange Commission a copy of any omitted portions of the exhibit upon request.

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

PFENEX INC.

Dated: May 9, 2019	By:	/s/ Evert B. Schimmelpennink
Evert B. Schimmelpennink
Chief Executive Officer, President and Secretary (Principal Executive Officer)

Dated: May 9, 2019	By:	/s/ Susan A. Knudson
Susan A. Knudson
Chief Financial Officer (Principal Financial and Accounting Officer)