Form 10-Q
period 2019-06-30
Pfenex Inc.
filed 2019-08-08
CIK 1478121

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

As of August 6, 2019, the registrant had 31,597,592 shares of Common Stock ($0.001 par value) outstanding.

PFENEX INC.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

PFENEX INC.

Consolidated Balance Sheets

	June 30, 2019 (unaudited)	December 31, 2018
	(in thousands)
Assets
Current assets
Cash and cash equivalents	$41,621	$56,220
Restricted cash	200	200
Accounts and unbilled receivables, net	3,316	5,171
Income tax receivable	53	207
Other current assets	1,666	1,851

Total current assets	46,856	63,649
Property and equipment, net	7,534	7,671
Other long-term assets	170	133
Intangible assets, net	3,985	4,248
Goodwill	5,577	5,577

Total assets	$64,122	$81,278

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$520	$2,005
Accrued liabilities	8,635	9,812
Current portion of deferred revenue	278	5,317
Current portion of capital lease obligations	305	316

Total current liabilities	9,738	17,450
Deferred revenue, less current portion	2,500	2,500
Capital lease obligations, less current portion	72	191

Total liabilities	12,310	20,141
Commitments and contingencies
Stockholders’ equity
Preferred stock, $0.001 par value, 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, par value $0.001, 200,000,000 shares authorized; 31,557,592 and 31,467,580 shares issued and outstanding at June 30, 2019 and December 31, 2018, respectively	32	32
Additional paid-in capital	264,370	262,405
Accumulated deficit	(212,590)	(201,300)

Total stockholders’ equity	51,812	61,137

Total liabilities and stockholders’ equity	$64,122	$81,278

The accompanying notes are an integral part of these unaudited consolidated financial statements.

PFENEX INC.

Consolidated Statements of Operations

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2019	2018	2019	2018
Revenue	$2,811	$4,190	$13,173	$7,936
Cost of revenue	1,122	924	2,694	2,444

Gross profit	1,689	3,266	10,479	5,492
Operating expense
Research and development	4,837	10,739	12,760	19,545
Selling, general and administrative	4,552	3,647	9,149	8,097

Total operating expense	9,389	14,386	21,909	27,642

Loss from operations	(7,700)	(11,120)	(11,430)	(22,150)
Other income, net	71	39	140	42

Net loss	$(7,629)	$(11,081)	$(11,290)	$(22,108)

Net loss per common share:
Basic and diluted	$(0.24)	$(0.41)	$(0.36)	$(0.88)

Weighted-average common shares used in calculating net loss per share:
Basic and diluted	31,527	26,771	31,503	25,178

The accompanying notes are an integral part of these unaudited consolidated financial statements.

PFENEX INC.

Consolidated Statements of Cash Flows

(unaudited)

	Six Months Ended June 30,
	2019	2018
	(in thousands)
Cash flows from operating activities
Net loss	$(11,290)	$(22,108)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	629	558
Amortization of intangible assets	263	266
Stock-based compensation expense	1,710	1,758
Loss on disposal of property and equipment	—	1
Changes in operating assets and liabilities
Accounts and unbilled receivables	1,855	(67)
Other assets	148	346
Accounts payable	(1,465)	630
Accrued liabilities	(1,184)	1,017
Deferred revenue	(5,039)	1,302
Income tax receivable	154	432

Net cash used in operating activities	(14,219)	(15,865)

Cash flows from investing activities
Acquisitions of property and equipment	(445)	(649)

Net cash used in investing activities	(445)	(649)

Cash flows from financing activities
Proceeds from issuance of common stock	—	39,131
Repayments of capital lease obligations	(190)	(127)
Proceeds from exercise of stock options and other stock issuances	255	70
Payment for taxes related to net share settlement of equity award	—	(38)

Net cash provided by financing activities	65	39,036

Net (decrease) increase in cash, cash equivalents and restricted cash	(14,599)	22,522
Cash, cash equivalents and restricted cash
Beginning of period	56,420	57,864

End of period	$41,821	$80,386

Supplemental disclosures of non-cash investing and financing activities
Asset acquisitions in accounts payable and accrued expenses	$203	$58
Acquisitions under capital lease obligations	$—	$154
Restricted stock issuance for bonus accrual	$—	$56
Receivable for common stock issuance cost	$—	$391
Supplemental schedule of cash flow information
Cash paid for interest	$13	$24
Cash paid for taxes	$1	$48

The accompanying notes are an integral part of these unaudited consolidated financial statements.

PFENEX INC.

Consolidated Statements of Stockholders’ Equity

(unaudited)

(in thousands)

	Common Stock		Additional Paid in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2017	23,548	$24	$219,446	$(161,707)	$57,763
Restricted stock units	17	—	57	—	57
Issuance of common stock under employee stock purchase plan	19	—	55	—	55
Stock-based compensation expense	—	—	909	—	909
Net loss	—	—	—	(11,027)	(11,027)

Balance at March 31, 2018	23,584	$24	$220,467	$(172,734)	$47,757

Issuance of common stock, net of offering costs	7,820	8	39,514	—	39,522
Exercise of stock options	17	—	14	—	14
Stock-based compensation expense	—	—	849	—	849
Net loss	—	—	—	(11,081)	(11,081)

Balance at June 30, 2018	31,421	$32	$260,844	$(183,815)	$77,061

Balance at December 31, 2018	31,468	$32	$262,405	$(201,300)	$61,137
Exercise of stock options	15	—	60	—	60
Issuance of common stock under employee stock purchase plan	17	—	53	—	53
Stock-based compensation expense	—	—	880	—	880
Net loss	—	—	—	(3,661)	(3,661)

Balance at March 31, 2019	31,500	$32	$263,398	$(204,961)	$58,469

Exercise of stock options	58	—	142	—	142
Stock-based compensation expense	—	—	830	—	830
Net loss	—	—	—	(7,629)	(7,629)

Balance at June 30, 2019	31,558	$32	$264,370	$(212,590)	$51,812

The accompanying notes are an integral part of these consolidated financial statements

PFENEX INC.

Notes to Consolidated Financial Statements

1. Organization and Summary of Significant Accounting Policies

Business Activities and Organization

Pfenex Inc. (the Company or Pfenex) is a clinical-stage development and licensing biotechnology company focused on leveraging its Pfēnex Expression Technology® to develop and improve protein therapies for unmet patient needs. Using the patented Pfēnex Expression Technology platform, the Company has created an advanced pipeline of potential therapeutic equivalents, novel biologics, vaccine and vaccine components, and biosimilars. The Company’s lead product candidate is PF708, a therapeutic equivalent candidate to Forteo® (teriparatide) for the treatment of osteoporosis. In addition, in collaboration with Jazz Pharmaceuticals Ireland Limited (Jazz) the Company is developing hematology/oncology products including PF743, a recombinant crisantaspase, and PF745, a recombinant crisantaspase with half-life extension. Both PF743 and PF745 are being developed for the treatment of Acute Lymphoblastic Leukemia (ALL) and other hematological malignancies. The Company also uses its Pfēnex Expression Technology platform to produce CRM197, a diphtheria toxoid carrier protein used in prophylactic and therapeutic vaccine candidates under development by third parties.

Proposed Therapeutic Equivalent: PF708 – Teriparatide

PF708 is being developed as a therapeutic equivalent candidate to Forteo, which is approved and marketed by Eli Lilly and Company for the treatment of osteoporosis patients at a high risk of fracture. In December 2018, the Company submitted its new drug application (NDA) for PF708 to the United States Food and Drug Administration (FDA) and the FDA accepted the submission for substantive review in February 2019. In April 2018, the Company and China NT Pharma Group Company Ltd. (NT Pharma) entered into a Development and License Agreement (NT Pharma Agreement), pursuant to which the Company granted an exclusive license to NT Pharma to commercialize PF708 in Mainland China, Hong Kong, Singapore, Malaysia and Thailand and a non-exclusive license to conduct development activities in such territories with respect to PF708. The Company will be responsible for commercial manufacturing and providing product for commercial sale to NT Pharma. The Company will facilitate this obligation via its commercial partner Alvogen. NT Pharma will be responsible for all regulatory submissions, development costs and costs associated with regulatory approvals in such territories. In June 2018, the Company and Alvogen Malta Operations Ltd. (Alvogen) entered into a Development and License Agreement (Alvogen Agreement) pursuant to which Alvogen has the exclusive right to commercialize and manufacture PF708 in the United States. The Company will continue to be responsible for development and registration of PF708 in the US, while Alvogen will provide regulatory and development expertise. In February 2019, the Company and Alvogen entered into additional agreements, extending Alvogen’s rights to commercialize and manufacture PF708 to include the European Union (EU), certain countries in the Middle East and North Africa (MENA) and to the rest of world (ROW) territories (excluding certain Asian countries granted to NT Pharma). Alvogen is responsible for local activities and for overseeing any clinical development, regulatory, litigation, commercial manufacturing and commercialization.

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

Pfēnex Expression Technology Licenses: CRM197

The Company has several development and commercial partnerships in place for CRM197, which is a non-toxic mutant of diphtheria toxin. It is a well-characterized protein and functions as a carrier for polysaccharides and haptens, making them immunogenic. The Company has developed unique CRM197 production strains based on its Pseudomonas fluorescens platform. As a result of those efforts, the Company previously entered into commercial licenses for those production strains capable of producing CRM197 with both Merck & Co., Inc. (Merck) and Serum Institute of India Private, Ltd (SIIPL). These commercial license agreements with Merck and SIIPL contemplate potential maintenance and milestone fees as well as royalties on net sales. Merck and SIIPL are currently using the Company’s CRM197 in multiple Phase 3 clinical trials for such diseases as pneumococcal and meningitis bacterial infections. Additionally, as part of the SIIPL commercial license agreement, SIIPL supplies both reagent grade and cGMP CRM197 to the Company who supplies the product to vaccine development-focused pharmaceutical partners.

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

At the Market Offering Program

In March 2018, the Company entered into an equity sales agreement (Sales Agreement) with William Blair & Company, L.L.C. (William Blair) to sell shares of the Company’s common stock having aggregate sales proceeds of up to $20.0 million, from time to time, through an “at the market” equity offering program under which William Blair will act as sales agent. Under the Sales Agreement, the Company sets the parameters for the sale of shares, including the number of shares to be issued, the time period during which sales are requested to be made, limitation on the number of shares that may be sold in any one trading day and any minimum price below which sales may not be made. As of June 30, 2019, the Company had not sold any shares under the Sales Agreement.

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

Risk and Uncertainties

The Company’s future results of operations involve a number of risks and uncertainties. Factors that could affect the Company’s future operating results and cause actual results to vary materially from expectations include, but are not limited to, uncertainty of results of clinical trials and reaching milestones, uncertainty of timing and types of regulatory approval of the Company’s product candidates, uncertainty of market acceptance of the Company’s products if approved for sale, competition from substitute products and larger companies, securing and protecting proprietary technology, strategic relationships and dependence on key individuals.

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

As of June 30, 2019, the Company had an accumulated deficit of $212.6 million and expects to incur substantial operating losses for the next several years. The Company believes that its existing cash and cash equivalents and cash inflow from operations will be sufficient to meet its anticipated cash needs for at least the next 12 months from the date these unaudited consolidated financial statements are issued, including all of the Company’s necessary obligations for PF708 leading up to its potential approval to support the commercial launch by the Company’s partner Alvogen in the United States as early as the fourth quarter of 2019, subject to FDA approval of the NDA, final commercial strategic decisions made by partner Alvogen and other factors.

The Company will require substantial cash to achieve its objectives of discovering, developing and commercializing drugs, as this process typically takes many years and potentially hundreds of millions of dollars for an individual drug. The Company may not have adequate available cash, or assets that could be readily turned into cash, to meet these objectives in the long term. It will need to obtain significant funds under its existing collaborations and license agreements, under new collaboration, licensing or other commercial agreements for one or more of its product candidates and programs or patent portfolios, or from other potential sources of liquidity, which may include the sale of equity, issuance of debt or other transactions. However, there can be no assurance that any additional financing or strategic investments will be available to the Company on acceptable terms, if at all. If events or circumstances occur such that it does not obtain additional funding, the Company will most likely be required to reduce its plans and/or certain discretionary spending, which could have a material adverse effect on its ability to achieve its intended business objectives.

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

Concentrations

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents, investments and accounts and unbilled receivables. The Company has established guidelines intended to limit its exposure to credit risk by placing investments with high credit quality financial institutions, diversifying its investment portfolio and placing investments with maturities that help maintain safety and liquidity. All cash and cash equivalents were held at three major financial institutions as of June 30, 2019 and December 31, 2018. For the Company’s cash position of $41.8 million as of June 30, 2019, which included restricted cash of $0.2 million, the Company has exposure to credit loss for amounts in excess of insured limits in the event of non-performance by the institutions; however, the Company does not anticipate non-performance.

Additional credit risk is related to the Company’s concentration of receivables. As of June 30, 2019 and December 31, 2018, receivables were concentrated among four and three customers representing 90% and 87% of total net receivables, respectively. No allowance for doubtful accounts was recorded at June 30, 2019 or December 31, 2018. Revenue was concentrated among four and three customers and/or collaboration partners representing 77% and 86% of total revenues for the six months ended June 30, 2019 and 2018, respectively.

A portion of revenue is earned from sales outside the United States. Non-U.S. revenue is denominated in U.S. dollars. A breakdown of the Company’s revenue from U.S. and non-U.S. sources for the six months ended June 30, 2019 and 2018 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2019	2018	2019	2018
US Revenue	$1,020	$911	$3,295	$2,505
Non-US Revenue	1,791	3,279	9,878	5,431

	$2,811	$4,190	$13,173	$7,936

During the three months ended June 30, 2019, Ireland and France accounted for more than 10% of the Company’s revenue. During the three months ended June 30, 2018, Ireland and Bermuda accounted for more than 10% of the Company’s revenue. During the six months ended June 30, 2019, Ireland, Malta and China, accounted for more than 10% of the Company’s revenue. During the six months ended June 30, 2018, Ireland accounted for more than 10% of the Company’s revenue.

Fair Value of Financial Instruments

Financial instruments, including cash, cash equivalents, restricted cash and the lines of credit, are carried at cost, which management believes approximates fair value because of the short-term maturity of these instruments. Fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, a three-tier fair value hierarchy has been established, which prioritizes the inputs used in measuring fair value as follows:

•

Level 1—Observable inputs such as quoted prices in active markets for identical assets or liabilities. Level 1 assets at June 30, 2019 and December 31, 2018 included the Company’s cash, cash equivalents and restricted cash. There were no Level 1 liabilities;

•

Level 2—Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly. The Company had no Level 2 assets or liabilities at June 30, 2019 or December 31, 2018; and

•

Level 3—Unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of assets or liabilities in which there is little or no market data. The Company had no Level 3 assets or liabilities at June 30, 2019 or December 31, 2018.

Revenue

The Company’s revenue is related to the monetization of its protein production platform through collaboration agreements, service agreements, license agreements, government contracts and sales of reagent protein products, which may provide for various types of payments, including upfront payments, funding of research and development, milestone payments, intellectual property access fees and licensing fees. The Company’s revenue generating agreements also include potential revenues for achieving development and sales milestones and for product royalties. The specifics of the Company’s significant agreements are detailed in Note 7—Significant Research and Development Agreements.

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

The Company assesses milestone payments on an individual basis and recognizes revenue from nonrefundable milestone payments when the earnings process is complete and the payment is reasonably assured. Nonrefundable milestone payments related to arrangements under which the Company has continuing performance obligations are recognized as revenue upon achievement of the associated milestone, provided that (i) the milestone event is substantive and its achievability was not reasonably assured at the inception of the agreement, and (ii) the amount of the milestone payment is reasonable in relation to the effort expended or the risk associated with the milestone event. For the six months ended June 30, 2019, $3.6 million in revenue was recognized in connection with the achievement of Alvogen milestones. For the six months ended June 30, 2018, $1.3 million in revenue was recognized in connection with its agreements with Merck and Jazz.

The Company’s reagent protein products are primarily comprised of internally developed reagent protein products. Revenues for reagent product sales are reflected net of attributable sales tax. The Company generally offers a 30 day return policy. The Company recognizes reagent product revenue from product sales when it is realized or realizable and earned. As of June 30, 2019, the Company has had minimal product returns related to reagent protein product sales. Therefore, no reserve for warranty and return rights was recorded as of June 30, 2019 and December 31, 2018.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which was subsequently amended by ASU No. 2018-10, ASU No. 2018-11, ASU No. 2018-20 and ASU No. 2019-01. This ASU, as amended, increases transparency and comparability by recognizing a lessee’s rights and obligations resulting from leases by recording them on the balance sheet as right-of-use assets and lease liabilities. The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification dictates whether lease expense is to be recognized based on an effective interest method or on a straight-line basis over the term of the lease. Additional qualitative and quantitative disclosures will be required to give financial statement users information on the amount, timing and judgments related to a reporting entity’s cash flows arising from leases. The financial information included in the Company’s 2019 Form 10-K will be updated for the January 1, 2019 adoption date; this new guidance will be reflected for the first time in the Company’s 2019 Form 10-K but effective as of January 1, 2019 in that filing. However, the Company will continue to account for leases under ASC Topic 840 for interim periods in 2019 and will not be required to amend its Form 10-Q filings filed throughout 2019 to reflect the January 1, 2019 adoption date. The Company plans on adopting this standard using the modified retrospective transition approach by applying the new standard to leases existing at the date of initial adoption. The Company plans to use the package of practical expedients, which permit the Company to not reassess prior conclusions about lease identification, lease classification and initial direct costs determined under ASC Topic 840.

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

2. Fair Value Measurements

The fair value measurements of the Company’s cash equivalents and investments, which are measured at fair value on a recurring basis as of June 30, 2019 and December 31, 2018, were determined using the inputs described above and are as follows:

	Total	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
June 30, 2019
Cash and money market funds	$41,821	$41,821	$—	$—

Total assets measured at fair value	$41,821	$41,821	$—	$—

December 31, 2018
Cash and money market funds	$56,420	$56,420	$—	$—

Total assets measured at fair value	$56,420	$56,420	$—	$—

Cash and money market funds at June 30, 2019 and December 31, 2018 include restricted cash, which is included in current assets on the balance sheet.

3. Cash, Cash Equivalents and Restricted Cash

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the statement of cash flows.

	June 30, 2019	December 31, 2018
	(in thousands)
Cash and cash equivalents	$41,621	$56,220
Restricted cash	200	200

Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$41,821	$56,420

The Company’s restricted cash balance of $0.2 million is bank collateral for its corporate credit card program.

4. Property and Equipment

Property and equipment consisted of the following:

	June 30, 2019	December 31, 2018
	(in thousands)
Furniture and equipment	$372	$367
Computers and IT equipment	498	451
Purchased software	409	375
Lab and research equipment	9,371	9,154
Leasehold improvements	951	876
Construction in progress	435	328
Other fixed assets	82	83

Total property and equipment, gross	12,118	11,634
Less: accumulated depreciation and amortization	(4,584)	(3,963)

Total property and equipment, net	$7,534	$7,671

Total property and equipment assets under capital lease were $1.0 million at June 30, 2019 and December 31, 2018. Accumulated depreciation related to assets under capital lease as of these dates were $188 thousand and $137 thousand, respectively. For the three and six months ended June 30, 2019 and 2018, total depreciation and amortization expense is included in research and development, selling, general and administrative expenses and cost of sales in the accompanying consolidated statements of operations as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2019	2018	2019	2018
Cost of revenue	$5	$5	$16	$15
Research and development	207	240	467	467
Selling, general and administrative	99	39	146	76

Total depreciation and amortization expense	$311	$284	$629	$558

5. Intangible Assets

Intangible assets consisted of the following:

	June 30, 2019	December 31, 2018
	(in thousands)
Customer relationships	$3,750	$3,750
Developed technology	4,400	4,400
Trade names	920	920

Total intangible assets, gross	9,070	9,070
Less: Accumulated amortization	(5,085)	(4,822)

Total intangible assets, net	$3,985	$4,248

Amortization expense related to intangible assets was $0.1 million for both the three months ended June, 2019 and 2018, and $0.3 million for both the six months ended June 30, 2019 and 2018. Amortization expense is included within selling, general and administrative expense in the accompanying consolidated statements of operations. As of June 30, 2019, estimated amortization expense for the next five years amounts to approximately $0.5 million per year.

6. Accrued Liabilities

Accrued liabilities consisted of the following:

	June 30, 2019	December 31, 2018
	(in thousands)
Accrued vacation	$551	$493
Deferred rent	564	589
Accrued bonuses	1,067	1,748
Other accrued employee-related liabilities	302	302
Accrued professional fees	885	1,524
Accrued supplier liability	1,272	387
Accrued subcontractor costs	2,294	4,265
Other accrued liabilities	1,700	504

Total accrued liabilities	$8,635	$9,812

7. Significant Research and Development Agreements

The Company has two types of research and development agreements (i) those for which the Company co-develops or assists customers in developing their products (Collaboration Agreements), and (ii) those for which the Company receives funding to advance its own products (Funding Agreements).

Collaboration Agreements

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

The upfront and option payment for the original Jazz agreement and the amendment are being deferred and are being recognized as revenue ratably over the period in which the Company expects services to be rendered for each respective unit of accounting. As previously disclosed, the estimated period of revenue recognition approximates a range of 15 to 32 months. Based on changes to this estimate that occurred during the quarter ended June 30, 2017, the Company modified the period of revenue recognition to range from 15 to 35 months. During the year ended December 31, 2017, the Company completed the service period related to one of the hematology products. During the three months ended June 30, 2019 and 2018, the Company recorded revenue of approximately $0.9 million and $2.6 million related to the Jazz Collaboration, respectively. During the six months ended June 30, 2019 and 2018, the Company recorded revenue of approximately $2.7 million and $4.4 million related to the Jazz collaboration, respectively. As of December 31, 2018, deferred revenue associated with the Jazz collaboration was $2.7 million. As of June 30, 2019, all deferred revenue related to the collaboration had been recognized.

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

The upfront payment of $2.5 million was not fixed and determinable. Due to a contract clause, the $2.5 million could be payable to NT Pharma if the NDA was not filed by a specified date and additional deliverables were required after NDA submission. Therefore, the upfront payment was recorded as deferred revenue as of December 31, 2018. The deliverables were satisfied during the first quarter of 2019, at which time the upfront payment was recognized as revenue.

Alvogen

In June 2018, the Company entered into an agreement with Alvogen in which the Company granted Alvogen exclusive rights to commercialize PF708 in the United States. The Company will continue to be responsible for development and registration of PF708, while Alvogen is providing additional regulatory and development expertise. Alvogen has assumed responsibility for costs related to litigation, commercial manufacturing and supply chain, and commercialization of PF708. In consideration for the licenses and other rights granted in the development and license agreement, the Company received an upfront payment of $2.5 million and may be eligible to receive an additional $25 million in support and regulatory milestone payments. The Company may also be eligible to receive a 50% gross profit split on sales if the product is rated as Therapeutically Equivalent (AP) to Forteo and up to 40% if rated differently. The Company deems that the support and regulatory milestones are substantive.

In February 2019, the Company and Alvogen entered into agreements expanding the Company’s and Alvogen’s collaboration to develop and commercialize PF708 to the EU, to certain countries in the Middle East and North Africa (MENA) and to the ROW territories (the latter defined as all countries outside of the EU, US and MENA, excluding Mainland China, Hong Kong, Singapore, Malaysia and Thailand). As of June 30, 2019, the Company has earned $1.0 million in upfront and milestone payments and may be eligible to receive an additional $1.5 million in milestone payments under the terms of the expanded agreements with Alvogen. For EU, MENA and ROW, Pfenex may also be eligible to receive up to 60% of Alvogen’s gross profit derived from product sales, depending on geography and cost of goods sold.

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

To determine the stand-alone value of the license, the Company considered its negotiation discussions with Alvogen that led to the final terms of the agreement and other information. The Company determined a selling price for the services by estimating costs expected to be incurred for internal labor, burden rates, internal margins, and subcontractors.

The upfront payment of $2.5 million received in 2018 is not fixed and determinable due to a contract clause that $2.5 million may be payable to Alvogen if the NDA approval is not transferred to Alvogen by a specified date; therefore, the upfront payment has been recorded as deferred revenue in the accompanying consolidated balance sheet. In the six months ended June 30, 2019, a one-time support payment of $2.5 million was received by the Company from Alvogen upon FDA acceptance of the NDA in consideration of the Company’s production of consistency batches of PF708 product and related development and support activities. The payment was recorded as revenue during the first quarter of 2019.

In February 2019, Alvogen also agreed to support certain costs incurred by the Company for PF708 related to the preparation and filing of the NDA and costs related to regulatory affairs, quality, manufacturing and supply chain during 2019. Alvogen agreed to pay a total of $1.6 million for said costs, and the Company recognized the entire $1.6 million as an offset to R&D expense in 2019. As of June 30, 2019, the Company invoiced Alvogen approximately $0.8 million, and the remaining $0.8 million is recorded as an unbilled receivable.

The Company is currently in the process of transferring internally managed manufacturing activities to Alvogen. In April 2019, the Company entered into an agreement with Alvogen where the Company acted as the liaison between Alvogen and the Company’s established raw materials supplier/manufacturer. In May 2019, the Company received a $1.7 million cash payment from Alvogen for raw materials. During June 2019, the Company had shipped approximately $0.7 million of raw materials due to Alvogen related to this agreement which was recorded as an offset to R&D expense, and as of June 30, 2019, the remaining $1.0 million is recorded as part of accrued liabilities.

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

In August 2015, the Company entered into a contract with BARDA for the advanced development of Px563L and RPA563 as a novel vaccine candidate for the prevention of anthrax infection (BARDA Advanced Development Agreement). The BARDA Advanced Development Agreement is a cost-plus fixed fee development contract valued at up to approximately $143.5 million, including a 30-month base period of performance of approximately $15.9 million, and eight option periods valued at a total of approximately $127.6 million. The base period of performance was initially from August 2015 through February 2018 and later extended through September 2018. In addition to the base period, BARDA exercised additional phases of the development contract effective January 2017, totaling $4.9 million and allowing for the continuing development of Px563L and RPA563. The period of performance for the two option periods was extended through September 2018 and December 2019. In May 2018, BARDA increased the funding for one of the option periods by approximately $1.7 million. On March 29, 2019, the Company received notice from BARDA advising the Company of its decision not to exercise development options for cGMP manufacturing and potential Phase 1/2b study readiness for Px563L and RPA563. Following the receipt of the notice from BARDA and pursuant to ongoing discussions with BARDA, the Company deprioritized this program in its portfolio.

Revenue is recognized in accordance with the authoritative guidance for revenue recognition including the authoritative guidance specific to federal government contractors. Reimbursable costs under this government contract primarily include direct labor, materials, subcontracts, accountable property and indirect costs. In addition, the Company receives a fixed fee under the BARDA contract, which is unconditionally earned as allowable costs are incurred and is not contingent on success factors. Reimbursable costs under this BARDA contract, including the fixed fee, are generally recognized as revenue in the period the reimbursable costs are incurred and become billable. The billing of any overage in indirect cost rates over the approved provisional rates in the contract is not allowed. Any such overage is expensed as incurred. When and if final rates with Defense Contract Audit Agency are approved, the Company will recognize any change in revenue resulting from the rate change in the period such revised rates are approved and as such this would be considered a change in estimate. This agreement is subject to early termination and stop-work order in conformance with Federal Acquisition Regulations 52.249-6 and 52.242-15 whereupon BARDA may immediately terminate the agreement early for convenience or request the Company to stop all or any part of the work for a period of at least 90 days. During the three months ended June 30, 2019 and 2018, revenue from BARDA was $0.3 million and $0.9 million, respectively. During the six months ended June 30, 2019 and 2018, revenue from BARDA was $1.0 million and $2.4 million, respectively.

8. Commitments and Contingencies

Capital Lease Agreements

Payment commitments for the Company’s capital leases are summarized as follows:

June 30, 2019
(in thousands)
2019	$173
2020	202
2021	1

Total future minimum lease payments	$376

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

9. Stock-Based Compensation

Summary Stock-Based Compensation Information

The following table summarizes stock-based compensation expense:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2019	2018	2019	2018
Cost of revenue	$50	$34	$89	$93
Research and development	355	403	780	810
Selling, general and administrative	425	412	841	855

Total	$830	$849	$1,710	$1,758

Stock-based compensation from:
Stock options	$809	$810	$1,674	$1,643
Employee stock purchase plan	21	39	36	115

Total	$830	$849	$1,710	$1,758

The following table summarizes the Company’s stock option activity during the six months ended June 30, 2019:

	Number of Options (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2018	4,155	$6.13
Granted	1,220	4.46
Exercised	(72)	2.78
Cancelled (forfeited)	(274)	6.39

Outstanding at June 30, 2019	5,029	$5.75	7.44	$9,391

Vested and expected to vest at June 30, 2019	4,335	$5.99	7.17	$7,655
Vested and exercisable at June 30, 2019	2,437	$7.20	5.77	$3,058

The Company received approximately $201 thousand and $15 thousand from stock option exercises during the six months ended June 30, 2019 and June 30, 2018, respectively. Options outstanding at June 30, 2019 have a weighted average remaining contractual term of 7.4 years.

The exercise price of all options granted during the six months ended June 30, 2019 and 2018 was equal to the closing price of the Company’s common stock on the date of grant. The fair value of each stock option granted is estimated on the grant date under the fair value method using the Black-Scholes model. The estimated fair values of the stock option, including the effect of estimated forfeitures, are then expensed over the requisite service period which is generally the vesting period. The table below sets forth the weighted-average assumptions used to estimate the fair value of stock options:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Risk-free interest rate	2.2%	2.9%	2.5%	2.6%
Expected volatility	72.6%	71.1%	72.6%	71.0%
Expected dividend yield	0%	0%	0%	0%
Expected life of options in years	6.1	5.7	6.2	6.2

The weighted-average grant date fair value of options granted during the six months ended June 30, 2019 and 2018 was $2.94 and $2.36, respectively.

As of June 30, 2019, there was unrecognized compensation cost of approximately $6.9 million related to unvested stock option awards and the Company’s 2014 Employee Stock Purchase Plan, and the weighted-average period over which this cost is expected to be recognized is 2.82 years.

10. Income Taxes

During the three and six months ended June 30, 2019, the Company recorded no income tax expense. The Company expects to be in an overall taxable loss position for 2019. No tax expense is expected in the next several years as the Company expects to generate taxable net operating losses and corresponding valuation allowances due to its investments in its lead product candidates and other pipeline products.

11. Net Loss Per Share of Common Stock

The following table summarizes the computation of basic and diluted net loss per share attributable to common stockholders of the Company:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2019	2018	2019	2018
Net loss	$(7,629)	$(11,081)	$(11,290)	$(22,108)

Weighted average shares used to compute basic and diluted net loss per share	31,527	26,771	31,503	25,178

Basic and diluted net loss per common share	$(0.24)	$(0.41)	$(0.36)	$(0.88)

Basic net loss per share is computed by dividing the net loss by the weighted-average number of common shares outstanding for the period. Diluted net loss per share is computed by dividing the net loss by the weighted-average number of common shares and dilutive common stock equivalents outstanding for the period, determined using the treasury-stock method, if inclusion of these is dilutive. Because the Company reported a net loss for the three and six months ended June 30, 2019 and 2018, diluted net loss per common share is the same as basic net loss per common share for those periods.

The following potentially dilutive securities outstanding at the end of the periods presented have been excluded from the computation of diluted shares outstanding because of their anti-dilutive impact to earnings per share:

	June 30,
	2019	2018
	(in thousands)
Options to purchase common stock	5,029	4,273
Employee stock purchase plan	51	82

Total	5,080	4,355

12. Subsequent Events

In the latter half of 2018 and first quarter of 2019, the Company’s CMO manufactured drug substance batches of PF708 for process validation purposes. In the course of manufacturing, a contingency quantity was produced. As this quantity was ultimately not needed, Alvogen agreed to take ownership of the unused excess drug substance for $1.7 million on July 23, 2019.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

The following discussion and analysis should be read together with our consolidated financial statements and the notes to those statements included elsewhere in this Form 10-Q. This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, that are based on our management’s beliefs and assumptions and on information currently available to our management. The forward-looking statements are contained principally in the section entitled “Risk Factors” and this Management’s Discussion and Analysis of Financial Condition and Results of Operations. Forward-looking statements include, but are not limited to:

•

the sufficiency of our cash and cash equivalents and cash generated from operations to meet our working capital and capital expenditure needs for the next 12 months, including our belief that we have sufficient cash resources to fund our costs leading up to the potential approval to support commercial launch of PF708 by our partner Alvogen in the United States as early as the fourth quarter of 2019, subject to FDA approval of the new drug application, final commercial strategic decisions made by our partner Alvogen and other factors;

•	the performance of our collaboration partner Alvogen, upon which we are dependent on to commercialize PF708;

•	our reliance on Jazz, Alvogen, NT Pharma and any future collaboration partner’s performance over which we do not have control;

•	our and any potential future collaboration partner’s ability to enroll patients in our clinical studies at the pace that we project;

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

•	our and our collaboration partners’ ability to seek, obtain and maintain regulatory approval of PF708 or our other product candidates, and the timing of such potential regulatory approvals;

•	our ability to obtain an “A” therapeutic equivalence designation for PF708 from the FDA that PF708 is therapeutically equivalent to Forteo;

•	our expectations and our partners expectations regarding the earliest potential commercial launch of PF708 in the United States;

•	our reliance on third-parties to conduct clinical studies;

•	our reliance on third-party contract manufacturers and Alvogen to manufacture and supply our product candidates for us;

•	the benefits of the use of PF708, Px563L, RPA563 or any of our other product candidates;

•	the rate and degree of market acceptance of PF708, Px563L, RPA563 or any of our other product candidates, if approved for sale;

•	regulatory developments in the United States and foreign countries;

•	our expectations regarding government and third-party payor coverage and reimbursement;

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

•	our and our collaboration partners’ ability to compete with companies currently producing the reference products, including Forteo;

•	our ability to compete with companies that may also seek and obtain approval for therapeutically equivalent versions of Forteo;

•	our ability to retain and recruit key personnel, including development of a sales and marketing function;

•	our ability to obtain and maintain intellectual property protection for PF708, Px563L, RPA563, our Pfēnex Expression Technology® or any other product candidates;

•	our estimates of our expenses, ongoing losses, future revenue, capital requirements and our needs for or ability to obtain additional financing;

•	our expectations regarding the market size, size of patient populations, and growth potential for our product candidates, if approved for commercial use;

•	our estimates of the expected patent expiration timelines for Forteo and other branded reference drugs and biologics;

•	our expectations regarding the time during which we will be an emerging growth company under the Jumpstart Our Business Startups Act;

•	our ability to develop new products and product candidates;

•	our ability to successfully establish and successfully maintain appropriate collaborations and derive significant revenue from those collaborations;

•	our financial performance; and

•	developments and projections relating to our competitors and our industry.

Forward-looking statements include statements that are not historical facts and can be identified by terms such as “anticipates,” “believes,” “could,” “seeks,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “will,” “would,” or similar expressions and the negatives of those terms.

Forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by the forward-looking statements. We discuss these risks in greater detail in Part II, Item 1A, “Risk Factors,” elsewhere in this Form 10-Q filed with the Securities and Exchange Commission, or SEC. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Also, forward-looking statements represent our management’s beliefs and assumptions only as of the date of this Form 10-Q. In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this Form 10-Q, and although we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted a thorough inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements.

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

In this Form 10-Q, “we,” “us” and “our” refer to Pfenex Inc. and its subsidiaries.

Overview

We are a clinical-stage development and licensing biotechnology company focused on leveraging our Pfēnex Expression Technology to develop and improve protein therapies for unmet patient needs. Using the patented Pfēnex Expression Technology platform, we have created an advanced pipeline of potential therapeutic equivalents, novel biologics, vaccine and vaccine components, and biosimilars. Our lead product candidate is PF708, under development as a therapeutic equivalent drug candidate to Forteo ® (teriparatide) indicated for the treatment of osteoporosis. In December 2018, we submitted our new drug application (NDA) for PF708 to the United States Food and Drug Administration (FDA) and the FDA accepted the submission for substantive review in February 2019. In addition, we are developing hematology/oncology products including PF743, a recombinant crisantaspase, and PF745, a recombinant crisantaspase with half-life extension, in collaboration with Jazz Pharmaceuticals Ireland Limited (Jazz). Both PF743 and PF745 are being developed for the treatment of Acute Lymphoblastic Leukemia (ALL) and other hematological malignancies. We also use our Pfēnex Expression Technology platform to produce CRM197, a diphtheria toxoid carrier protein used in prophylactic and therapeutic vaccine candidates under development by third parties.

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

The PF708-301 study assessed PF708 and Forteo across multiple endpoints in both female and male osteoporosis patients and showed comparable overall profiles. We believe the PF708-301 and PF708-101 study results meet the requirements for demonstrating clinical safety, effectiveness and bioequivalence to support regulatory approval. These results from the PF708-301 study, along with the previously announced bioequivalence findings from the PF708-101 study in healthy subjects, supported our PF708 NDA submitted in December 2018. In July 2018 we had a constructive Pre-NDA meeting with the FDA which confirmed there were no additional clinical, nonclinical or analytical comparability studies requested by the FDA. We filed our NDA in December 2018 and the FDA accepted our submission for substantive review in February 2019 and assigned a PDUFA date of October 7, 2019. We believe this puts us on track for potential approval and our commercial partner Alvogen on-track for a potential commercial launch in the United States as early as the fourth quarter of 2019, subject to FDA approval of the application and other factors.

PF708 is being developed pursuant to the 505(b)(2) regulatory pathway in the U.S. and references Forteo as the Reference Listed Drug. While we believe our application strategy could lead to potential approval and support commercial launch by our partner Alvogen in the U.S. as early as the fourth quarter of 2019, subject to FDA approval of the new drug application, final commercial strategic decisions made by our partner Alvogen and other factors, it is possible that various factors may delay potential approval and launch. We believe that our existing cash and cash equivalents and our cash inflow from operations will be sufficient to meet our anticipated cash needs for at least the next 12 months, including to fund all our necessary obligations leading up to the potential approval to support commercial launch by our partner Alvogen in the United States as early as the fourth quarter of 2019, subject to FDA approval of the NDA, final commercial strategic decisions made by our partner Alvogen and other factors. We believe the PF708 program in the U.S. may be leveraged for regulatory filings in other geographies, such as the European Union (EU). Alvogen, our collaboration partner, submitted a centralized application to the European Medicines Agency (EMA) for Teriparatide on May 6, 2019, and the filing was accepted by the EMA on May 23, 2019.

Table 1. Study PF708-301 Overall Anti-Drug Antibody Results

Time (wk)	PF708		Forteo		P value
0	0/90	0%	0/91	0%	1.00
1	1/87	1.2%	0/90	0%	0.49
4	1/86	1.2%	0/89	0%	0.49
12	2/82	2.4%	2/86	2.3%	1.00
24	2/81	2.5%	0/81	0%	0.50
24 week overall	2/87	2.3%	2/90	2.2%	1.00

Table 2. Study PF708-301 Anti-Drug Antibody Titer Results for Individual Patients

Time (wk)	PF708 Patient 1		PF708 Patient 2	Forteo Patient 1	Forteo Patient 2
0	Neg		Neg	Neg	Neg
1	1:1		Neg	Neg	Neg
4	1:1	*	Neg	Neg	Neg
12	1:1		1:1	1:8	1:2
24	1:1		1:1	Neg	Neg
Follow-up	Neg		Neg	N/A	N/A

*	In vitro neutralizing activity detected; pharmacological activity, as assessed by changes in BMD and BTM, was observed during the study for this patient.

Antibody titer measures how much ADA is present in a positive sample. A value of 1:1 is the lowest possible finding, whereas a value of 1:8 represents an 8-fold increase.

Neg: negative; N/A: not applicable

Table 3. Study PF708-301 Treatment-Emergent Adverse Event Profiles

Number and Percent of Patients with:	PF708		Forteo
Any AE	75	83.3%	73	80.2%
Any SAE	6	6.7%	8	8.8%
Any treatment-related AE	48	53.3%	45	49.5%
Any AE leading to early withdrawal	3	3.3%	5	5.5%
Any AE leading to death	0	0%	0	0%

AE: adverse event; SAE: serious adverse event

Table 4. Study PF708-301 Severity of Treatment-Emergent Adverse Events

		Grade 1	Grade 2	Grade 3	Grade 4	Total
All Findings	PF708	169	84	6	2	261
	Forteo	203	61	9	3	276

		Grade 1	Grade 2	Grade 3	Grade 4	Total
Injection	PF708	36	1	0	0	37
Site Findings	Forteo	33	1	0	0	34

Severity of AEs was assessed according to the Common Terminology Criteria for Adverse Events. Version 4.03

Figure 1. Study PF708-301 Lumbar-Spine Bone Mineral Density Results in Female and Male Patients

Figure 2. Study PF708-301 Bone Turnover Markers Results in All Patients

In June 2018, we and Alvogen entered into a Development and License Agreement (US Alvogen Agreement) pursuant to which Alvogen received the exclusive right to commercialize and manufacture PF708 in the United States. In February 2019 we and Alvogen expanded our collaboration, granting Alvogen exclusive rights to commercialize and manufacture PF708 in the European Union (EU), certain countries in the Middle East and North Africa (MENA), and the rest of world (ROW) territories (the latter defined as all countries outside of the EU, US and MENA, excluding Mainland China, Hong Kong, Singapore, Malaysia and Thailand). We believe this collaboration leverages Alvogen’s established international experience and expertise in regulatory, IP and supply chain activities, as well as its established network of specialty marketing and sales pharmaceutical companies in these regions. Subject to applicable regulatory approvals, PF708 will be commercialized in Europe and Switzerland by Theramex, a leading global specialty pharmaceutical company dedicated to Women’s Health, in MENA by SAJA, a Tamer Group company, and ROW by Alvogen’s current and/or future commercialization partners. Under the terms of the agreements, Alvogen will be responsible for the local activities through Theramex, SAJA and its other commercialization partners and for overseeing any clinical development, regulatory, litigation, commercial manufacturing and commercialization. We are eligible to receive additional upfront and milestone payments of $1.5 million for the EU and MENA and additional potential milestone payments for ROW. For EU, MENA and ROW, we may also be eligible to receive up to 60% of Alvogen’s gross profit derived from product sales, if approved, depending on geography and cost of goods sold.

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

In addition to seeking FDA approval of our PF708 NDA, we are also seeking an “A” therapeutic equivalence designation for PF708 to the reference drug Forteo, which may permit PF708 to be automatically substituted for Forteo, depending on applicable laws and policies within each of the 50 states. Consistent with our ongoing dialogue with the FDA and its draft guidance document on demonstrating the therapeutic equivalence of drug-device combination products, we are planning to conduct a comparative human factors study that will directly compare users’ experiences with the pen injectors of PF708 and Forteo. This study is intended to further support a finding that PF708 is therapeutically equivalent to Forteo. We submitted the protocol for the comparative human factors study for FDA feedback, but the Agency recently informed us of its view that it might be premature to comment on the protocol until the details of the PF708 labeling are agreed to, which may be near the PF708 PDUFA date of October 7, 2019. We have engaged in a discussion with the FDA around this position. Depending on the outcome it may delay the start of the study, submitting the study results to the FDA, and potentially obtaining a therapeutic equivalence rating, if at all. The FDA does not typically make a therapeutic equivalence determination with an approval decision for a 505(b)(2) NDA. For a discussion of certain significant risks relating to PF708, please see the following Risk Factors: “Final marketing approval for PF708 by the FDA may be delayed, limited, or denied, any of which would adversely affect our ability to generate revenue;” “Our product candidates, if approved, will face significant competition from the reference products and from other therapeutic equivalent products of the reference products, and from other products. Our or our collaboration partners’ failure to effectively compete may prevent us from achieving significant market penetration and expansion;” and “If we do not obtain a therapeutic equivalence designation for PF708 from the FDA, our business may suffer.”

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

CRM197 – We have both licenses and supply agreements in place for CRM197, which is a non-toxic mutant of diphtheria toxin. It is a well-characterized protein and functions as a carrier for polysaccharides and haptens, making them immunogenic. We have developed unique CRM197 production strains based on our

Pseudomonas fluorescens platform. As a result of our development efforts, we previously entered into commercial licenses for production strains capable of producing CRM197 with both Merck & Co., Inc. (Merck) and Serum Institute of India Private Ltd., (SIIPL). Merck and SIIPL are currently using CRM197 produced by a production strain licensed from Pfenex in multiple Phase 3 clinical trials for such diseases as pneumococcal and meningitis bacterial infections. The CRM197 production strains utilized by both Merck and SIIPL are unique and exclusively licensed to each party. These commercial license agreements with Merck and SIIPL contemplate potential maintenance and milestone fees as well as royalties on net sales. Additionally, as part of the SIIPL commercial license agreement, SIIPL supplies both reagent grade and cGMP CRM197 to the Company who supplies the product to vaccine development-focused pharmaceutical partners.

Arcellx Development, Evaluation and License Agreement – The Company has recently entered into a development, evaluation and license agreement with Arcellx which provides access to the Pfēnex Expression Technology platform to advance Arcellx’s proprietary sparX proteins that activate, silence and reprogram Antigen- Receptor Complex T cell-based therapies. Under the terms of the agreement, Pfenex is eligible to receive development funding in addition to development, regulatory and commercial milestones ranging from $2.6 million to $18 million for each product incorporating a sparX protein expressed using the Pfēnex Expression Technology, as well as royalties on worldwide sales of any such products.

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

Our revenue for the three months ended June 30, 2019 and 2018 was $2.8 million and $4.2 million, respectively, and $13.2 million and $7.9 million for the six months ended June 30, 2019 and 2018, respectively. Our historical revenue has been primarily derived from monetizing our Pfēnex Expression Technology platform through collaboration agreements, service agreements, government contracts and reagent protein product sales, which provide for various types of payments, including upfront payments, funding of research and development, milestone payments, intellectual property access fees and licensing fees.

As of June 30, 2019, we had an accumulated deficit of $212.6 million, of which $89.8 million was attributable to recognizing the accretion in the redemption value of our convertible preferred stock. We recognized net losses of $7.6 million and $11.1 million for the three months ended June 30, 2019 and 2018, respectively, and $11.3 million and $22.1 million for the six months ended June 30, 2019 and 2019, respectively. As we continue to develop and invest more resources into the development and commercialization of our product candidates, our net operating losses will continue over the next several years. Adequate funding may not be available to us on commercially reasonable terms, or at all. Since our inception we have funded our operations primarily through the sale and issuance of common stock in our public offerings, revenue from our collaboration agreements, government contracts, service agreements, and reagent protein product sales, our prior credit facility and the private placement of equity securities. We have devoted substantially all of our capital resources to the research and development of our product candidates and working capital requirements.

Recent Developments

Critical Accounting Policies, Significant Judgments and Use of Estimates

Our management’s discussion and analysis of financial condition and results of operations is based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States, or GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported revenue and expenses during the reporting periods. These items are monitored and analyzed by us for changes in facts and circumstances, and material changes in these estimates could occur in the future. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Changes in estimates are reflected in reported results for the period in which they become known. Actual results may differ materially from these estimates under different assumptions or conditions. The accompanying unaudited consolidated financial statements and related financial information should be read in conjunction with the audited financial statements and related footnotes included in our Annual Report on Form 10-K for the year ended December 31, 2018. Except as otherwise disclosed, there have been no material changes in our critical accounting policies and estimates in the preparation of our financial statements during the three and six months ended June 30, 2019 compared to those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018, as filed with the SEC on March 11, 2019.

Results of Operations

Comparison of the three and six months ended June 30, 2019 and 2018

The following table summarizes our net loss during the periods indicated:

	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
(in thousands, except percentages)	2019	2018		2019	2018
Revenue	$2,811	$4,190	(33)%	$13,173	$7,936	66%
Cost of revenue	1,122	924	21%	2,694	2,444	10%

Gross profit	1,689	3,266	(48)%	10,479	5,492	91%
Operating expense
Research and development	4,837	10,739	(55)%	12,760	19,545	(35)%
Selling, general and administrative	4,552	3,647	25%	9,149	8,097	13%

Total operating expense	9,389	14,386	35%	21,909	27,642	(21)%

Loss from operations	(7,700)	(11,120)	(31)%	(11,430)	(22,150)	(48)%
Other income, net	71	39	82%	140	42	233%

Net loss	$(7,629)	$(11,081)	(31)%	$(11,290)	$(22,108)	(49)%

Revenue

	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
(in thousands, except percentages)	2019	2018		2019	2018
Revenue	$2,811	$4,190	(33)%	$13,173	$7,936	66%

Revenue decreased by $1.4 million, or 33%, to $2.8 million in the three month period ended June 30, 2019, compared to $4.2 million in the same period in 2018. The decrease in revenue was primarily due to completion of revenue amortization for our Jazz collaboration agreement, as well as a decrease in revenue related to our BARDA program. This was partially offset by increased service revenue and sales of our CRM197 product.

Revenue increased by $5.3 million, or 66%, to $13.2 million in the six month period ended June 30, 2019, compared to $7.9 million in the same period in 2018. The increase in revenue was primarily due to upfront and milestone payments from Alvogen related to our lead drug candidate PF708, higher service revenue and increased sales of our CRM197 product, partially offset by decreased activity related to our BARDA program.

Cost of Revenue

	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
(in thousands, except percentages)	2019	2018		2019	2018
Cost of revenue	$1,122	$924	21%	$2,694	$2,444	10%

Cost of revenue increased by approximately $0.2 million, or 21%, to $1.1 million in the three month period ended June 30, 2019, compared to $0.9 million in the same period in 2018. The increase was primarily due to greater sales of our CRM197 product, partially offset by decreased activity related to our BARDA program.

Cost of revenue increased by approximately $0.3 million, or 10%, to $2.7 million in the six months ended June 30, 2019, compared to $2.4 million in the same period in 2018. The increase was primarily due to greater sales of our CRM197 product, partially offset by decreased activity related to our BARDA program.

Research and Development

	Three Months Ended June 30,		Change	Six Months Ended June 30,
(in thousands, except percentages)	2019	2018		2019	2018	Change
Research and development	$4,837	$10,739	(55)%	$12,760	$19,545	(35)%

Research and development expenses decreased by approximately $5.9 million, or 55%, to $4.8 million in the three month period ended June 30, 2019, compared to $10.7 million in same period in 2018. The decrease is primarily due to expenses incurred in the second quarter of 2018 for our Phase 3 clinical trial and regulatory activities related to our lead drug candidate PF708. Additionally, in the second quarter of 2019, R&D expenses were offset by $1.2 million for certain costs Alvogen agreed to reimburse the Company for in connection with quality, manufacturing and supply chain activities for our PF708 collaboration.

Research and development expenses decreased by approximately $6.8 million, or 35%, to $12.8 million in the six months ended June 30, 2019, compared to $19.6 million in the same period in 2018. The decrease is primarily due to expenses incurred in the first half of 2018 for our Phase 3 clinical trial and regulatory activities related to our lead drug candidate PF708.

We expect research and development expenses to vary in the near future depending on the phase of the programs we are advancing. The timing and amount of expenses incurred for our product candidates will depend largely upon the outcomes of current or future clinical studies for our product candidates, as well as the related regulatory requirements, manufacturing costs and any costs associated with the advancement of our preclinical programs.

Selling, General and Administrative

	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
(in thousands, except percentages)	2019	2018		2019	2018
Selling, general and administrative	$4,552	$3,647	25%	$9,149	$8,097	13%

Selling, general and administrative expenses increased by approximately $1.0 million, or 25%, to $4.6 million in the three month period ended June 30, 2019, compared to $3.6 million in the same period in 2018. The increases were primarily due to an increase in expenses related to IP legal, consulting, and the expansion of business development efforts.

Selling, general and administrative expenses increased by approximately $1.1 million, or 13%, to $9.1 million in the six months ended June 30, 2019, compared to $8.1 million in the same period in 2018. The increases were primarily due to an increase in expenses related to IP legal, consulting, and the expansion of business development efforts.

Liquidity and Capital Resources

To date, we have funded our operations primarily through the sale and issuance of common stock in our public offerings, revenue from our collaboration agreements, government contracts, service agreements, and reagent protein product sales, our prior credit facility and the private placement of equity securities. At June 30, 2019, we had $41.6 million in cash and cash equivalents and $0.2 million in restricted cash as bank collateral for our corporate credit card program compared to $56.2 million in cash and cash equivalents and $0.2 million in restricted cash as of December 31, 2018.

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

In March 2018, we entered into an equity sales agreement (Sales Agreement) with William Blair & Company, L.L.C. (William Blair) to sell shares of our common stock having aggregate sales proceeds of up to $20.0 million, from time to time, through an “At the market” equity offering program under which William Blair will act as sales agent. Under the Sales Agreement, we set the parameters for the sale of shares, including the number of shares to be issued, the time period during which sales are requested to be made, limitation on the number of shares to be issued, the time period during which sales are requested to be made, limitation on the number of shares that may be sold in any one trading day and any minimum price below which sales may not be made. The Sales Agreement provides that William Blair will be entitled to compensation for its services that will equal 3.0% of the gross sales price per share of all shares sold through William Blair under the Sales Agreement. The Sales Agreement shall automatically terminate upon the issuance and sale of placement shares equaling sales proceeds of $20.0 million and may be terminated earlier by either us or William Blair upon five days’ notice. We have no obligation to sell any shares under the Sales Agreement and may at any time suspend solicitation and offers under the Sales Agreement. Through June 30, 2019, we have not sold any shares under the Sales Agreement.

On May 25, 2018, we closed an underwritten public offering of 7,820,000 shares of our common stock at a price of $5.50 per share, which included the full exercise by the underwriters of their option to purchase an additional 1,020,000 shares of our common stock, pursuant to our existing shelf registration statement. Net proceeds from the offering were approximately $39.5 million.

We believe that our existing cash and cash equivalents and our cash inflow from operations will be sufficient to meet our anticipated cash needs for at least the next 12 months including our obligations for PF708 leading up to the potential approval to support potential commercial launch by our partner Alvogen in the United States as early as the fourth quarter of 2019, subject to FDA approval of the NDA, final commercial strategic decisions made by our partner Alvogen and other factors. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. Further, our operating plan may change, and we may need additional funds to meet operational needs and capital requirements for product development and commercialization sooner than planned. We currently have no credit facility or committed sources of capital although we may receive milestone and other contingent payments under our current license and collaboration agreements. Because of the numerous risks and uncertainties associated with the development and commercialization of our product candidates, our dependence on Alvogen to commercialize PF708, whether we obtain an “A” therapeutic equivalence designation for PF708, and the extent to which we may enter into additional agreements with third parties to participate in their development and commercialization, we are unable to estimate the amounts of increased capital outlays and operating expenditures associated with our current and anticipated clinical trials and studies. Our future capital requirements will depend on many factors, including:

•	the timing and extent of spending on our research and development efforts, including with respect to PF708 and our other product candidates;

•	our ability to enter into and maintain collaboration, licensing, commercialization and other arrangements and the terms and timing of such arrangements;

•	the timing of the NDA approval by the FDA for PF708, if any;

•	the performance of our collaboration partner Alvogen, upon which we are dependent on to commercialize PF708;

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

Cash Flows

The following table sets forth the primary sources and uses of cash, cash equivalents and restricted cash for each of the periods presented below:

	Six Months Ended June 30,
(in thousands)	2019	2018
Net cash (used in) provided by:
Operating activities	$(14,219)	$(15,865)
Investing activities	(445)	(649)
Financing activities	65	39,036

Net (decrease) increase in cash, cash equivalents and restricted cash	$(14,599)	$22,522

Net cash used in operating activities

Net cash used in operating activities was $14.2 million during the six months ended June 30, 2019 compared to $15.9 million during the same period in 2018. The increase in net cash used in operating activities was primarily due to an decrease in net loss, driven by significantly more revenues recognized in 2019 related to the FDA’s acceptance of the NDA for PF708. The increase in revenue was primarily due to upfront and milestone payments from Alvogen related to our lead drug candidate PF708 and recognition of deferred revenue from NT Pharma upon FDA acceptance of our NDA for PF708.

Net cash used in investing activities

Net cash used in investing activities was $0.4 million during the six months ended June 30, 2019 compared to $0.6 million used in the same period in 2018. We used the funds to purchase property and equipment in both six month periods, with a greater amount of lab equipment acquired in the three months ended June 30, 2018 to support work used in preparing the NDA for PF708 filed in December 2018.

Net cash provided by (used in) financing activities

Cash used in financing activities was $65 thousand during the six months ended June 30, 2019 compared to cash provided from financing activities of $39.0 million during the same period in 2018. On May 25, 2018, we closed an underwritten public offering of 7,820,000 shares of our common stock at a price of $5.50 per share, which included the full exercise by the underwriters of their option to purchase an additional 1,020,000 shares of our common stock, pursuant to our existing shelf registration statement. Net proceeds from the offering were approximately $39.5 million. In both periods, cash was used for repayment of capital lease obligations, offset by proceeds from cash provided by the issuance of common stock in connection with our Employee Stock Purchase Plan.

Off-Balance Sheet Arrangements

In the normal course of business, we enter into contracts and agreements that contain a variety of representations and warranties and provide for general indemnifications. Our exposure under these agreements is unknown because it involves claims that may be made against us in the future, but have not yet been made. As of June 30, 2019, we have not paid any claims or been required to defend any action related to our indemnification obligations. However, we may record charges in the future as a result of these indemnification obligations.

Contractual Obligations and Commitments

There have been no material changes during the six months ended June 30, 2019 to our contractual obligations disclosed in our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2018.

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

We are exposed to market risk in the ordinary course of our business. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of fluctuations in interest rates and foreign currency exchange rates. As of June 30, 2019, we did not hold or issue financial instruments for trading purposes.

Interest rate fluctuation risk

The primary objective of our investment activities is to preserve our capital to fund our operations. We also seek to maximize income from our cash and cash equivalents without assuming significant risk. To achieve our objectives, we invest our cash and cash equivalents in money market funds, treasury obligations, short term certificates of deposit and high-grade corporate securities, directly or through managed funds, with maturities of six months or less. As of June 30, 2019, we had cash and cash equivalents of $41.6 million consisting of cash of $9.3 million and investments of $32.3 million in highly liquid U.S. money market funds. A portion of our investments may be subject to interest rate risk and could fall in value if market interest rates increase. However, because our investments are primarily short-term in duration, we believe that our exposure to interest rate risk is not significant and a 100 basis point movement in market interest rates would not have a significant impact on the total value of our portfolio. We actively monitor changes in interest rates.

Foreign currency exchange risk

We contract with clinical research organizations, investigational sites and suppliers in foreign countries. We are therefore subject to fluctuations in foreign currency rates in connection with these agreements. We have not entered into any material foreign currency hedging contracts although we may do so in the future. To date we have not incurred any material effects from foreign currency changes on these contracts. The effect of a 10% adverse change in exchange rates on foreign currency denominated cash and payables as of June 30, 2019 would not have been material. However, fluctuations in currency exchange rates could harm our business in the future.

Inflation risk

Inflation may affect us by increasing our cost of labor and clinical trial costs. We do not believe that inflation has had a material effect on our business, financial condition or results of operations for any period presented herein.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s (SEC) rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2019 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Relating to our Financial Condition and Need for Additional Capital

We have a limited operating history and expect to generate significant losses for the foreseeable future. If we are not successful in completing the development of our product candidates, commercializing our products, and generating significant revenue, we will not be profitable.

With the exception of two years, we have incurred annual net operating losses since inception, and to date have generated only limited revenue from government contracts, service agreements, collaboration agreements, and reagent protein product sales. We have recognized net losses of $11.3 million and $22.1 million for the six months ended June 30, 2019 and 2018, respectively, and $39.6 million for the year ended December 31, 2018. As of June 30, 2019, we had an accumulated deficit of $212.6 million and net working capital of $37.1 million. To date, we have funded our operations primarily through the sale and issuance of common stock in our public offerings, revenue from our collaboration agreements, government contracts, service agreements, and reagent protein product sales, our prior credit facility and the private placement of equity securities. As of June 30, 2019, we had capital resources consisting of cash and cash equivalents of $41.6 million. As we continue to develop and invest more resources into the development and commercialization of our product candidates, our net operating losses will continue over the next several years. To become profitable, we must successfully develop and obtain regulatory approval for our product candidates, and effectively manufacture and commercialize the product candidates we develop. We submitted our NDA for PF708 on December 10, 2018 and the United States Food and Drug Administration (FDA) accepted our submission for substantive review in February 2019. In May 2019, Alvogen Malta Operations Ltd. (Alvogen), our collaboration partner, submitted a centralized application to the EMA for Teriparatide and the application was accepted for review. In June 2018 and February 2019, we entered into agreements with Alvogen in which we granted Alvogen exclusive rights to commercialize PF708 in the United States, MENA, and rest of world. The loss for any reason of Alvogen as a key partner could have a significant and adverse impact on our business. If we are unable to retain Alvogen as a partner on commercially acceptable terms, we may not be able to commercialize PF708 as planned and we could experience delays in or suspension of our potential U.S. commercial launch of PF708.

With respect to PF708, our future revenue will depend upon the performance of our collaboration partner, Alvogen, whether we timely obtain an “A” therapeutic equivalence designation for PF708 that may allow PF708 to be automatically substituted for Forteo depending on applicable laws and policies within each of the 50 states, the size of any markets in which PF708 or such other product candidate may receive approval, and our and our collaboration partners’ ability to achieve sufficient market acceptance, pricing, reimbursement from third-party payors, and adequate market share for our product candidates in those markets. We, Alvogen, and our other collaboration partners may never succeed in these activities and therefore may never generate revenue that is significant or large enough to achieve profitability. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to become and remain profitable could depress the market price of our common stock and could impair our ability to raise capital, expand our business, diversify our product offerings or continue our operations.

We will require substantial additional funds to seek and obtain regulatory approval for and commercialize our product candidates and, if additional capital is not available, we may need to limit, scale back or cease our operations.

Since our inception, a significant portion of our resources have been dedicated to the preclinical and clinical development of our product candidates, including PF708, Px563L, RPA563, PF582, and PF529. We believe that we will continue to expend substantial resources for the foreseeable future for the preclinical and clinical development of our current product pipeline, and the development of any other indications and product candidates we may choose to pursue, either alone or with a strategic collaboration partner. These expenditures will include costs associated with research and development, conducting preclinical studies and clinical studies, and manufacturing and supply as well as marketing and selling any products that receive marketing authorization. Because the outcome of any clinical trial is highly uncertain and we are substantially dependent on third parties, including Alvogen, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of PF708, Px563L, RPA563, and our pipeline of other product candidates and preclinical products under development. Following our strategic review in November 2017, we decided to pause our development activities for PF582 and PF529 and focus our efforts and resources elsewhere in the product portfolio until strategic partnerships for these candidates are forged. In addition, on March 29, 2019, we received notice from the Biomedical Advanced Research and Development Authority (BARDA) informing us of BARDA’s decision to not exercise development options for cGMP manufacturing and potential Phase 1/2b study readiness for Px563L and RPA563. Following the receipt of the notice from BARDA and pursuant to ongoing discussions with BARDA, we are assessing the priority of this program in our portfolio. In the future, we may be required to devote additional resources to the development of PF582, PF529, Px563L, or RPA563 or obtain a new collaboration partner or government funding on short notice, and the terms of any additional collaboration, government funding or other arrangements that we establish may not be favorable to us. We may also need to obtain substantial additional sources of funding to develop our product candidates as currently contemplated. If such additional funding is not available on favorable terms or at all, we may need to delay or reduce the scope of our product candidate development programs, or grant rights in the United States, as well as outside the United States, to our product candidates to one or more partners.

We believe that our available cash and cash equivalents, including the proceeds from any revenue from our government contracts, service agreements, collaboration agreement, and reagent protein product sales, will be sufficient to meet our anticipated cash needs for at least the next twelve months including our costs leading up to the potential approval of PF708 to support the potential commercial launch of PF708 by our partner Alvogen in the United States as early as the fourth quarter of 2019, subject to FDA approval of the NDA, final commercial strategic decisions made by our partner Alvogen and other factors. However, changing circumstances and risks and uncertainties associated with our product development efforts may cause us to consume capital significantly faster than we currently anticipate, and we may need to spend more money than currently expected. Our future capital requirements may vary depending on the following:

•	the timing and extent of spending on our research and development efforts, including with respect to PF708 and our other product candidates;

•	our ability to enter into and maintain collaboration, licensing, commercialization and other arrangements and the terms and timing of such arrangements;

•	our ability to retain Alvogen as a collaboration partner for PF708 on commercially acceptable terms;

•	the cost of manufacturing and commercialization activities, if any;

•	the receipt of any collaboration or milestone payments;

•	the scope, rate of progress, results and FDA acceptance of the results, and cost of our clinical trials, preclinical testing and other related activities for our product candidates;

•	the emergence of competing technologies or other adverse market developments;

•	the time and costs involved in seeking and obtaining regulatory and marketing approvals in multiple jurisdictions for our product candidates that successfully complete clinical trials;

•

whether we timely obtain an “A” therapeutic equivalence designation for PF708 that may allow PF708 to be automatically substituted for Forteo depending on applicable laws and policies within each of the 50 states;

•	the cost of preparing, filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights;

•	the introduction of new product candidates and the number and characteristics of product candidates that we pursue;

•	the timing, receipt and amount of sales, profit sharing or royalties, if any, from our potential products;

•	if approved, the degree and rate of market acceptance and coverage and reimbursement by payors of any products launched by us or our collaboration partners;

•	the expansion of our sales and marketing activities; and

•	the potential acquisition and in-licensing of other technologies, products or assets.

If we were to experience any delays or encounter issues with any of the above, including with respect to obtaining FDA approval of the NDA for PF708, obtaining an “A” therapeutic equivalence designation for PF708, commercially launching PF708 with Alvogen, clinical holds, failed studies, inconclusive or hard-to-interpret results, safety or efficacy issues, or other regulatory challenges that require longer follow-up of existing studies, additional major studies, or additional supportive studies in order to pursue marketing approval, it could further increase the costs associated with the above and delay or suspend revenues.

We will need to raise additional capital to fund our operations in the near future. If we seek additional funding in the future, additional funds may not be available to us on acceptable terms or at all. We may seek to raise additional funds through equity, equity-linked or debt financings. If we raise additional funds through the incurrence of indebtedness, such indebtedness would have rights that are senior to holders of our equity securities and could contain covenants that restrict our operations. We have a sales agreement in place with William Blair to sell up to $20.0 million worth of shares of our common stock, from time to time, through an “at the market” equity offering program under which William Blair will act as sales agent. As of June 30, 2019, $20.0 million worth of shares of our common stock remained available for sale under the “at the market” equity offering program. Any additional equity financing may be dilutive to our stockholders. If we are unable to obtain funding on a timely basis, we may be required to significantly curtail the advancement of one or more of our product candidates. We also could be required to seek funds through arrangements with collaboration partners or others that may require us to relinquish rights to some of our technologies or product candidates which we would otherwise pursue on our own.

Final marketing approval for PF708 by the FDA may be delayed, limited, or denied, any of which would adversely affect our and our collaboration partners’ ability to generate revenue.

We filed our NDA for PF708 in December 2018 and the FDA accepted our submission for substantive review in February 2019. For products subject to standard review, such as PF708, the FDA has a goal to complete its review of the NDA and respond to the applicant within ten months from the date of receipt of an NDA. FDA assigned a target goal date of October 7, 2019 for the PF708 NDA. The review process and the PDUFA goal date may be extended if FDA requests or the NDA sponsor otherwise provides additional information or clarification regarding information already provided in the submission prior to the PDUFA target goal date. FDA’s review goals are subject to change, and it is unknown whether the review of our NDA will be completed within FDA’s review goals or will be delayed. Moreover, the duration of FDA’s review may depend on the number and type of other NDAs that are submitted with FDA around the same time period. In addition, FDA may refer applications for products which present difficult questions of safety or efficacy to an advisory committee for review, evaluation and recommendation as to whether the application should be approved and under what conditions. FDA is not bound by the recommendation of an advisory committee, but it considers such recommendations carefully when making decisions.

We cannot provide any assurance as to whether or when we will obtain regulatory approval to commercialize PF708. We cannot, therefore, predict the timing of any future revenue. Because PF708 is our lead product candidate this risk is particularly significant for us. We or our collaboration partners cannot commercialize PF708 until the appropriate regulatory authorities have reviewed and approved marketing applications for this product candidate. We cannot assure you that the regulatory agencies will complete their review processes in a timely manner or that we will obtain regulatory approval for PF708. In addition, we or our collaboration partners may experience delays or the application may be rejected based upon additional government regulation from future legislation or administrative action or changes in FDA policy during the period of product development, clinical trials and FDA regulatory review. If any of the foregoing risks occur, it would have a material adverse effect on our business and results of operations.

Any further development of PF582 and PF529 will require significant resources from us or a collaboration partner, and in the event that we do not find a collaboration partner, we would discontinue the development of the PF582 and PF529 programs.

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

Reference product or reference listed drug (“originator”) sponsor companies may develop improved versions as part of a life cycle extension strategy and may obtain regulatory approval of the improved version under a supplemental biologics license application (BLA) or NDA. If an originator sponsor company succeeds in obtaining an approval of an improved product, it may capture a significant share of the collective market and significantly reduce the market for the reference product/reference listed drug, and thereby the potential size of the market for our therapeutic equivalent product candidates. The improved product also may be protected by additional patent rights.

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

We and our collaboration partners expect to enter highly competitive pharmaceutical markets. Successful competitors in the pharmaceutical market have the ability to effectively discover, obtain patents, develop, test and obtain regulatory approvals for products, as well as the ability to effectively commercialize, market and promote approved products, including communicating the effectiveness, safety and value of products to consumers and medical professionals. Numerous companies, universities, and other research institutions are engaged in developing, patenting, manufacturing and marketing of products competitive with those that we are developing. For example, in April 2017, the FDA approved Radius Health’s TYMLOS® (abaloparatide), and in April 2019 the FDA approved Evenity (romosozumab) a once monthly monoclonal antibody product developed by Amgen and UCB, each of which could potentially compete with PF708, if approved. Teva Pharmaceuticals USA, Inc. has filed an ANDA referencing Forteo that, if approved, could compete with PF708. Apotex Corp. also has submitted an ANDA for a generic version of Forteo, and other generic drug manufacturers may have filed and/or in the future may file ANDAs referencing Forteo that, if approved, could compete with PF708. Any such competition could also adversely affect the market size and opportunity for PF708. Many of these potential competitors, such as Amgen Inc., Eli Lilly and Company, Teva Pharmaceutical Industries Limited, Emergent BioSolutions Inc., and Radius Health are large, experienced companies that enjoy significant competitive advantages, such as substantially greater financial, research and development, manufacturing, personnel and marketing resources. Recent and potential future merger and acquisition activity in the biotechnology and pharmaceutical industries is likely to result in even more resources being concentrated among a smaller number of our competitors. These companies also maintain greater brand recognition and more experience and expertise in undertaking preclinical testing and clinical trials of product candidates and obtaining the FDA and other regulatory approvals of products. Established pharmaceutical companies may also invest heavily to accelerate discovery and development of novel compounds that could make our product candidates obsolete.

In addition, PF708 is being developed pursuant to the 505(b)(2) regulatory pathway in the U.S. and references Forteo as the Reference Listed Drug. Only if PF708 obtains an “A” therapeutic equivalence designation may PF708 to be permitted to be automatically substituted for Forteo, depending on applicable laws and policies within each of the 50 states. In the case of Teva’s and Apotex’s competitive products, upon approval of such competitor’s ANDA by the FDA, such competitor’s product would be permitted to be automatically substituted for Forteo, depending on applicable laws and policies within each of the 50 states, without the need to obtain an “A” therapeutic equivalence designation.

In addition, our therapeutic equivalent and vaccine products may face competition from companies that develop and commercialize products that compete directly with our products. See “Risks Related to Government Regulation—If other therapeutic equivalent or generic products to Forteo are approved and successfully commercialized before PF708, our business would suffer.”

If any competitor products are approved prior to PF708 or our other product candidates as described herein, our future product revenue could suffer and it would have a material adverse effect on our financial condition and results of operations.

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

To commercialize PF708, we have entered into collaboration agreements with Alvogen and NT Pharma and the prospects for PF708 depend on the expertise, development and commercial skills, and financial strength of Alvogen and NT Pharma. Under the Alvogen agreements, Alvogen has the exclusive right to commercialize and manufacture PF708 in the United States, European Union, Middle East, North Africa, and the rest of the world not covered by the NT Pharma territory. The loss for any reason of Alvogen as a key partner could have a significant and adverse impact on our business. If we are unable to retain Alvogen as a partner on commercially acceptable terms, we may not be able to commercialize PF708 as planned and we could experience delays in or suspension of our potential U.S. commercial launch of PF708. Under the NT Pharma agreement, we granted an exclusive license to NT Pharma to commercialize PF708 in certain Asian countries and a non-exclusive license to conduct development activities in such territories with respect to PF708. For Px563L, RPA563, and our other product candidates, if approved, we will need to identify potential sales, marketing and distribution partners or establish our own internal sales force. In the future, we may choose to collaborate with other third parties that have direct sales forces and established distribution systems, either to augment our own sales force or in lieu of our own sales force. If we are unable to enter into such arrangements on acceptable terms or at all, we may not be able to successfully commercialize our product candidates. If we are not successful in commercializing our product candidates, either on our own or through collaborations with one or more third parties, our future product revenue will suffer and we would incur significant additional losses.

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

As of June 30, 2019, we had 78 full-time employees, including a total of 20 employees who hold Ph.D. degrees. Our management and personnel, systems and facilities currently in place may not be adequate to support this future growth. Therefore, we will need to continue to expand our managerial, operational, finance and other resources to manage our operations and clinical trials, continue our development activities and commercialize our product candidates, if approved. In order to effectively execute our growth strategy, we will be required to:

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

The U.S. government holds certain intellectual property rights related to our Anthrax vaccines, Px563L and RPA563.

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

Development of our anthrax vaccines, Px563L and RPA563, is funded by BARDA. The funding for government programs is subject to Congressional appropriations, often made on a fiscal year basis, even for programs designed to continue for several years. These appropriations can be subject to political considerations and stringent budgetary constraints. For example, on March 29, 2019, we received notice from BARDA informing us of BARDA’s decision to not exercise development options for cGMP manufacturing and potential Phase 1/2b study readiness for Px563L and RPA563. Following the receipts of the notice from BARDA and pursuant to ongoing discussions with BARDA, we are assessing the priority of this program in our portfolio. Additionally, our government-funded development contracts give the U.S. government the right, exercisable in its sole discretion, to extend this contract for successive options following a base period of performance. The value of the services to be performed during these options may constitute the majority of the total value of the underlying contract. If levels of government expenditures and authorizations for biodefense decrease or shift to programs in areas where we do not offer products or are not developing product candidates, or if the U.S. government otherwise declines to exercise its options under its contracts with us, our business, revenue and operating results would suffer.

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

•	whether we or our collaboration partners are able to obtain timely and adequate coverage and reimbursement for our products by key payors, such as Medicare Part D for PF708 in the United States;

•	proper training and administration of our products by physicians, medical staff, and patients;

•	the potential and perceived advantages of our products over alternative treatments;

•	the cost of treatment in relation to alternative treatments and willingness to pay for our products, if approved, on the part of physicians and patients;

•	relative convenience and ease of administration;

•	the prevalence and severity of adverse events; and

•	the effectiveness of our sales and marketing efforts.

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

Because we have limited or no capabilities for commercial, manufacturing, sales, marketing and distribution, we may need to enter into alliances with other companies to develop our product candidates. For example, to commercialize PF708, we have entered into collaboration agreements with Alvogen and NT Pharma and the prospects for PF708 depend in part on the expertise, commercial skills, and financial strength of Alvogen and NT Pharma. Under the Alvogen agreement, Alvogen has the exclusive right to commercialize and manufacture PF708 in the United States, European Union, Middle East, North Africa, and the rest of the world not covered by the NT Pharma agreement. We may be unable to establish or maintain this relationship with Alvogen on a commercially reasonable basis, if at all. In addition, Alvogen may have similar or more established relationships with our competitors. Moreover, the loss for any reason of Alvogen as a key partner could have a significant and adverse impact on our business. If we are unable to retain Alvogen as a partner on commercially acceptable terms, we may not be able to commercialize PF708 as planned and we may experience delays in or suspension of the potential commercial launch of PF708 in the U.S. Under the NT Pharma agreement, we granted an exclusive license to NT Pharma to commercialize PF708 in certain Asian countries and a non-exclusive license to conduct development activities in such territories with respect to PF708. In addition, we entered into an agreement with Jazz, pursuant to which we have transferred the development, manufacturing and commercialization of certain product candidates.

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

We do not own or operate facilities for the manufacture of any of our product candidates, including PF708. We currently have no plans to build our own clinical or commercial scale manufacturing capabilities. For PF708, we are dependent on Alvogen to manufacture PF708 following the potential approval of the NDA for PF708 by the FDA. To meet our projected increased needs for supplies of our product candidates to support our activities through regulatory approval and commercial manufacturing, Alvogen and the CMOs with whom we currently work will need to increase the scale of production. In addition, the CMO on which we principally rely has limited experience manufacturing products on a commercial scale.

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

If we receive FDA approval for PF708, Alvogen will be obligated to use diligent efforts to continue to develop, manufacture and commercialize PF708 in the United States at Alvogen’s cost and expense. Before PF708 can be approved, the manufacturing facilities for both the active pharmaceutical ingredient, or API, and finished pharmaceutical product, will be inspected by the FDA for compliance with cGMPs. If the third-party manufacturers fail to pass these preapproval inspections, our NDA will not be approved or will be significantly delayed until compliance can be demonstrated. We and Alvogen have not yet identified alternate suppliers for PF708, nor have we identified alternate suppliers for any other product candidate, in the event the current CMOs we utilize are unable to scale to commercial production, pass required preapproval inspections, or if we otherwise experience any problems with them. Although we believe alternative third-party suppliers with the necessary manufacturing and regulatory expertise and facilities exist, it would be expensive and take a significant amount of time to arrange for, and qualify, alternative suppliers. Furthermore, if we or Alvogen are required to identify, qualify and contract with new manufacturing suppliers of PF708, we and Alvogen would need to demonstrate to the satisfaction of the FDA in a bridging study that any new supply of PF708 is substantially the same as the PF708 used in our clinical trials. Any bridging study may require further clinical testing, including testing in patients. We cannot assure you that we can arrange for alternative third-party manufacturing sources for PF708, or any other product candidate, on commercially reasonable terms or in a timely manner, or that such manufacturers will be capable of manufacturing PF708, or any other product candidate, in compliance with cGMPs and to FDA’s satisfaction.

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

We will continue to rely upon medical institutions, clinical investigators and contract laboratories to conduct our trials in accordance with our clinical protocols and in accordance with applicable legal and regulatory requirements. These third parties play a significant role in the conduct of these trials and the subsequent collection and analysis of data from the clinical trials. These third parties are not our employees, and except for remedies available to us under our agreements with such third parties, there is no guarantee that any such third party will devote adequate time and resources to our clinical trial. If our CRO or any other third parties upon which we rely for administration and conduct of our clinical trials do not successfully carry out their contractual duties or obligations or meet expected deadlines, if they need to be replaced or if the quality or accuracy of the clinical data they obtain is compromised due to the failure to adhere to our clinical protocols, regulatory requirements, or for other reasons, or if they otherwise perform in a substandard manner, our clinical trials may be extended, delayed, suspended or terminated, and we may not be able to complete development of, seek or obtain regulatory approval for, or successfully commercialize our product candidates. We plan to rely heavily on these third parties for the execution of clinical trials for products we are developing or may develop in the future and will control only certain aspects of their activities. Nevertheless, we are responsible for ensuring that each of our clinical trials is conducted in accordance with the applicable protocol, legal, regulatory and scientific standards, and our reliance on our CRO does not relieve us of our regulatory responsibilities.

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

Even if PF708 receives marketing approval in the U.S. or the EU, we may also be subject to direct legal challenges from Eli Lilly and Company, the manufacturer of Forteo, and we could be delayed or prevented from launching PF708 as a result of court orders, regulatory stays, or the time necessary to resolve such challenges. For instance, we are aware of at least two instances of a third party being subject to litigation initiated by Eli Lilly and Company on a product purporting to be a generic version of Eli Lilly’s Forteo (teriparatide [rDNA origin] injection) product. Similarly, we may be subject to indirect legal challenges in the U.S. as a result of new executive orders from the President of the United States or the amendment or reversal of various laws by the U.S. Congress that govern or impact the approval of products being developed pursuant to the 505(b)(2) pathway, including the Hatch-Waxman Act, which in aggregate may cause a delay in or prevent the approval or commercial launch of PF708. In accordance with regulatory requirements we provided notice of Paragraph IV certification (Notice Letter) to Eli Lilly and Company (Lilly) on February 19, 2019 that PF708 does not infringe any valid claim of the ‘334 patent. Under the Hatch-Waxman Act, Lilly had 45 days from the receipt of the Notice Letter to file a patent infringement lawsuit against Pfenex that would cause a 30-month litigation stay of approval for PF708. On April 11, 2019 we announced the expiration of the 45-day period for Lilly to file a lawsuit under the Hatch-Waxman Act and stay the approval of PF708 for 30 months. Because Lilly did not file a lawsuit within this time period, there will be no 30-month litigation stay delaying approval of PF708.

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

Our research, development and commercialization activities may infringe or otherwise violate or be claimed to infringe or otherwise violate patents owned or controlled by other parties. Our competitors have developed large portfolios of patents and patent applications in fields relating to our business and it may not always be clear to industry participants, including us, which patents cover various types of products or methods of use. There may also be patent applications that have been filed but not published that, when issued as patents, could be asserted against us. The coverage of patents is subject to interpretation by the courts, and the interpretation is not always uniform. If we are sued for patent infringement, we would need to demonstrate that our product candidates, products or methods either do not infringe the patent claims of the relevant patent or that the patent claims are invalid, and we may not be able to do this. Proving that a patent is invalid is difficult. For example, in the United States, proving invalidity requires a showing of clear and convincing evidence to overcome the presumption of validity enjoyed by issued patents. Also, in proceedings before courts in Europe, the burden of proving invalidity of the patent usually rests on the party alleging invalidity. Third parties could bring claims against us that would cause us to incur substantial expenses and, if successful against us, could cause us to pay substantial damages. Further, if a patent infringement suit were brought against us, we could be forced to stop or delay research, development, manufacturing or sales of the product or product candidate that is the subject of the suit.

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

Interference, derivation or other proceedings brought at the USPTO or any foreign patent authority may be necessary to determine the priority or patentability of inventions with respect to our patent applications or those of our licensors or collaborators. Litigation or USPTO proceedings brought by us may fail. An unfavorable outcome in any such proceedings could require us to cease using the related technology or to attempt to license rights to it from the prevailing party or could cause us to lose valuable intellectual property rights. Our business could be harmed if the prevailing party does not offer us a license on commercially reasonable terms, if any license is offered at all. Even if we are successful, domestic or foreign litigation or USPTO or foreign patent office proceedings may result in substantial costs and distraction to our management. We may not be able, alone or with our licensors or collaborators, to prevent misappropriation of our trade secrets, confidential information or proprietary rights, particularly in countries where the laws may not protect such rights as fully as in the United States.

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

Many companies have encountered significant problems in protecting and defending intellectual property rights in foreign jurisdictions. The legal systems of certain countries, particularly certain developing countries, do not favor the enforcement of patents and other intellectual property protection, particularly those relating to biopharmaceuticals, which could make it difficult for us to stop the infringement of our patents or marketing of competing products in violation of our proprietary rights generally. Proceedings to enforce our patent rights in foreign jurisdictions could result in substantial costs and divert our efforts and attention from other aspects of our business, could put our patents at risk of being invalidated or interpreted narrowly and our patent applications at risk of not issuing and could provoke third parties to assert claims against us. We may not prevail in any lawsuits that we initiate, and the damages or other remedies awarded, if any, may not be commercially meaningful. Accordingly, our efforts to enforce our intellectual property rights around the world may be inadequate to obtain a significant commercial advantage from the intellectual property that we develop or license.

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

The research, development, testing, manufacturing, labeling, packaging, approval, promotion, advertising, storage, marketing, distribution, post-approval monitoring and reporting, and export and import of drug and biologic products are subject to extensive regulation by the FDA and other regulatory authorities in the United States, by the EMA and Competent Authorities of the Member States of the EEA, and by other regulatory authorities in other countries, and regulations differ from country to country. Neither we nor any collaboration partner is permitted to market PF708, Px563L, RPA563 or any other product candidates in the United States until approval from the FDA is received, or in the EEA until we receive European Commission authorization or approval from one or more Competent Authorities of the Member States of the EEA, as applicable. The time required to obtain approval from regulatory authorities is unpredictable, typically takes many years following the commencement of clinical trials, and depends upon numerous factors, including the substantial discretion of such regulatory authorities. In addition, approval policies, regulations, or the type and amount of clinical data necessary to gain approval may change during the course of a product candidate’s clinical development and may vary among jurisdictions, which may cause delays in the filing of an application and/or the approval or the decision not to approve an application. We filed our NDA for PF708 in December 2018. In May 2019, Alvogen, our collaboration partner, submitted a centralized application to the EMA for Teriparatide, and the application was accepted for review. Other than our NDA for PF708 and the application submitted to the EMA for PF708, we and our collaboration partners have not submitted any marketing applications to regulatory authorities and neither we nor our collaboration partners have obtained regulatory approval for any product candidate and it is possible that none of our existing product candidates or any product candidates we may seek to develop in the future will ever obtain regulatory approval.

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

•	our ability to find suitable collaboration partners to develop our product candidates or our ability to obtain substantial additional sources of funding to develop our product candidates;

•	timely receipt of necessary marketing approvals from the FDA, the European Commission, and similar foreign regulatory authorities;

•	maintaining an acceptable safety and adverse event profile of our products following approval;

•	achieving and maintaining compliance with all regulatory requirements applicable to our product candidates or any approved products;

•	making arrangements with third-party manufacturers for, or establishing, commercial manufacturing capabilities;

•	launching commercial sales of our products, if and when approved, whether alone or in collaboration with others;

•	whether we or our collaboration partners are able to obtain timely and adequate coverage and reimbursement for our products by key payors, such as Medicare Part D for PF708 in the United States;

•	obtaining and maintaining patent and trade secret protection and regulatory exclusivity, where available, for our product candidates;

•	the availability, perceived advantages, relative cost, relative safety and relative efficacy of alternative and competing treatments;

•	acceptance of our products, if and when approved, by patients, the medical community and third-party payors; and

•	the ability to raise additional capital on acceptable terms to achieve our goals.

If we and our collaboration partners are unable to seek and obtain regulatory approval or adequate coverage and reimbursement for any of our product candidates in a timely manner or at all, we may never realize revenue from these products and we may have to curtail our other product development programs. As a result, our business, financial condition and results of operations would be materially harmed.

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

We are actively working to develop multiple therapeutic equivalent products and vaccines. The cost to develop each proposed therapeutic equivalent drug, and vaccine product candidate could vary significantly and is highly dependent on the specific compound and the amount and type of clinical work that will be necessary for regulatory approval. There can be no assurance that our clinical work will be successful, or that regulatory authorities will not require additional clinical development beyond that which we have planned. Additionally, we may enter into alliances and collaborations to fund biosimilar and therapeutic equivalent product research and development activities, and our ability to realize the benefits of such arrangements may depend on the success of any such biosimilar or therapeutic equivalent product program. Due to events beyond our control or the risks identified herein, we may be unable to fund all or some of our internal biosimilar, therapeutic equivalent, and vaccine product research and development initiatives, which would have an adverse impact on our strategy and growth initiatives.

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

PF708, similar to Forteo, is made recombinantly using living cells. In October 2017, however, the FDA issued a draft guidance document that identified standards by which chemically manufactured, or synthetic, versions of Forteo may be approved under the 505(j), or Abbreviated New Drug Application (ANDA), regulatory pathway, which would not require the conduct of a comparative clinical trial in patients for approval of the product. In addition, the FDA has rejected two citizen petitions that sought to prohibit approval of an ANDA for a synthetic version of Forteo. The availability of the ANDA regulatory pathway for synthetic versions of Forteo may result in additional competition for PF708. Teva Pharmaceuticals USA, Inc. has filed an ANDA referencing Forteo that, if approved, could compete with PF708, if approved. Apotex Corp. also has submitted an ANDA for a generic version of Forteo and other generic drug manufacturers may have filed and/or in the future may file ANDAs referencing Forteo. Products approved under the ANDA pathway are considered generic drugs, and generally are approved as therapeutic equivalents to the reference product, and therefore may be automatically substituted for the reference listed drug, depending on health care statutes and policies within each of the 50 states. The potential automatic substitution status of these generic products may adversely affect our and our collaboration partners’ ability to generate revenue with PF708 if approved.

If we do not obtain a therapeutic equivalence designation for PF708 from the FDA, our business may suffer.

In addition to seeking FDA approval of our PF708 NDA, we are also seeking an “A” therapeutic equivalence designation for PF708 to the reference drug Forteo, which may permit PF708 to be automatically substituted for Forteo, depending on applicable laws and policies within each of the 50 states. Consistent with our ongoing dialogue with the FDA and its draft guidance document on demonstrating the therapeutic equivalence of drug-device combination products, we are planning to conduct a comparative human factors study that will directly compare users’ experiences with the pen injectors of PF708 and Forteo. This study is intended to further support a finding that PF708 is therapeutically equivalent to Forteo. We submitted the protocol for the comparative human factors study for FDA feedback, but the Agency recently informed us of its view that it might be premature to comment on the protocol until the details of the PF708 labeling are agreed to, which may be near the PF708 PDUFA date of October 7, 2019. We have engaged in a discussion with the FDA around this position. Depending on the outcome of this discussion, we may be delayed in starting the study, submitting the study results to the FDA, and potentially obtaining a therapeutic equivalence rating, if at all. The FDA does not typically make a therapeutic equivalence determination with an approval decision for a 505(b)(2) NDA.

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

Teva Pharmaceuticals USA, Inc. has submitted an ANDA for a generic version of Forteo, and has settled the subsequent patent lawsuit brought by Eli Lilly alleging infringement of the Orange Book-listed patents for Forteo. Apotex Corp. also has submitted an ANDA for a generic version of Forteo and the subsequent patent lawsuit brought by Eli Lilly was dismissed by the parties without prejudice. The terms of the settlement are not public, but Lilly has said it does not anticipate a generic version of Forteo to be marketed before the second half of 2019, at the earliest. Although to date there is no public information indicating that the Teva or Apotex ANDA has been approved, it is possible that a the Teva generic may be approved and marketed before PF708 is approved and marketed, which could adversely affect our and our collaboration partners’ ability to generate revenue from PF708, if approved.

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

Any government investigation of alleged violations of law could require us or our collaboration partners to expend significant time and resources in response and could generate negative publicity. Any failure to comply with ongoing regulatory requirements may significantly and adversely affect our or our collaboration partners’ ability to commercialize and generate revenue from our products. If regulatory sanctions are applied or if regulatory approval is withdrawn, the value of our company and our operating results will be adversely affected.

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

We may be subject to laws and regulations covering data privacy and the protection of health-related and other personal information. The legislative and regulatory landscape for privacy and data protection continues to evolve, and there has been an increasing focus on privacy and data protection issues which may affect our business. Numerous federal and state laws and regulations, including state security breach notification laws, state health information privacy laws and federal and state consumer protection laws, govern the collection, use, disclosure, and protection of personal information. Failure to comply with such laws and regulations could result in government enforcement actions and create liability for us (including the imposition of significant penalties), private litigation and/or adverse publicity that could negatively affect our business. In addition, healthcare providers who prescribe our products and research institutions we collaborate with are subject to privacy and security requirements under the Health Insurance Portability and Accountability Act of 1996 (HIPAA). Although we are not directly subject to HIPAA other than with respect to providing certain employee benefits, we potentially could be subject to criminal penalties if we knowingly obtain or disclose individually identifiable health information maintained by a HIPAA-covered entity in a manner that is not authorized or permitted by HIPAA.

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

From time to time, legislation is drafted and introduced in Congress that could significantly change the statutory provisions governing the regulatory approval, manufacturing, and marketing of regulated products or the reimbursement thereof. In addition, FDA regulations and guidance may be revised or reinterpreted by the FDA in ways that may significantly affect our business and our products. Any new regulations or guidance, or revisions or reinterpretations of existing regulations or guidance, may impose additional costs or lengthen FDA review times for PF708, Px563L, RPA563 or any other product candidates. We cannot determine how changes in regulations, statutes, policies, or interpretations when and if issued, enacted or adopted, may affect our business in the future. Such changes could require substantial time and impose significant costs and could materially harm our business and our financial results. In addition, delays in receipt of or failure to receive regulatory clearances or approvals for any other products would harm our business, financial condition, and results of operations.

If efforts by manufacturers of reference products to delay or limit the use of therapeutic equivalent products are successful, sales of therapeutic equivalent products may suffer.

Many manufacturers of reference products have increasingly used legislative, regulatory and other means in attempts to delay regulatory approval of and competition from therapeutic equivalent products. If these or other efforts to delay or block competition are successful, we or our collaboration partners may be unable to sell our therapeutic equivalent product candidates, which could have a material adverse effect on our sales and profitability.

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

If we and our collaboration partners commercialize our products, a significant portion of our revenue may be obtained through government payors, such as Medicare and Medicaid in the United States. For example, we expect that a substantial proportion of the U.S. market for PF708, if approved, could be subject to coverage and reimbursement under the federal healthcare program Medicare Part D. Any failure by us or our collaboration partners to obtain adequate coverage for our products or to qualify for or receive adequate reimbursement under these programs could impact our ability to maximize revenues in the marketplace and could have a material adverse effect on revenues from such products.

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

Our stock is currently traded on NYSE American, but we can provide no assurance that we will be able to maintain an active trading market on NYSE American or any other exchange in the future. The trading volume of our stock tends to be low relative to our total outstanding shares, and we have several stockholders who hold substantial blocks of our stock. As of June 30, 2019, we had 31,557,592 shares of common stock outstanding, and stockholders holding at least 5% of our stock, individually or with affiliated persons or entities, collectively beneficially owned or controlled approximately 53% of such shares. Sales of large numbers of shares by any of our large stockholders could adversely affect our trading price, particularly given our relatively small historic trading volumes. If stockholders holding shares of our common stock sell, indicate an intention to sell, or if it is perceived that they will sell, substantial amounts of their common stock in the public market, the trading price of our common stock could decline.

Since shares of our common stock were sold in our initial public offering in July 2014 at a price of $6.00 per share, our stock price has ranged from $2.07 to $24.41 through June 30, 2019. In addition to the factors discussed in this “Risk Factors” section and elsewhere in this quarterly report on Form 10-Q, factors that may cause volatility in our share price include:

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

We expect to generate a tax net operating loss for 2019. The 2018 net operating loss carryforwards are available to offset future taxable income, if any, until such unused losses expire. Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change,” generally defined as a greater than 50 percentage point change (by value) in its equity ownership by certain stockholders over a three-

year period, the corporation’s ability to use its pre-change net operating loss carryforwards, or NOLs, and other pre-change tax attributes (such as research tax credits) to offset its post-change income or taxes may be limited. We have not analyzed whether we already experienced an ownership change in the past for purposes of Sections 382 and 383 of the Code. We may have experienced an ownership change in connection with sale of securities pursuant to a predecessor registration statement or otherwise and we may experience ownership changes in the future as a result of shifts in our stock ownership, including as a result of the sale of securities. As a result, if or when we earn net taxable income, our ability to use our pre-change NOLs to offset such taxable income may be subject to limitations. Similar provisions of state tax law may also apply to limit our use of accumulated state tax attributes. As a result, even if we attain profitability, we may be unable to use a material portion of our NOLs and other tax attributes, which could adversely affect our future cash flows.

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

As of June 30, 2019, our executive officers, directors and stockholders who owned more than 5% of our outstanding common stock and their respective affiliates beneficially owned or controlled approximately 55% of the outstanding shares of our common stock. Accordingly, these executive officers, directors and stockholders and their respective affiliates, acting as a group, have substantial influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets or any other significant corporate transactions. These stockholders may therefore delay or prevent a change of control of us, even if such a change of control would benefit our other stockholders. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.

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

PFENEX INC.

Dated: August 8, 2019	By:	/s/ Evert B. Schimmelpennink
Evert B. Schimmelpennink
Chief Executive Officer, President and Secretary
(Principal Executive Officer)

Dated: August 8, 2019	By:	/s/ Susan A. Knudson
Susan A. Knudson
Chief Financial Officer
(Principal Financial and Accounting Officer)