Form 10-Q
period 2019-09-30
Pfenex Inc.
filed 2019-11-07
CIK 1478121

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

As of November 1, 2019, the registrant had 31,675,903 shares of Common Stock ($0.001 par value) outstanding.

PFENEX INC.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

PFENEX INC.

Consolidated Balance Sheets

	September 30, 2019 (unaudited)	December 31, 2018
	(in thousands)
Assets
Current assets
Cash and cash equivalents	$32,518	$56,220
Restricted cash	200	200
Accounts and unbilled receivables, net	16,215	5,171
Income tax receivable	53	207
Other current assets	2,357	1,851
Total current assets	51,343	63,649
Property and equipment, net	8,374	7,671
Other long-term assets	170	133
Intangible assets, net	3,859	4,248
Goodwill	5,577	5,577
Total assets	$69,323	$81,278
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$2,233	$2,005
Accrued liabilities	8,352	9,812
Current portion of deferred revenue	105	5,317
Current portion of capital lease obligations	269	316
Total current liabilities	10,959	17,450
Deferred revenue, less current portion	2,500	2,500
Capital lease obligations, less current portion	29	191
Total liabilities	13,488	20,141
Commitments and contingencies
Stockholders’ equity
Preferred stock, $0.001 par value, 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, par value $0.001, 200,000,000 shares authorized; 31,622,914 and 31,467,580 shares issued and outstanding at September 30, 2019 and December 31, 2018, respectively	32	32
Additional paid-in capital	265,311	262,405
Accumulated deficit	(209,508)	(201,300)
Total stockholders’ equity	55,835	61,137
Total liabilities and stockholders’ equity	$69,323	$81,278

The accompanying notes are an integral part of these unaudited consolidated financial statements.

PFENEX INC.

Consolidated Statements of Operations

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2019	2018	2019	2018
Revenue
License revenue	$11,562	$1,874	$20,430	$6,869
Service revenue	733	1,339	3,155	3,821
Product revenue	2,953	357	4,836	816
Total revenue	15,248	3,570	28,421	11,506
Cost of revenue	1,143	1,479	3,837	3,923
Gross profit	14,105	2,091	24,584	7,583
Operating expense
Research and development	6,931	9,045	19,691	28,590
Selling, general and administrative	4,147	3,823	13,296	11,920
Total operating expense	11,078	12,868	32,987	40,510
Net income (loss) from operations	3,027	(10,777)	(8,403)	(32,927)
Other income, net	55	115	195	157
Net income (loss)	$3,082	$(10,662)	$(8,208)	$(32,770)
Net income (loss) per common share:
Basic	$0.10	$(0.34)	$(0.26)	$(1.20)
Diluted	$0.09	$(0.34)	$(0.26)	$(1.20)
Weighted-average common shares used in calculating net income (loss) per share:
Basic	31,595	31,437	31,534	27,288
Diluted	32,498	31,437	31,534	27,288

The accompanying notes are an integral part of these unaudited consolidated financial statements.

PFENEX INC.

Consolidated Statements of Cash Flows

(unaudited)

	Nine Months Ended September 30,
	2019	2018
	(in thousands)
Cash flows from operating activities
Net loss	$(8,208)	$(32,770)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	968	849
Amortization of intangible assets	389	400
Stock-based compensation expense	2,381	2,551
Loss on disposal of property and equipment	—	8
Changes in operating assets and liabilities
Accounts and unbilled receivables	(11,044)	(439)
Other assets	(596)	(268)
Accounts payable	100	(560)
Accrued liabilities	(1,887)	2,031
Deferred revenue	(5,212)	(522)
Income tax receivable	207	432
Net cash used in operating activities	(22,902)	(28,288)
Cash flows from investing activities
Acquisitions of property and equipment	(1,076)	(1,010)
Purchase of intangible asset	—	(10)
Net cash used in investing activities	(1,076)	(1,020)
Cash flows from financing activities
Proceeds from issuance of common stock	—	39,522
Repayments of capital lease obligations	(249)	(212)
Proceeds from exercise of stock options and other stock issuances	525	197
Payment for taxes related to net share settlement of equity award	—	(38)
Net cash provided by financing activities	276	39,469
Net (decrease) increase in cash, cash equivalents and restricted cash	(23,702)	10,161
Cash, cash equivalents and restricted cash
Beginning of period	56,420	57,864
End of period	$32,718	$68,025
Supplemental disclosures of non-cash investing and financing activities
Asset acquisitions in accounts payable and accrued expenses	$747	$92
Acquisitions under capital lease obligations	$—	$154
Restricted stock issuance for bonus accrual	$—	$56
Supplemental schedule of cash flow information
Cash paid for interest	$18	$36
Cash paid for taxes	$1	$48

The accompanying notes are an integral part of these unaudited consolidated financial statements.

PFENEX INC.

Consolidated Statements of Stockholders’ Equity

(unaudited)

(in thousands)

			Additional		Total
	Common Stock		Paid	Accumulated	Stockholders’
	Shares	Amount	in Capital	Deficit	Equity
Balance at December 31, 2017	23,548	$24	$219,446	$(161,707)	$57,763
Restricted stock units	17	—	57	—	57
Issuance of common stock under employee stock purchase plan	19	—	55	—	55
Stock-based compensation expense	—	—	909	—	909
Net loss	—	—	—	(11,027)	(11,027)
Balance at March 31, 2018	23,584	$24	$220,467	$(172,734)	$47,757
Issuance of common stock, net of offering costs	7,820	8	39,514	—	39,522
Exercise of stock options	17	—	14	—	14
Stock-based compensation expense	—	—	849	—	849
Net loss	—	—	—	(11,081)	(11,081)
Balance at June 30, 2018	31,421	$32	$260,844	$(183,815)	$77,061
Exercise of stock options	20	—	65	—	65
Issuance of common stock under employee stock purchase plan	20	—	60	—	60
Stock-based compensation expense	—	—	794	—	794
Offering costs	—	—	1	—	1
Net loss	—	—	—	(10,662)	(10,662)
Balance at September 30, 2018	31,461	$32	$261,764	$(194,477)	$67,319

Balance at December 31, 2018	31,468	$32	$262,405	$(201,300)	$61,137
Exercise of stock options	15	—	60	—	60
Issuance of common stock under employee stock purchase plan	17	—	53	—	53
Stock-based compensation expense	—	—	880	—	880
Net loss	—	—	—	(3,661)	(3,661)
Balance at March 31, 2019	31,500	$32	$263,398	$(204,961)	$58,469
Exercise of stock options	58	—	142	—	142
Stock-based compensation expense	—	—	830	—	830
Net loss	—	—	—	(7,629)	(7,629)
Balance at June 30, 2019	31,558	$32	$264,370	$(212,590)	$51,812
Exercise of stock options	47	—	214	—	214
Issuance of common stock under employee stock purchase plan	18	—	56	—	56
Stock-based compensation expense	—	—	671	—	671
Net income	—	—	—	3,082	3,082
Balance at September 30, 2019	31,623	$32	$265,311	$(209,508)	$55,835

The accompanying notes are an integral part of these consolidated financial statements

PFENEX INC.

Notes to Consolidated Financial Statements

1. Organization and Summary of Significant Accounting Policies

Business Activities and Organization

Pfenex Inc. (the Company or Pfenex) is a development and licensing biotechnology company focused on leveraging its Pfēnex Expression Technology® to develop and improve protein therapies for unmet patient needs. Using the patented Pfēnex Expression Technology platform, the Company has created an advanced pipeline of potential therapeutic equivalents, vaccines, biologics, and biosimilars. On October 4, 2019, the U.S. Food and Drug Administration (FDA) approved the new drug application (NDA) for PF708 submitted under the 505(b)(2) regulatory pathway, with Forteo® (teriparatide injection) as the reference drug. Like Forteo, this FDA-approved PF708 product is indicated for the treatment of osteoporosis in certain patients at high risk for fracture. Marketing authorization applications are pending in other jurisdictions. In addition, the Company is developing hematology/oncology products in collaboration with Jazz Pharmaceuticals Ireland Limited (Jazz) including PF743 (JZP-458), a recombinant Erwinia asparaginase, and PF745 (JZP-341), a long-acting Erwinia asparaginase. Both PF743 and PF745 are being developed for the treatment of Acute Lymphoblastic Leukemia (ALL) and other hematological malignancies. The Company also uses its Pfēnex Expression Technology platform to produce CRM197, a diphtheria toxoid carrier protein used in prophylactic and therapeutic vaccine candidates under development by Merck & Co, Inc. (Merck) and Serum Institute of India Private Ltd. (SIIPL). Both have licenses to the Pfēnex Expression Technology for the production of CRM197 for use in conjugate vaccine products.  The Company is focused developing its portfolio of partnered as well as wholly-owned peptides and complex proteins.  Currently, the Company is exploring opportunities to develop novel modalities through an assessment program designed to evaluate and pursue validated biologic pathways that are differentially druggable via a selected modality in specific diseases. In addition, the Company is exploring a range of modality platforms and targets that are potentially compatible with its Pfēnex Expression Technology.

FDA-Approved PF708 Product

On October 4, 2019, the FDA approved the NDA for PF708 submitted under the 505(b)(2) regulatory pathway, with Forteo  (teriparatide injection) as the reference drug.  The FDA-approved PF708 product is indicated for the treatment of osteoporosis in certain patients at high risk for fracture.  The Company is currently in the process of transferring the NDA to Alvogen pursuant to the Alvogen Agreement, described below, between the companies.  In addition, the Company has been continuing its efforts to obtain an “A” therapeutic equivalence designation for the product relative to its reference drug, Forteo. A determination of therapeutic equivalence may permit the FDA-approved PF708 product to be automatically substituted for Forteo, depending on applicable laws and policies within each of the 50 states.  Consistent with the Company’s interactions with the FDA and the agency’s draft guidance document on demonstrating the therapeutic equivalence of drug-device combination products, the Company has completed a comparative human factors study comparing the FDA-approved PF708 product and Forteo.  This human factors study was designed to further support a finding that the FDA-approved PF708 product is therapeutically equivalent to Forteo. On October 14, 2019, the Company announced the successful completion of its PF708 comparative use human factors study and its submission of the final study report to the FDA.  The study data demonstrate that the user interface of the FDA-approved PF708 product was noninferior to that of Forteo for each critical user task evaluated in the study based on pre-specified statistical analysis of critical patient and caregiver tasks.    The Company believes this submission completes the information package required by the FDA to evaluate the therapeutic equivalence of the PF708 product.  The Company’s collaboration partner, Alvogen, intends to launch the FDA-approved PF708 product in the U.S. upon an FDA decision on the therapeutic equivalence evaluation of the product.

In April 2018, the Company and China NT Pharma Group Company Ltd. (NT Pharma) entered into a Development and License Agreement (NT Pharma Agreement), pursuant to which the Company granted an exclusive license to NT Pharma to commercialize PF708 in Mainland China, Hong Kong, Singapore, Malaysia and Thailand and a non-exclusive license to conduct development activities in such territories with respect to PF708. The Company will be responsible for commercial manufacturing and providing product for commercial sale to NT Pharma. The Company will facilitate this obligation via its commercial partner Alvogen. NT Pharma is responsible for all regulatory submissions, development costs and costs associated with regulatory approvals in such territories.

In June 2018, the Company and Alvogen Malta Operations Ltd. (Alvogen) entered into a Development and License Agreement (Alvogen Agreement) pursuant to which Alvogen has the exclusive right to commercialize and manufacture PF708 in the United States. The Company expects Alvogen to launch FDA-approved PF708 in the U.S. upon an FDA rating decision on the therapeutic equivalence evaluation of the product. Following the FDA approval of the NDA for PF708, the FDA-approved PF708 product will be commercialized and manufactured in the U.S. by Alvogen. The Company is currently in the process of transferring the NDA to Alvogen pursuant to its collaboration agreement.

In February 2019, the Company and Alvogen entered into additional agreements, extending Alvogen’s rights to commercialize and manufacture PF708 to include the European Union (EU), certain countries in the Middle East and North Africa (MENA) and to the rest of world (ROW) territories (excluding certain Asian countries granted to NT Pharma). Alvogen is responsible for local activities and for overseeing any clinical development, regulatory, litigation, commercial manufacturing and commercialization activities in these jurisdictions.

Collaboration Partner: Jazz Pharmaceuticals Ireland Limited

In July 2016, the Company and Jazz announced an agreement under which the Company granted Jazz worldwide rights to develop and commercialize multiple early stage hematology/oncology product candidates, including PF743 (JZP-458), a recombinant Erwinia asparaginase, and PF745 (JZP-341), a long-acting Erwinia asparaginase. In December 2017, the parties amended the Jazz agreement, bringing the total value of payments and potential payments associated with the collaboration to $224.5 million. In addition, the Company may be eligible to receive tiered royalties on worldwide sales of any products resulting from the collaboration at rates reduced from those under the 2016 agreement.

Pfēnex Expression Technology Licenses: CRM197

The Company has both licenses and supply agreements in place for CRM197, which is a non-toxic mutant of diphtheria toxin.  It is a well-characterized protein and functions as a carrier for polysaccharides and haptens, making them immunogenic.  The Company has developed unique CRM197 production strains based on its Pfēnex Expression Technology platform. As a result of these development efforts, the Company previously entered into commercial licenses for production strains capable of producing CRM197 with both Merck & Co., Inc. and Serum Institute of India Private Ltd. Merck and SIIPL are using the CRM197 produced via the licensed production strain in multiple clinical stage products. Those products currently include Merck’s 15-valent pneumococcal conjugate vaccine, PCV-15 (V114) currently in several ongoing Phase 3 clinical studies and SIIPL’s 10-valent pneumococcal conjugate vaccine Pneumosil® currently in WHO Prequalification and a pentavalent meningococcal conjugate vaccine currently in a Phase 3 clinical study. The CRM197 production strains utilized by both Merck and SIIPL are unique and exclusively licensed to each party. These commercial license agreements with Merck and SIIPL contemplate potential maintenance and milestone fees as well as royalties on net sales. Additionally, as part of the SIIPL commercial license agreement, SIIPL supplies both reagent grade and cGMP CRM197 to Pfenex, which supplies the product to vaccine development-focused pharmaceutical partners.

Arcellx Development, Evaluation and License Agreement

The Company previously entered into a development, evaluation and license agreement with Arcellx which provides access to the Pfēnex Expression Technology platform to advance Arcellx’s proprietary sparX proteins that activate, silence and reprogram Antigen- Receptor Complex T cell-based therapies. Under the terms of the agreement, Pfenex is eligible to receive development funding in addition to development, regulatory and commercial milestones ranging from $2.6 million to $18 million for each product incorporating a sparX protein expressed using the Pfēnex Expression Technology, as well as royalties on worldwide sales of any such products. The Company currently has two sparX proteins in development with Arcellx.  As of September 30, 2019, the Company has recorded $1.8 million in revenue related to development for Arcellx.

Additional Novel Vaccine and Biosimilar Pipeline Products

The Company’s pipeline includes biosimilar candidates to certain reference products, including biosimilar candidates to Lucentis (PF582) and Neulasta (PF529) and two novel anthrax vaccine candidates, Px563L and RPA563, which are funded by the Biomedical Advanced Research and Development Authority (BARDA). In November of 2017, the Company paused development on both PF582 and PF529 and it does not intend to advance PF582 or PF529 without development and commercial collaboration partners. In March 2019 the Company received a notice from BARDA advising it of BARDA’s decision not to exercise development options for cGMP manufacturing, preclinical studies and Phase 1/2b study readiness in connection with the Company’s Px563L and RPA563 novel anthrax vaccine program. Following the receipt of the notice from BARDA and pursuant to discussions with BARDA, the Company deprioritized this program in its portfolio.

At the Market Offering Program

In March 2018, the Company entered into an equity sales agreement (Sales Agreement) with William Blair & Company, L.L.C. (William Blair) to sell shares of the Company’s common stock having aggregate sales proceeds of up to $20.0 million, from time to time, through an “at the market” equity offering program under which William Blair will act as sales agent. Under the Sales Agreement, the Company sets the parameters for the sale of shares, including the number of shares to be issued, the time period during which sales are requested to be made, limitation on the number of shares that may be sold in any one trading day and any minimum price below which sales may not be made. As of September 30, 2019, the Company had not sold any shares under the Sales Agreement.

Follow-on Public Offering

In May 2018, the Company completed a public offering of common stock in which it sold 7,820,000 shares of its common stock at an offering price of $5.50 per share, which included the full exercise by the underwriters of their option to purchase an additional 1,020,000 shares, pursuant to the Company’s prior shelf registration statement. The net proceeds generated from this transaction, after underwriting discounts and commissions and offering costs, were approximately $39.5 million.

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

Risk and Uncertainties

The Company’s future results of operations involve a number of risks and uncertainties. Factors that could affect the Company’s future operating results and cause actual results to vary materially from expectations include, but are not limited to, the performance of the Company’s commercial partner Alvogen, uncertainty of results of clinical trials and reaching milestones, uncertainty of timing and types of regulatory approval of the Company’s product candidates, uncertainty of market acceptance of the Company’s products if approved for sale, competition from substitute products and larger companies, securing and protecting proprietary technology, strategic relationships and dependence on key individuals.

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

As of September 30, 2019, the Company had an accumulated deficit of $209.5 million and expects to incur substantial operating losses for the next several years. The Company believes that its existing cash and cash equivalents and cash inflow from operations will be sufficient to meet its anticipated cash needs for at least the next 12 months from the date these unaudited consolidated financial statements are issued.

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

Concentrations

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents, investments and accounts and unbilled receivables. The Company has established guidelines intended to limit its exposure to credit risk by placing investments with high credit quality financial institutions, diversifying its investment portfolio and placing investments with maturities that help maintain safety and liquidity. All cash and cash equivalents were held at three major financial institutions as of September 30, 2019 and December 31, 2018. For the Company’s cash position of $32.7 million as of September 30, 2019, which included restricted cash of $0.2 million, the Company has exposure to credit loss for amounts in excess of insured limits in the event of non-performance by the institutions; however, the Company does not anticipate non-performance. Additional credit risk is related to the Company’s concentration of receivables. As of September 30, 2019, and December 31, 2018, receivables were concentrated among two and three customers representing 91% and 87% of total net receivables, respectively. No allowance for doubtful accounts was recorded at September 30, 2019 or December 31, 2018. For the three months ended September 30, 2019 and 2018, revenue was concentrated among two customers and/or collaboration partners representing 89% of total revenues for both periods.  Revenue from two customers and/or collaboration partners represented 70% and 87% of total revenue for the nine months ended September 30, 2019 and 2018, respectively.

A portion of revenue is earned from entities located outside the United States. Non-U.S. revenue is denominated in U.S. dollars. A breakdown of the Company’s revenue from U.S. and non-U.S. based sources for the nine months ended September 30, 2019 and 2018 is as follows:

	Three Months Ended September 30,		Nine months Ended September 30,
(in thousands)	2019	2018	2019	2018
US Revenue	$877	$1,371	$4,172	$3,877
Non-US Revenue	14,371	2,199	24,249	7,629
	$15,248	$3,570	$28,421	$11,506

During the three and nine months ended September 30, 2019, entities located in Ireland and Malta accounted for more than 10% of the Company’s revenue. During the three and nine months ended September 30, 2018, entities located in Ireland accounted for more than 10% of the Company’s revenue.

Fair Value of Financial Instruments

Financial instruments, including cash, cash equivalents, restricted cash and the lines of credit, are carried at cost, which management believes approximates fair value because of the short-term maturity of these instruments. Fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, a three-tier fair value hierarchy has been established, which prioritizes the inputs used in measuring fair value as follows:

•

Level 1—Observable inputs such as quoted prices in active markets for identical assets or liabilities. Level 1 assets at September 30, 2019 and December 31, 2018 included the Company’s cash, cash equivalents and restricted cash. There were no Level 1 liabilities;

•

Level 2—Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly. The Company had no Level 2 assets or liabilities at September 30, 2019 or December 31, 2018; and

•

Level 3—Unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of assets or liabilities in which there is little or no market data. The Company had no Level 3 assets or liabilities at September 30, 2019 or December 31, 2018.

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

The Company’s revenue is reported into one of three categories, including: license revenue, service revenue, and product revenue.  License revenue generally includes providing customers with access to the Company’s intellectual property and achievement of development milestones during the period or a portion of contractual payments that are recognized during the reporting period. Service revenue is derived from performing activities for customers related to the Company’s Pfēnex Expression Technology platform.  Product revenue generally includes sales of CMR197 and other materials.  The three-months ended September 30, 2019 is the first period revenue has been reported into these three categories, and prior periods have been disaggregated to conform to this current presentation.

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

The Company assesses milestone payments on an individual basis and recognizes revenue from nonrefundable milestone payments when the earnings process is complete and the payment is reasonably assured. Nonrefundable milestone payments related to arrangements under which the Company has continuing performance obligations are recognized as revenue upon achievement of the associated milestone, provided that (i) the milestone event is substantive and its achievability was not reasonably assured at the inception of the agreement, and (ii) the amount of the milestone payment is reasonable in relation to the effort expended or the risk associated with the milestone event. For the three and nine months ended September 30, 2019, $11.0 million and $17.1 million in revenue was recognized in connection with the achievement of milestones, respectively.

The Company’s reagent protein products are primarily comprised of internally developed reagent protein products. Revenues for reagent product sales are reflected net of attributable sales tax. The Company generally offers a 30 day return policy. The Company recognizes reagent product revenue from product sales when it is realized or realizable and earned. As of September 30, 2019, the Company has had minimal product returns related to reagent protein product sales. Therefore, no reserve for warranty and return rights was recorded as of September 30, 2019 and December 31, 2018.

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

Recently Issued Accounting Pronouncements Not Yet Adopted

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in ASC 605, Revenue Recognition. This ASU is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. Numerous updates were issued in 2016 that provide clarification on a number of specific issues as well as requiring additional disclosures. The financial information included in the Company’s 2019 Form 10-K will be updated for the January 1, 2019 adoption date; this new guidance will be reflected for the first time in the Company’s 2019 Form 10-K but effective as of January 1, 2019 in that filing. However, the Company will continue to account for revenue recognition under ASC Topic 605 for interim periods in 2019 and will not be required to amend its Form 10-Q filings filed throughout 2019 to reflect the January 1, 2019 adoption date. The guidance allows for the use of one of two retrospective application methods: the full retrospective method or the modified retrospective method. The Company plans to adopt the standard in fiscal year 2019 using the modified retrospective method. The Company does not expect the new standard to have a material impact on the recognition of revenue from its services or reagent protein product sales. The Company is currently evaluating the impact of the new standard on historical revenue recorded for its collaboration agreements.

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

2. Fair Value Measurements

The fair value measurements of the Company’s cash equivalents and investments, which are measured at fair value on a recurring basis as of September 30, 2019 and December 31, 2018, were determined using the inputs described above and are as follows:

		Fair Value Measurements at Reporting Date Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
September 30, 2019
Cash and money market funds	$32,718	$32,718	$—	$—
Total assets measured at fair value	$32,718	$32,718	$—	$—
December 31, 2018
Cash and money market funds	$56,420	$56,420	$—	$—
Total assets measured at fair value	$56,420	$56,420	$—	$—

Cash and money market funds at September 30, 2019 and December 31, 2018 include restricted cash, which is included in current assets on the balance sheet.

3. Cash, Cash Equivalents and Restricted Cash

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the statement of cash flows.

	September 30, 2019	December 31, 2018
	(in thousands)
Cash and cash equivalents	$32,518	$56,220
Restricted cash	200	200
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$32,718	$56,420

The Company’s restricted cash balance of $0.2 million is bank collateral for its corporate credit card program.

4. Property and Equipment

Property and equipment consisted of the following:

	September 30, 2019	December 31, 2018
	(in thousands)
Furniture and equipment	$372	$367
Computers and IT equipment	498	451
Purchased software	464	375
Lab and research equipment	9,801	9,154
Leasehold improvements	951	876
Construction in progress	1,128	328
Other fixed assets	83	83
Total property and equipment, gross	13,297	11,634
Less: accumulated depreciation and amortization	(4,923)	(3,963)
Total property and equipment, net	$8,374	$7,671

Total property and equipment assets under capital lease were $1.0 million at both September 30, 2019 and December 31, 2018. Accumulated depreciation related to assets under capital lease as of both dates was $0.2 million. For the three and nine months ended September 30, 2019 and 2018, total depreciation and amortization expense is included in research and development, selling, general and administrative expenses and cost of sales in the accompanying consolidated statements of operations was as follows:

	Three Months Ended September 30,		Nine months Ended September 30,
(in thousands)	2019	2018	2019	2018
Cost of revenue	$88	$8	$105	$23
Research and development	197	242	664	709
Selling, general and administrative	53	41	199	117
Total depreciation and amortization expense	$338	$291	$968	$849

5. Intangible Assets

Intangible assets consisted of the following:

	September 30, 2019	December 31, 2018
	(in thousands)
Customer relationships	$3,750	$3,750
Developed technology	4,400	4,400
Trade names	920	920
Total intangible assets, gross	9,070	9,070
Less: Accumulated amortization	(5,211)	(4,822)
Total intangible assets, net	$3,859	$4,248

Amortization expense related to intangible assets was $0.1 million for both the three months ended September 30, 2019 and 2018, and $0.4 million for both the nine months ended September 30, 2019 and 2018. Amortization expense is included within selling, general and administrative expense in the accompanying consolidated statements of operations. As of September 30, 2019, estimated amortization expense for the next five years amounts to approximately $0.5 million per year.

6. Accrued Liabilities

Accrued liabilities consisted of the following:

	September 30, 2019	December 31, 2018
	(in thousands)
Accrued vacation	$522	$493
Deferred rent	549	589
Accrued bonuses	1,618	1,748
Other accrued employee-related liabilities	525	302
Accrued professional fees	855	1,524
Accrued supplier liability	615	387
Accrued subcontractor costs	1,949	4,265
Obligation to Alvogen for raw materials	713	—
Other accrued liabilities	1,006	504
Total accrued liabilities	$8,352	$9,812

In May 2019, the Company received a $1.7 million cash payment from Alvogen for raw materials. As of September 30, 2019, the Company had shipped approximately $1.0 million of raw materials due to Alvogen related to this agreement which was recorded as an offset to R&D expense, and the remaining $0.7 million is recorded as part of accrued liabilities.

7. Significant Research and Development Agreements

The Company has two types of research and development agreements (i) those for which the Company co-develops or assists customers in developing their products (Collaboration Agreements), and (ii) those for which the Company receives funding to advance its own products (Funding Agreements).

Collaboration Agreements

Alvogen

In June 2018, the Company entered into an agreement with Alvogen in which the Company granted Alvogen exclusive rights to commercialize and manufacture PF708 in the United States. The Company expects Alvogen to launch the FDA-approved PF708 product in the U.S. upon an FDA rating decision on the therapeutic equivalence evaluation of the product. Prior to the FDA approval of the NDA for PF708, the Company was responsible for development and registration of PF708, while Alvogen was and continues to provide additional regulatory and development expertise. Following the FDA approval of the NDA for PF708, Alvogen has assumed responsibility for costs related to litigation, commercial manufacturing and supply chain, and commercialization of the FDA-approved PF708 product and the Company is currently in the process of transferring the NDA to Alvogen. In consideration for the licenses and other rights granted to Alvogen under the agreement, the Company received an upfront payment of $2.5 million, achieved two development milestone for $2.5 million each, one of which was the milestone achievement for FDA approval of PF708 in October 2019, and may be eligible to receive an additional $20 million in support and regulatory milestone payments. The Company may also be eligible to receive a 50% gross profit split on sales if the product is rated as Therapeutically Equivalent (AP) to Forteo and up to 40% if rated differently. The Company deems that the support and regulatory milestones are substantive.

In February 2019, the Company and Alvogen entered into agreements expanding the Company’s and Alvogen’s collaboration to develop and commercialize PF708 to the EU, to certain countries in the MENA and to the ROW territories (the latter defined as all countries outside of the EU, US and MENA, excluding Mainland China, Hong Kong, Singapore, Malaysia and Thailand). Under the agreements, Alvogen has exclusive rights to develop, commercialize and manufacture PF708 in such territories. As of September 30, 2019, the Company has earned $1.0 million in upfront and milestone payments and may be eligible to receive an additional $1.5 million in milestone payments under the terms of the expanded agreements with Alvogen. For EU, MENA and ROW, Pfenex may also be eligible to receive up to 60% of Alvogen’s gross profit derived from product sales, depending on geography and cost of goods sold.

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

The upfront payment of $2.5 million received in 2018 is not fixed and determinable due to a contract clause that $2.5 million may be payable to Alvogen if the NDA approval is not transferred to Alvogen by a specified date; therefore, the upfront payment has been recorded as deferred revenue in the accompanying consolidated balance sheet as of September 30, 2019. In the nine months ended September 30, 2019, a one-time support payment of $2.5 million was received by the Company from Alvogen upon FDA acceptance of the NDA in consideration of the Company’s production of consistency batches of PF708 product and related development and support activities. The payment was recorded as revenue during the first quarter of 2019.

In February 2019, Alvogen also agreed to support certain costs incurred by the Company for PF708 related to the preparation and filing of the NDA and costs related to regulatory affairs, quality, manufacturing and supply chain during 2019. Alvogen agreed to pay a total of $1.6 million for said costs, and the Company recognized the entire $1.6 million as an offset to R&D expense in 2019. As of September 30, 2019, the Company invoiced Alvogen approximately $1.2 million, and the remaining $0.4 million is recorded as an unbilled receivable.

The Company is currently in the process of transferring internally managed manufacturing activities to Alvogen. In April 2019, the Company entered into an agreement with Alvogen where the Company acted as the liaison between Alvogen and the Company’s established raw materials supplier/manufacturer. In May 2019, the Company received a $1.7 million cash payment from Alvogen for raw materials. As of September 30, 2019, the Company had shipped approximately $1.0 million of raw materials due to Alvogen related to this agreement which was recorded as an offset to R&D expense, and the remaining $0.7 million is recorded as part of accrued liabilities.

In May 2019, the Company entered into an agreement with Alvogen for the Company to provide PF708 drug substance batches and pen components in exchange for $2.3 million.  This product sold to Alvogen was initially manufactured by Company’s CMO for manufacturing process validation purposes as part of the PF708 NDA submission to the FDA for approval. The Company does not expect to have similar transactions with its collaboration partners in the future.  The $2.3 million was recorded as product revenue in the accompanying consolidated statements of operations during the three and nine months ended September 30, 2019.

In October 2019, the FDA approved the NDA for PF708 under the 505(b)(2) regulatory pathway, with Forteo (teriparatide injection) as the reference drug.  In connection with the FDA approval of PF708, the Company earned a $2.5 million milestone payment under the collaboration agreement with Alvogen, payable upon Alvogen’s receipt of notice of NDA approval, and will be recognized as revenue in the fourth quarter of 2019.

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

Jazz

In July 2016, the Company entered into a development and license agreement with Jazz Pharmaceuticals for the development and commercialization of multiple early stage hematology/oncology product candidates, including PF743 (JZP-458), a recombinant Erwinia asparaginase, and PF745 (JZP-341), a long-acting Erwinia asparaginase. Jazz has the exclusive right to manufacture and commercialize such products throughout the world. In addition, pursuant to the agreement, the Company has granted Jazz certain other rights to negotiate the exclusive right to develop, manufacture and commercialize throughout the world other hematology/oncology products that are currently or in the future may be developed by the Company. In the third quarter of 2017, the Company achieved a process development milestone associated with this collaboration.

In December 2017, the Company and Jazz entered into an amended and restated agreement (as amended, the Amended Jazz Agreement).  As part of the Amended Jazz Agreement, the Company received a total payment of $18.5 million, consisting of an upfront payment of $5.0 million and a payment of $13.5 million for development achievement. In 2018, the Company achieved two development milestones and received $0.8 million in recognized revenue for successful achievement of process development milestones for PF745. In September 2019, the Company achieved a development milestone and recognized $11.0 million in revenue for successful achievement of a process development milestone for PF745.  In October 2019, the Company received an $11.0 million cash payment for this PF745 milestone achievement. The Company may be eligible to receive additional payments under the Amended Jazz Agreement of up to $177.5 million based on achievement of certain research and development, regulatory and sales-related milestones. As of September 30, 2019, the total remaining milestones are categorized as follows: $18.5 million based on achievement of certain research and development milestones; $34.0 million for certain regulatory milestones; and $125.0 million for sales milestones. For the non-sales-related milestones totaling $52.5 million, the Company conducted an evaluation as to whether they will be recorded using the milestone method and, as a result of this evaluation, estimates approximately $18.5 million of these non-sales-related milestones are deemed to be substantive. The Company may also be eligible to receive tiered royalties on worldwide sales of any products resulting from the collaboration at rates reduced from those under the 2016 agreement. Both Jazz and the Company are contributing to the development efforts. Unless terminated earlier, the Amended Jazz Agreement will continue on a product-by-product basis for as long as Jazz is commercializing or having commercialized the products under the Amended Jazz Agreement.

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

The upfront and option payment for the original Jazz agreement and the amendment were being deferred and being recognized as revenue ratably over the period in which the Company expects services to be rendered for each respective unit of accounting, concluded by June 30, 2019. As previously disclosed, the estimated period of revenue recognition approximates a range of 15 to 32 months. Based on changes to this estimate that occurred during the quarter ended June 30, 2017, the Company modified the period of revenue recognition to range from 15 to 35 months. During the year ended December 31, 2017, the Company completed the service period related to one of the hematology products. During the three months ended September 30, 2019 and 2018, the Company recorded revenue of approximately $11.0 million and $1.8 million related to the Jazz Collaboration, respectively. During the nine months ended September 30, 2019 and 2018, the Company recorded revenue of approximately $13.7 million and $6.3 million related to the Jazz collaboration, respectively. As of December 31, 2018, deferred revenue associated with the Jazz collaboration was $2.7 million. As of September 30, 2019, all deferred revenue related to the collaboration had been recognized.

Funding Agreements

The U.S. Department of Health and Human Services

In August 2015, the Company completed a development contract with the BARDA within the Office of the Assistant Secretary for Preparedness and Response in the U.S. Department of Health and Human Services for Px563L and RPA563 as a novel vaccine candidate for the prevention of anthrax infection. The Company entered into a follow-on contract with BARDA in August 2015 for the advanced development of Px563L and RPA563. This agreement is a cost-plus fixed fee development contract valued at up to approximately $143.5 million, including a 30-month base period of performance of approximately $15.9 million, and eight option periods valued at a total of approximately $127.6 million. The base period of performance was initially from August 2015 through February 2018 and later extended through September 2018. BARDA exercised additional phases of the development contract effective January 2017, totaling $4.9 million and allowing for the continuing development of Px563L and RPA563. The period of performance for the two option periods was extended through September 2018 and December 2019. In May 2018, BARDA increased the funding for one of the option periods by approximately $1.7 million. On March 29, 2019, the Company received notice from BARDA advising the Company of its decision not to exercise development options for cGMP manufacturing and potential Phase 1/2b study readiness for Px563L and RPA563. Following the receipt of the notice from BARDA and pursuant to discussions with BARDA, the Company deprioritized this program in its portfolio.

Revenue is recognized in accordance with the authoritative guidance for revenue recognition including the authoritative guidance specific to federal government contractors. Reimbursable costs under this government contract primarily include direct labor, materials, subcontracts, accountable property and indirect costs. In addition, the Company receives a fixed fee under the BARDA contract, which is unconditionally earned as allowable costs are incurred and is not contingent on success factors. Reimbursable costs under this BARDA contract, including the fixed fee, are generally recognized as revenue in the period the reimbursable costs are incurred and become billable. The billing of any overage in indirect cost rates over the approved provisional rates in the contract is not allowed. Any such overage is expensed as incurred. When and if final rates with Defense Contract Audit Agency are approved, the Company will recognize any change in revenue resulting from the rate change in the period such revised rates are approved and as such this would be considered a change in estimate. This agreement is subject to early termination and stop-work order in conformance with Federal Acquisition Regulations 52.249-6 and 52.242-15 whereupon BARDA may immediately terminate the agreement early for convenience or request the Company to stop all or any part of the work for a period of at least 90 days. During the three months ended September 30, 2019 and 2018, revenue from BARDA was $0.2 million and $1.3 million, respectively. During the nine months ended September 30, 2019 and 2018, revenue from BARDA was $1.2 million and $3.8 million, respectively.

8. Commitments and Contingencies

Capital Lease Agreements

Payment commitments for the Company’s capital leases are summarized as follows:

September 30, 2019
(in thousands)
2019	$92
2020	202
2021	1
Total future minimum lease payments	$295

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

9. Stock-Based Compensation

Summary Stock-Based Compensation Information

The following table summarizes stock-based compensation expense:

	Three Months Ended September 30,		Nine months Ended September 30,
(in thousands)	2019	2018	2019	2018
Cost of revenue	$44	$50	$133	$143
Research and development	219	339	999	1,149
Selling, general and administrative	408	404	1,249	1,259
Total	$671	$793	$2,381	$2,551
Stock-based compensation from:
Stock options	$646	$752	$2,320	$2,395
Employee stock purchase plan	25	41	61	156
Total	$671	$793	$2,381	$2,551

The following table summarizes the Company’s stock option activity during the nine months ended September 30, 2019:

	Number of Options (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2018	4,155	$6.13
Granted	1,282	4.57
Exercised	(120)	3.47
Cancelled (forfeited)	(522)	6.52
Outstanding at September 30, 2019	4,795	$5.73	6.92	$15,431
Vested and expected to vest at September 30, 2019	4,245	$5.92	6.66	$13,156
Vested and exercisable at September 30, 2019	2,458	$7.04	5.08	$5,865

The Company received approximately $0.4 million and $0.1 million from stock option exercises during the nine months ended September 30, 2019 and September 30, 2018, respectively. Options outstanding at September 30, 2019 have a weighted average remaining contractual term of 6.92 years.

The exercise price of all options granted during the nine months ended September 30, 2019 and 2018 was equal to the closing price of the Company’s common stock on the date of grant. The fair value of each stock option granted is estimated on the grant date under the fair value method using the Black-Scholes model. The estimated fair values of the stock option, including the effect of estimated forfeitures, are then expensed over the requisite service period which is generally the vesting period. The table below sets forth the weighted-average assumptions used to estimate the fair value of stock options:

	Three Months Ended September 30,		Nine months Ended September 30,
	2019	2018	2019	2018
Risk-free interest rate	1.5%	2.8%	2.4%	2.7%
Expected volatility	72.7%	72.8%	72.6%	71.1%
Expected dividend yield	0%	0%	0%	0%
Expected life of options in years	5.9	6.3	6.2	6.3

The weighted-average grant date fair value of options granted during the nine months ended September 30, 2019 and 2018 was $3.01 and $2.37, respectively. As of September 30, 2019, there was unrecognized compensation cost of approximately $5.8 million related to unvested stock option awards, and the weighted-average period over which this cost is expected to be recognized is 2.7 years.

10. Income Taxes

During the three and nine months ended September 30, 2019, the Company recorded no income tax expense. The Company expects to be in an overall taxable loss position for 2019. No tax expense is expected in the next several years as the Company expects to generate taxable net operating losses and corresponding valuation allowances due to its investments in its lead product candidates and other pipeline products.

11. Net Income (Loss) Per Share of Common Stock

The following table summarizes the computation of basic and diluted net income (loss) per share attributable to common stockholders of the Company:

	Three Months Ended September 30,		Nine months Ended September 30,
(in thousands, except per share data)	2019	2018	2019	2018
Net income (loss)	$3,082	$(10,662)	$(8,208)	$(32,770)
Weighted average shares used to compute basic and diluted net income (loss) per share	31,595	31,437	31,534	27,288
Dilutive effect of employee stock option plans	903	—	—	—
Dilutive weighted-average common shares outstanding	32,498	31,437	31,534	27,288
Basic net income (loss) per common share	$0.10	$(0.34)	$(0.26)	$(1.20)
Diluted net income (loss) per common share	$0.09	$(0.34)	$(0.26)	$(1.20)

Basic net income (loss) per share is computed by dividing the net income (loss) by the weighted-average number of common shares outstanding for the period. Diluted net income (loss) per share is computed by dividing the net income (loss) by the weighted-average number of common shares and dilutive common stock equivalents outstanding for the period, determined using the treasury-stock method, if inclusion of these is dilutive. Because the Company reported a net loss for the three and nine months ended September 30, 2018, and nine months ended September 30, 2019, diluted net loss per common share is the same as basic net loss per common share for those periods.

The following potentially dilutive securities outstanding at the end of the periods presented have been excluded from the computation of diluted shares outstanding because of their anti-dilutive impact to earnings per share:

	September 30,
	2019	2018
	(in thousands)
Options to purchase common stock	4,795	4,119
Employee stock purchase plan	59	70
Total	4,854	4,189

12. Subsequent Events

In October 2019, the FDA approved the NDA for PF708 under the 505(b)(2) regulatory pathway, with Forteo (teriparatide injection) as the reference drug.  In connection with the FDA approval of PF708, the Company earned a $2.5 million milestone payment under the collaboration agreement with Alvogen, payable upon Alvogen’s receipt of notice of NDA approval. The Company recognized this $2.5 million as license revenue in the fourth quarter of 2019.

   In October 2019, the Company received an $11 million cash payment for the September 2019 achievement of a development milestone for PF745 associated to the Jazz collaboration. The Company recognized this $11.0 million as license revenue in the third quarter of 2019.

In October 2019, the Company announced the successful completion of its PF708 comparative use human factors study and its submission of the final study report to the FDA.  An estimate of the financial effect of this subsequent event cannot be determined as of the report release date.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

The following discussion and analysis should be read together with our consolidated financial statements and the notes to those statements included elsewhere in this Form 10-Q. This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, that are based on our management’s beliefs and assumptions and on information currently available to our management. The forward-looking statements are contained principally in the section entitled “Risk Factors” and this Management’s Discussion and Analysis of Financial Condition and Results of Operations. Forward-looking statements include, but are not limited to:

•	the sufficiency of our cash and cash equivalents and cash generated from operations to meet our working capital and capital expenditure needs for the next 12 months;
•	the performance of our collaboration partner Alvogen, upon which we are dependent on to commercialize the FDA-approved PF708 product;
•	our reliance on Jazz, Alvogen, NT Pharma and any future collaboration partner’s performance over which we do not have control;
•	our and any potential future collaboration partner’s ability to enroll patients in our clinical studies at the pace that we project;
•	our expectation to expand our product pipeline;
•

our expectations regarding the initiation, timing, progress and the success of the design, primary and secondary end points, and duration of the clinical trials and planned clinical trials and studies for our current product candidates and reporting results from same;

•

whether the results of our and our collaboration partners’ trials and studies will be sufficient to support domestic or global regulatory filings and approvals for PF708, and whether we are able to obtain an “A” therapeutic equivalence designation for the FDA-approved PF708 product relative to the reference drug Forteo;

•

our and our collaboration partners’ ability to maintain regulatory approval of the FDA-approved PF708 product or seek and obtain regulatory approval for PF708 and our other product candidates, and if approved, maintain regulatory approval and the timing of such potential regulatory approvals;

•	Our expectations with respect to the commercialization of the FDA-approved PF708 product by Alvogen;
•	our reliance on third-parties to conduct clinical studies;
•	our reliance on third-party contract manufacturers and Alvogen to manufacture and supply the FDA-approved PF708 product, PF708 and our other product candidates for us;
•	the benefits of the use of the FDA-approved PF708 product, PF708, or any of our other product candidates;
•	the rate and degree of market acceptance of the FDA-approved PF708 product, PF708 or any of our other product candidates, if approved for sale;
•	regulatory developments in the United States and foreign countries;
•	our expectations regarding government and third-party payor coverage and reimbursement;
•

our and our collaboration partners’ ability to manufacture the FDA-approved PF708 product, PF708 and our other product candidates in conformity with regulatory requirements and to scale up manufacturing of the FDA-approved PF708 product, PF708 and our other product candidates to commercial scale;

•

our ability to successfully build a specialty sales force, or collaborate with third-parties including our existing collaboration partners, Alvogen and NT Pharma, to commercialize the FDA-approved PF708 product, PF708 and our other product candidates;

•	our and our collaboration partners’ ability to compete with companies currently producing the reference products, including Forteo;
•	our ability to compete with companies that may also seek and obtain approval for therapeutically equivalent versions of Forteo;

•	our ability to retain and recruit key personnel, including development of a sales and marketing function;
•	our ability to obtain and maintain intellectual property protection for the FDA-approved PF708 product, PF708, our Pfēnex Expression Technology® or any other product candidates;
•	our estimates of our expenses, ongoing losses, future revenue, capital requirements and our needs for or ability to obtain additional financing;
•	our expectations regarding the market size, size of patient populations, and growth potential for the FDA-approved PF708 product, PF708 and our product candidates, if approved for commercial use;
•	our estimates of the expected patent expiration timelines for Forteo and other branded reference drugs and biologics;
•	our expectations regarding the time during which we will be an emerging growth company under the Jumpstart Our Business Startups Act;
•	our ability to develop new products and product candidates;
•	our ability to successfully establish and successfully maintain appropriate collaborations and derive significant revenue from those collaborations;
•	our financial performance; and
•	developments and projections relating to our competitors and our industry.

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

In this Form 10-Q, “we,” “us” and “our” refer to Pfenex Inc. and its subsidiaries.

Overview

We are a development and licensing biotechnology company focused on leveraging our Pfēnex Expression Technology® to develop and improve protein therapies for unmet patient needs. Using the patented Pfēnex Expression Technology platform, we have created an advanced pipeline of potential therapeutic equivalents, novel biologics, vaccine and vaccine components, and biosimilars. On October 4, 2019, the U.S. Food and Drug Administration (FDA) approved the new drug application (NDA) for PF708 submitted under the 505(b)(2) regulatory pathway, with Forteo ® (teriparatide injection) as the reference drug. Like Forteo, this FDA-approved

PF708 product is indicated for the treatment of osteoporosis in certain patients at high risk for fracture. We are requesting that the FDA designate the FDA-approved PF708 product as therapeutically equivalent (“A” rated) to Forteo, which would potentially permit the product to be automatically substituted for Forteo, depending on applicable laws and policies within each of the 50 states.  Pursuant to our Development and License Agreement with Alvogen Malta Operations Ltd. (Alvogen), Alvogen is responsible for commercializing and manufacturing the FDA-approved PF708 product and for fulfilling all regulatory requirements associated with maintaining the PF708 NDA. Alvogen also has exclusive rights to commercialize and manufacture PF708 in the EU, certain countries in the Middle East and North Africa (MENA), and the rest of world (ROW) territories (the latter defined as all countries outside of the EU, U.S. and MENA, excluding Mainland China, Hong Kong, Singapore, Malaysia and Thailand). Alvogen submitted a centralized marketing authorization application for PF708 to the EMA using the biosimilar pathway with Forsteo® as the reference medicinal product, and the application has been accepted. Forteo® and Forsteo® are approved and marketed by Eli Lilly companies for the treatment of osteoporosis in certain patients with a high risk of fracture. Forteo® and Forsteo® achieved $1.6 billion in global product sales in 2018.  Alvogen intends to launch the FDA-approved PF708 product in the U.S. upon an FDA decision on the therapeutic equivalence rating of the product. In addition, we are developing hematology/oncology products in collaboration with Jazz Pharmaceuticals Ireland Limited (Jazz) including PF743 (JZP-458), a recombinant Erwinia asparaginase, and PF745 (JZP-341), a long-acting Erwinia asparaginase. Both PF743 and PF745 are being developed for the treatment of Acute Lymphoblastic Leukemia (ALL) and other hematological malignancies. Jazz recently reported completing a Phase I study for PF743 (JZP-458) and plans to initiate a Phase 2/3 study later in 2019. We also use our Pfēnex Expression Technology platform to produce CRM197, a diphtheria toxoid carrier protein used in prophylactic and therapeutic vaccine candidates under development by Merck & Co., Inc. (Merck) and Serum Institute of India Private Ltd. (SIIPL). Both have licenses to the Pfēnex Expression Technology for the production of CRM197 for use in conjugate vaccine products.

We plan to expand our pipeline and revenue opportunities selectively and in stages. We are focused on achieving this growth through a combination of increasing our portfolio of partnered as well as wholly-owned peptides and complex proteins of which the first set of programs are underway. For example, we are in early development of PF810, a new wholly-owned recombinant peptide program. In addition, we are exploring opportunities to develop novel modalities through an assessment program designed to evaluate and pursue validated biologic pathways that are differentially druggable via a selected modality in specific diseases. We are currently exploring a range of modality platforms and targets that are potentially compatible with our Pfēnex Expression Technology.

Recent Developments

As described herein, on October 4, 2019, the FDA approved the NDA for PF708 under 505(b)(2) regulatory pathway, with Forteo as the reference drug. On October 14, 2019, we announced the successful completion of our PF708 comparative use human factors study and our submission of the final study report to the FDA.  The study data demonstrate that the user interface of the FDA-approved PF708 product was noninferior to that of Forteo for each critical user task evaluated in the study based on pre-specified statistical analysis of critical patient and caregiver tasks.  We believe this submission completes the information package required by the FDA to evaluate the therapeutic equivalence of the PF708 product.  We are seeking FDA designation of the recently-approved product as therapeutically equivalent to Forteo, which would permit PF708 to be automatically substituted for Forteo in many states.

Developed FDA-Approved Product, Our Product Candidates and Collaborations

The following summarizes certain information about the FDA-approved product that we developed, our product candidates, and collaborations:

Developed Product and Product Candidate	Branded Reference Drug	Program

FDA-Approved PF708 Product	Forteo	• Approved in the United States; licensed to Alvogen
PF708	Forteo	• Product candidate in EU, MENA, and Rest of World licensed to Alvogen (excluding areas licensed to NT Pharma)
• Product candidate in Mainland China, Hong Kong, Singapore, Malaysia, Thailand licensed to NT Pharma
Multiple Hematology/Oncology Product Candidates	Various	• Licensed to Jazz

The FDA-approved product that we developed, product candidates, and collaborations include the following:

FDA-Approved PF708 Product

In October 2019, the FDA approved the NDA for PF708 under the 505(b)(2) regulatory pathway, with Forteo ® (teriparatide injection) as the reference drug.  The FDA-approved PF708 product is indicated for the treatment of osteoporosis in certain patients at high risk for fracture.  This FDA-approved PF708 product will be commercialized and manufactured in the U.S. by our collaboration partner, Alvogen. We are currently in the process of transferring the NDA to Alvogen pursuant to our collaboration agreement. Forteo (marketed by Eli Lilly and Company) achieved $1.6 billion in global product sales in 2018.  Almost half of these product sales came from the United States alone.  Alvogen intends to launch FDA-approved PF708 in the U.S. upon an FDA rating decision on the therapeutic equivalence evaluation of the product.

The FDA approval of the FDA-approved PF708 product was supported by data from Study PF708-301, which compared the effect of PF708 and Forteo in osteoporosis patients.  The PF708-301 study enrolled a total of 181 patients, with 90 patients receiving PF708 and 91 patients receiving Forteo.  82 patients completed the study in the FDA-approved PF708 product treatment group, compared with 81 patients in the Forteo treatment group.  The primary study endpoint was anti-drug antibody (ADA) incidence after 24 weeks of drug treatment.  2.2% (2/90) of patients who received PF708 and 2.2% (2/91) of patients who received Forteo had detectable antibodies to teriparatide, and one of the two patients who received PF708 developed neutralizing antibodies to teriparatide.  The secondary study endpoints included mean percentage changes in lumbar-spine bone mineral density (BMD) and median percentage changes in bone turnover markers (BTM) after 24 weeks of drug treatment, as well as pharmacokinetic (PK) parameters for up to four hours after the first dose.  Safety endpoints were incidences of adverse events (AE) and serious adverse events (SAE).

The PF708-301 study showed comparable overall profiles between PF708 and Forteo across multiple endpoints.  These results from the PF708-301 study, along with bioequivalence findings from Study PF708-101 in healthy subjects, supported the PF708 NDA submitted in December 2018 pursuant to the 505(b)(2) pathway. On October 4, 2019 the NDA was approved by the FDA.

In addition to obtaining FDA approval of PF708, we have been continuing our efforts to obtain an “A” therapeutic equivalence designation for the product relative to its reference drug, Forteo.  A determination of therapeutic equivalence (as shown by an “A” rating) may permit the FDA-approved PF708 product to be automatically substituted for Forteo, depending on applicable laws and policies within each of the 50 states. Consistent with our interactions with the FDA and the agency’s draft guidance document on comparative use human factors studies for demonstrating the therapeutic equivalence of drug-device combination products, we successfully completed the PF708 comparative use human factors (HF) study and submitted the final study report to the FDA in October 2019.  The study data demonstrate that the user interface of the FDA-approved PF708 product was noninferior to that of Forteo for each critical user task evaluated in the study based on a pre-specified statistical analysis of critical patient and caregiver tasks.

The comparative use HF study was a simulated use study intended to evaluate the effect of each product’s delivery device and user interface on critical task performance by untrained osteoporosis patients and caregivers.  The study used a paired design of the FDA-approved PF708 and the Forteo products.

A total of 102 untrained participants, 52 osteoporosis patients and 50 caregivers, completed the study.  For 67% (12 of 18) of critical tasks performed in the patient user group, and 83% (15 of 18) performed in the caregiver group, PF708 had fewer or equal user errors (UE) when compared to Forteo.  Importantly, in each of the instances where PF708 had marginally higher user error rates, 33% (6/18) of critical tasks performed in the patient user group, and 17% (3/18) of critical tasks performed in the caregiver user group,  the magnitude of the differences (≤ 2 UEs and ≤ 3 UEs, respectively) did not exceeded the predetermined maximum allowable difference in either user group.  For these reasons, Pfenex believes the study data demonstrate that the user interface of the FDA-approved PF708 product is noninferior to that of Forteo based on pre-specified statistical analysis of critical patient and caregiver tasks.  With submission of the final study report to FDA, Pfenex believes this completes the information package required by the FDA to evaluate the therapeutic equivalence of the PF708 product. For a discussion of certain significant risks relating to the FDA-approved PF708 product, please see the following Risk Factors: “The FDA-approved PF708 Product, PF708 and our other product candidates, if approved, face significant competition from the reference products and from therapeutic equivalent products of the reference products, and from other products. Our or our collaboration partners’ failure to effectively compete may prevent us from achieving significant market penetration and expansion.” and “If the FDA-approved PF708 product does not receive an “A” therapeutic equivalence designation from the FDA, our business may suffer.”

In June 2018, we and Alvogen entered into a Development and License Agreement (US Alvogen Agreement) pursuant to which Alvogen received the exclusive right to commercialize and manufacture PF708 in the United States. Alvogen intends to launch the FDA-approved PF708 product in the U.S. upon an FDA decision on the therapeutic equivalence evaluation of the product. In February 2019 we and Alvogen expanded our collaboration, granting Alvogen exclusive rights to commercialize and manufacture PF708 in the EU, certain countries in the MENA, and the ROW territories (the latter defined as all countries outside of the EU, US and MENA, excluding Mainland China, Hong Kong, Singapore, Malaysia and Thailand).  We believe this collaboration leverages Alvogen’s established international experience and expertise in regulatory, IP and supply chain activities, as well as its established network of specialty pharmaceutical companies to conduct sales and marketing activities in these regions.  Alvogen submitted a centralized application to the European Medicines Agency (EMA) for PF708 on May 6, 2019, and the filing was accepted by the EMA on May 23, 2019. We believe that PF708 could be approved in the EU as early as the second half of 2020, pending marketing authorization by the European Commission under the EU centralized procedure and other factors.  In October 2019, Alvogen’s partner SAJA, submitted a Marketing Authorization Application (MAA) for PF708 to the Kingdom of Saudi Arabia's Saudi Food and Drug Authority (SFDA). Subject to applicable regulatory approvals, PF708 will be commercialized in Europe and other jurisdictions by Alvogen’s current and/or future commercialization partners including Theramex in Europe, SAJA, a Tamer Group company in MENA, JAMP Pharma in Canada, Kamada Ltd. in Israel, and Pharmbio Korea, Inc. in South Korea. Alvogen is responsible for overseeing any clinical development, regulatory, litigation, commercial manufacturing or commercialization activities of its partners in these jurisdictions.  We are eligible to receive additional upfront and milestone payments of $1.5 million for the EU and MENA and additional potential milestone payments for ROW.  For EU, MENA and ROW, we may also be eligible to receive up to 60% of Alvogen’s gross profit derived from product sales, if approved, depending on geography and cost of goods sold. In connection with the October 2019 FDA approval of PF708, we earned a $2.5 million milestone payment under our collaboration with Alvogen payable upon Alvogen’s receipt of notice of NDA approval.

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

In accordance with regulatory requirements we provided notice of Paragraph IV certification (Notice Letter) to Eli Lilly and Company (Lilly) on February 19, 2019 that PF708 does not infringe any valid claim of the ’334 patent.  Under the Hatch-Waxman Act, Lilly had 45 days from the receipt of the Notice Letter to file a patent infringement lawsuit against us that would cause a 30-month litigation stay of approval for PF708.  On April 11, 2019 we announced the expiration of the 45-day period for Lilly to file a lawsuit under the Hatch-Waxman Act and stay the approval of PF708 for 30 months.  Lilly did not file a lawsuit within this time period, and there was no 30-month litigation stay that delayed approval of the FDA-approved PF708 product.

In May 2019, we entered into an agreement with Alvogen for us to provide PF708 drug substance batches and pen components in exchange for $2.3 million.  This product sold to Alvogen was initially manufactured by our CMO for manufacturing process validation purposes as part of the PF708 NDA submission to the FDA for approval.  We do not expect to have similar transactions with our collaboration partners in the future.  The $2.3 million was recorded as product revenue in the consolidated statements of operations during the three and nine months ended September 30, 2019.

Jazz Collaboration – multiple early stage hematology/oncology product candidates with Jazz. In July 2016, we entered into a license and option agreement with Jazz, pursuant to which we and Jazz are developing hematology/oncology products, including PF743 (JZP-458), a recombinant Erwinia asparaginase, and PF745 (JZP-341), a long-acting Erwinia asparaginase, and Jazz will have the exclusive right to manufacture and commercialize such products throughout the world. In addition, pursuant to the agreement, we have granted Jazz certain other rights to negotiate the exclusive right to develop, manufacture and commercialize throughout the world other hematology/oncology products that are currently or in the future may be developed by us. In the third quarter of 2017, we achieved a process development milestone associated with this collaboration. In December 2017, we and Jazz signed an amended and restated agreement under which we will be eligible to receive an additional $43.5 million in amendment fee and development milestone payments as compared to the 2016 agreement, increasing the total value of upfront, option and amendment fee payments and potential payments for the achievement of development, regulatory and sales-related milestones associated with the collaboration to an aggregate of $224.5 million. We will also continue to be eligible to receive tiered royalties on worldwide sales of any products resulting from the collaboration at rates reduced from those under the 2016 agreement. In December 2017, as part of the amended and restated agreement, we received a total payment of $18.5 million, consisting of an upfront payment of $5.0 million and a payment of $13.5 million for development achievement. In the second quarter of 2018, we achieved two development milestones and received $0.8 million for successful achievement of process development milestones for PF745. In August 2019, Jazz reported that they have completed a Phase I study for PF743 (JZP-458) and plan to initiate a Phase 2/3 study in fourth quarter 2019. In September 2019, we achieved a development milestone and received $11 million in connection with process development activities for PF745.

CRM197 – We have both licenses and supply agreements in place for CRM197, which is a non-toxic mutant of diphtheria toxin.  It is a well-characterized protein and functions as a carrier for polysaccharides and haptens, making them immunogenic.  We have developed unique CRM197 production strains based on our Pfēnex Expression Technology platform. As a result of our development efforts, we previously entered into commercial licenses for production strains capable of producing CRM197 with both Merck & Co., Inc. (Merck) and Serum Institute of India Private Ltd. (SIIPL). Merck and SIIPL are using the CRM197 produced via the licensed production strain in multiple clinical stage products. Those products currently include Merck’s 15-valent pneumococcal conjugate vaccine, PCV-15 (V114) currently in several ongoing Phase 3 clinical studies and SIIPL’s 10-valent pneumococcal conjugate vaccine Pneumosil® currently in WHO Prequalification and a pentavalent meningococcal conjugate vaccine currently in a Phase 3 clinical study. The CRM197 production strains utilized by both Merck and SIIPL are unique and exclusively licensed to each party. These commercial license agreements with Merck and SIIPL contemplate potential maintenance and milestone fees as well as royalties on net sales. Additionally, as part of the SIIPL commercial license agreement, SIIPL supplies both reagent grade and cGMP CRM197 to Pfenex, who supplies the product to vaccine development-focused pharmaceutical partners.

Arcellx Development, Evaluation and License Agreement – We previously entered into a development, evaluation and license agreement with Arcellx which provides access to the Pfēnex Expression Technology platform to advance Arcellx’s proprietary sparX proteins that activate, silence and reprogram Antigen- Receptor Complex T cell-based therapies. Under the terms of the agreement, we are eligible to receive development funding in addition to development, regulatory and commercial milestones ranging from $2.6 million to $18 million for each product incorporating a sparX protein expressed using the Pfēnex Expression Technology, as well as royalties on worldwide sales of any such products. We currently have two sparX proteins in development with Arcellx.  As of September 30, 2019, we have earned $1.8 million in development funding from Arcellx.

Additional Biosimilar and Novel Vaccine Pipeline Products – Our pipeline includes biosimilar candidates to certain reference products, including biosimilar candidates to Lucentis (PF582) and Neulasta (PF529) and two novel anthrax vaccine candidates, Px563L and RPA563, which are funded by the Biomedical Advanced Research and Development Authority (BARDA). In November of 2017, we paused development on both PF582 and PF529. We do not intend to advance PF582 or PF529 without development and commercial collaboration partners. In March 2019 we received a notice from BARDA advising us of BARDA’s decision not to exercise development options for cGMP manufacturing, preclinical studies and Phase 1/2b study readiness in connection with our Px563L and RPA563 novel anthrax vaccine program. Following the receipt of the notice from BARDA and pursuant to discussions with BARDA, we deprioritized this program in our portfolio.

Due to our significant research and development expenditures, we have generated significant operating losses since inception. To date, we have not received meaningful revenue from the commercial sale of the FDA-approved product that we have developed or any of our product candidates.

The FDA-approved PF708 product, our other product candidates and collaborations are enabled by our patented protein production platform, Pfēnex Expression Technology, which we believe confers several important competitive advantages compared to traditional techniques for protein production. The platform has demonstrated a high success rate for the production of complex proteins with higher titers of high quality protein, as well as speed and cost advantages. The development of proteins requires several competencies which represent both challenges and barriers to entry. Due to their inherent complexity, proteins require the use of living organisms to efficiently produce them at a large scale. Traditional techniques for protein production employ a trial and error approach to production organism, or strain, selection and process optimization, which is inherently inefficient and typically produces suboptimal results. This historically inefficient process provides barriers to creating or replicating complex proteins, adds significant time to market and results in the high cost of goods typical of biologic therapeutics. Together, these limitations pose significant hurdles for companies interested in entering the market with novel biologics, biosimilars and therapeutic equivalents. Our platform utilizes a proprietary high throughput robotically-enabled parallel approach, which allows the construction and testing of thousands of unique protein production strains in parallel, thereby allowing us to produce and characterize complex proteins while reducing the time and cost of development and long-term production.

Our revenue for the three months ended September 30, 2019 and 2018 was $15.2 million and $3.6 million, respectively, and $28.4 million and $11.5 million for the nine months ended September 30, 2019 and 2018, respectively. Our historical revenue has been primarily derived from monetizing our Pfēnex Expression Technology platform through collaboration agreements, service agreements, government contracts and reagent protein product sales, which provide for various types of payments, including upfront payments, funding of research and development, milestone payments, intellectual property access fees and licensing fees.

As of September 30, 2019, we had an accumulated deficit of $209.5 million, of which $89.8 million was attributable to recognizing the accretion in the redemption value of our convertible preferred stock. We recognized net income of $3.1 million for the three months ended September 30, 2019 versus $10.7 million net loss for the three months ended September 30, 2018.  We recognized net loss of $8.2 million and $32.8 million for the nine months ended September 30, 2019 and 2018, respectively. As we continue to develop and invest more resources into the development and commercialization of our product candidates, our net operating losses will continue over the next several years. Adequate funding may not be available to us on commercially reasonable terms, or at all. Since our inception we have funded our operations primarily through the sale and issuance of common stock in our public offerings, revenue from our collaboration agreements, government contracts, service agreements, and reagent protein product sales, our prior credit facility and the private placement of equity securities. We have devoted substantially all of our capital resources to the research and development of our product candidates and working capital requirements.

Critical Accounting Policies, Significant Judgments and Use of Estimates

Our management’s discussion and analysis of financial condition and results of operations is based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States, or GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported revenue and expenses during the reporting periods. These items are monitored and analyzed by us for changes in facts and circumstances, and material changes in these estimates could occur in the future. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Changes in estimates are reflected in reported results for the period in which they become known. Actual results may differ materially from these estimates under different assumptions or conditions. The accompanying unaudited consolidated financial statements and related financial information should be read in conjunction with the audited financial statements and related footnotes included in our Annual Report on Form 10-K for the year ended December 31, 2018. Except as otherwise disclosed, there have been no material changes in our critical accounting policies and estimates in the preparation of our financial statements during the three and nine months ended September 30, 2019 compared to those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018, as filed with the SEC on March 11, 2019.

Results of Operations

Comparison of the three and nine months ended September 30, 2019 and 2018

The following table summarizes our net loss during the periods indicated:

	Three Months Ended September 30,			Nine months Ended September 30,
(in thousands, except percentages)	2019	2018	Change	2019	2018	Change
Revenue	$15,248	$3,570	327%	$28,421	$11,506	147%
Cost of revenue	1,143	1,479	(23)%	3,837	3,923	(2)%
Gross profit	14,105	2,091	575%	24,584	7,583	224%
Operating expense
Research and development	6,931	9,045	(23)%	19,691	28,590	(31)%
Selling, general and administrative	4,147	3,823	8%	13,296	11,920	12%
Total operating expense	11,078	12,868	(14)%	32,987	40,510	(19)%
Income (loss) from operations	3,027	(10,777)	(128)%	(8,403)	(32,927)	(74)%
Other income, net	55	115	(52)%	195	157	24%
Net income (loss)	$3,082	$(10,662)	(129)%	$(8,208)	$(32,770)	(75)%

Revenue

	Three Months Ended September 30,			Nine months Ended September 30,
(in thousands, except percentages)	2019	2018	Change	2019	2018	Change
Revenue	$15,248	$3,570	327%	$28,421	$11,506	147%

Revenue increased by $11.6 million, or 327%, to $15.2 million in the three-month period ended September 30, 2019, compared to $3.6 million in the same period in 2018. The increase in revenue was primarily due to an $11 million development milestone reached during the quarter related to the Jazz collaboration agreement.

Revenue increased by $16.9 million, or 147%, to $28.4 million in the nine-month period ended September 30, 2019, compared to $11.5 million in the same period in 2018.  The increase in revenue was primarily due to an $11 million development milestone reached related to the Jazz collaboration agreement, upfront and milestone payments received from Alvogen related to development of PF708, higher service revenue and increased sales of our CRM197 product, partially offset by decreased activity related to our BARDA program.

Cost of Revenue

	Three Months Ended September 30,			Nine months Ended September 30,
(in thousands, except percentages)	2019	2018	Change	2019	2018	Change
Cost of revenue	$1,143	$1,479	(23)%	$3,837	$3,923	(2)%

Cost of revenue decreased by approximately $0.4 million, or (23)%, to $1.1 million in the three month period ended September 30, 2019, compared to $1.5 million in the same period in 2018. The decrease was primarily due to the decreased activity related to our BARDA program.

Cost of revenue decreased by approximately $0.1 million, or (2)%, to $3.8 million in the nine months ended September 30, 2019, compared to $3.9 million in the same period in 2018. The decrease was primarily due to the decreased activity related to our BARDA program.

Research and Development

	Three Months Ended September 30,			Nine months Ended September 30,
(in thousands, except percentages)	2019	2018	Change	2019	2018	Change
Research and development	$6,931	$9,045	(23)%	$19,691	$28,590	(31)%

Research and development expenses decreased by approximately $2.1 million, or (23)%, to $6.9 million in the three month period ended September 30, 2019, compared to $9.0 million in same period in 2018. The decrease was primarily due to the reduction of labor and subcontractor costs as the majority of the work performed to support the PF708 NDA filing was completed in late 2018.

Research and development expenses decreased by approximately $8.9 million, or (31)%, to $19.7 million in the nine months ended September 30, 2019, compared to $28.6 million in the same period in 2018. The decrease was primarily due to expenses incurred in the first half of 2018 for our Phase 3 clinical trial and regulatory activities related to PF708.

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

Selling, General and Administrative

	Three Months Ended September 30,			Nine months Ended September 30,
(in thousands, except percentages)	2019	2018	Change	2019	2018	Change
Selling, general and administrative	$4,147	$3,823	8%	$13,296	$11,920	12%

Selling, general and administrative expenses increased by approximately $0.3 million, or 8%, to $4.1 million in the three month period ended September 30, 2019, compared to $3.8 million in the same period in 2018. The increases were primarily due to an increase in expenses related to IP legal, consulting, and the expansion of business development efforts.

Selling, general and administrative expenses increased by approximately $1.4 million, or 12%, to $13.3 million in the nine months ended September 30, 2019, compared to $11.9 million in the same period in 2018. The increases were primarily due to an increase in expenses related to IP legal, consulting, and the expansion of business development efforts.

Liquidity and Capital Resources

To date, we have funded our operations primarily through the sale and issuance of common stock in our public offerings, revenue from our collaboration agreements, government contracts, service agreements, and reagent protein product sales, our prior credit facility and the private placement of equity securities. At September 30, 2019, we had $32.5 million in cash and cash equivalents and $0.2 million in restricted cash as bank collateral for our corporate credit card program compared to $56.2 million in cash and cash equivalents and $0.2 million in restricted cash as of December 31, 2018.

In July 2016, we entered into a development and license agreement with Jazz Pharmaceuticals for the development and commercialization of multiple early stage hematology/oncology product candidates, including PF743 (JZP-458), a recombinant Erwinia asparaginase, and PF745 (JZP-341), a long-acting Erwinia asparaginase, and in the third quarter of 2017, achieved a process development milestone. The agreement also includes an option for Jazz to negotiate a license for a recombinant pegaspargase product candidate with us. Under the terms of the agreement, we received an upfront and option payment totaling $15.0 million in July 2016 and may be eligible to receive additional payments based on the achievement of certain research and development, regulatory, and sales-related milestones.

In December 2017, we and Jazz entered into an amended and restated agreement, bringing the total value of payments and potential payments associated with the collaboration to $224.5 million. In addition, we may be eligible to receive tiered royalties on worldwide sales of any products resulting from the collaboration at rates reduced from those under the 2016 agreement. Under the amended and restated agreement, in the second quarter of 2018, we achieved two process development milestones for PF745. In September 2019, we achieved a development milestone and recognized $11.0 million in revenue for successful achievement of a process development milestone for PF745, and we received cash payment for this milestone in October 2019.

In October 2019, the FDA approved the NDA for PF708 submitted under the 505(b)(2) regulatory pathway, with Forteo® (teriparatide injection) as the reference drug.  Our collaboration partner, Alvogen, intends to launch the FDA-approved PF708 product in the U.S. upon an FDA decision on the therapeutic equivalence evaluation of the product.  In consideration for the licenses and other rights granted to Alvogen under the agreement, we received an upfront payment of $2.5 million, and to date have achieved two development milestones for $2.5 million each, one of which was the milestone achievement for FDA approval of PF708 in October 2019, and may be eligible to receive an additional $20 million in support and regulatory milestone payments. We are also eligible to receive a 50% gross profit split on sales if the product is rated as Therapeutically Equivalent (AP) to Forteo and up to 40% if rated differently.

In March 2018, we entered into an equity sales agreement (Sales Agreement) with William Blair & Company, L.L.C. (William Blair) to sell shares of our common stock having aggregate sales proceeds of up to $20.0 million, from time to time, through an “At the market” equity offering program under which William Blair will act as sales agent. Under the Sales Agreement, we set the parameters for the sale of shares, including the number of shares to be issued, the time period during which sales are requested to be made, limitation on the number of shares to be issued, the time period during which sales are requested to be made, limitation on the number of shares that may be sold in any one trading day and any minimum price below which sales may not be made. The Sales Agreement provides that William Blair will be entitled to compensation for its services that will equal 3.0% of the gross sales price per share of all shares sold through William Blair under the Sales Agreement. The Sales Agreement shall automatically terminate upon the issuance and sale of placement shares equaling sales proceeds of $20.0 million and may be terminated earlier by either us or William Blair upon five days’ notice. We have no obligation to sell any shares under the Sales Agreement and may at any time suspend solicitation and offers under the Sales Agreement. Through September 30, 2019, we have not sold any shares under the Sales Agreement.

On May 25, 2018, we closed an underwritten public offering of 7,820,000 shares of our common stock at a price of $5.50 per share, which included the full exercise by the underwriters of their option to purchase an additional 1,020,000 shares of our common stock. Net proceeds from this offering were approximately $39.5 million.

We believe that our existing cash and cash equivalents and our cash inflow from operations will be sufficient to meet our anticipated cash needs for at least the next 12 months. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. Further, our operating plan may change, and we may need additional funds to meet operational needs and capital requirements for product development and commercialization sooner than planned. We currently have no credit facility or committed sources of capital although we may receive milestone and other contingent payments under our current license and collaboration agreements. Because of the numerous risks and uncertainties associated with the development and commercialization of our product candidates, our dependence on Alvogen to commercialize PF708, whether we obtain an “A” therapeutic equivalence designation for the FDA-approved PF708 product, and the extent to which we may enter into additional agreements with third parties to participate in their development and commercialization, we are unable to estimate the amounts of increased capital outlays and operating expenditures associated with our current and anticipated clinical trials and studies. Our future capital requirements will depend on many factors, including:

•	the timing and extent of spending on our research and development efforts;
•	our ability to enter into and maintain collaboration, licensing, commercialization and other arrangements and the terms and timing of such arrangements;
•	our ability to retain Alvogen as a collaboration partner for the FDA-approved PF708 product and PF708 on commercially acceptable terms;

•

whether we and Alvogen obtain, in a timely manner or at all, an “A” therapeutic equivalence designation for the FDA-approved PF708 product that may allow such product to be automatically substituted for Forteo depending on applicable laws and policies within each of the 50 states;

•	the cost of manufacturing and commercialization activities, if any;
•	the cost of preparing, filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights;
•	the receipt of any collaboration or milestone payments;
•	the scope, rate of progress, results and FDA acceptance of the results, and cost of our clinical trials, preclinical testing and other related activities for our product candidates;
•	the emergence of competing technologies or other adverse market developments;
•	the time and costs involved in seeking and obtaining regulatory and marketing approvals in multiple jurisdictions for our product candidates that successfully complete clinical trials;
•	the introduction of new product candidates and the number and characteristics of product candidates that we pursue;
•	the timing, receipt and amount of sales, profit sharing or royalties, if any, from the FDA-approved PF708 product, PF708, and any other potential products;
•

the degree and rate of market acceptance and coverage and reimbursement by payors of the FDA-approved PF708 product, PF708 and any of our other product candidates launched by us or our collaboration partners;

•	the potential expansion of our sales and marketing activities; and
•	the potential acquisition and in-licensing of other technologies, products or assets.

If we were to experience any delays or encounter issues with any of the above, including with respect to obtaining an “A” therapeutic equivalence designation for the FDA-approved PF708 product, Alvogen’s commercial launch of the FDA-approved PF708 product in the U.S., clinical holds, failed studies, inconclusive or hard-to-interpret results, safety or efficacy issues, or other regulatory challenges that require longer follow-up of existing studies, additional major studies, or additional supportive studies in order to pursue marketing approval, it could further increase the costs associated with the above and delay or suspend revenues.

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

Cash Flows

The following table sets forth the primary sources and uses of cash, cash equivalents and restricted cash for each of the periods presented below:

	Nine months Ended September 30,
(in thousands)	2019	2018
Net cash (used in) provided by:
Operating activities	$(22,902)	$(28,288)
Investing activities	(1,076)	(1,020)
Financing activities	276	39,469
Net (decrease) increase in cash, cash equivalents and restricted cash	$(23,702)	$10,161

Net cash used in operating activities

Net cash used in operating activities was $22.9 million during the nine months ended September 30, 2019 compared to $28.3 million during the same period in 2018. The decrease in net cash used in operating activities was primarily due to increased revenue in the nine months ended September 30, 2019, associated with our achievement of milestones under our agreements with Jazz and Alvogen. This decrease was partially offset by an increase in trade receivables related to our achievement of the milestone under the Jazz agreement, an increase in deferred revenue, as well as a decrease to accrued liabilities.

Net cash used in investing activities

Net cash used in investing activities was $1.1 million during the nine months ended September 30, 2019 compared to $1.0 million used in the same period in 2018. We used the funds to purchase property and equipment in both nine month periods.

Net cash provided by financing activities

Cash provided by financing activities was $0.3 million during the nine months ended September 30, 2019 compared to cash provided from financing activities of $39.5 million during the same period in 2018. On May 25, 2018, we closed an underwritten public offering of 7,820,000 shares of our common stock at a price of $5.50 per share, which included the full exercise by the underwriters of their option to purchase an additional 1,020,000 shares of our common stock. Net proceeds from the offering were approximately $39.5 million. In both periods, cash was used for repayment of capital lease obligations, offset by proceeds from cash provided by the issuance of common stock in connection with our Employee Stock Purchase Plan.

Off-Balance Sheet Arrangements

In the normal course of business, we enter into contracts and agreements that contain a variety of representations and warranties and provide for general indemnifications. Our exposure under these agreements is unknown because it involves claims that may be made against us in the future but have not yet been made. As of September 30, 2019, we have not paid any claims or been required to defend any action related to our indemnification obligations. However, we may record charges in the future as a result of these indemnification obligations.

Contractual Obligations and Commitments

There have been no material changes during the nine months ended September 30, 2019 to our contractual obligations disclosed in our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2018.

Recently Issued Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in ASC 605, Revenue Recognition. This ASU is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. Numerous updates were issued in 2016 that provide clarification on a number of specific issues as well as requiring additional disclosures. The financial information included in our 2019 Form 10-K will be updated for the January 1, 2019 adoption date; this new guidance will be reflected for the first time in our 2019 Form 10-K but effective as of January 1, 2019 in that filing. However, we will continue to account for revenue recognition under ASC Topic 605 for interim periods in 2019 and will not be required to amend our Form 10-Q filings filed throughout 2019 to reflect the January 1, 2019 adoption date. The guidance allows for the use of one of two retrospective application methods: the full retrospective method or the modified retrospective method. We plan to adopt the standard in fiscal year 2019 using the modified retrospective method. We do not expect the new standard to have a material impact on the recognition of revenue from our services and our reagent protein product sales. We are currently evaluating the impact of the new standard on historical revenue recorded for our collaboration agreements.

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

We are exposed to market risk in the ordinary course of our business. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of fluctuations in interest rates and foreign currency exchange rates. As of September 30, 2019, we did not hold or issue financial instruments for trading purposes.

Interest rate fluctuation risk

The primary objective of our investment activities is to preserve our capital to fund our operations. We also seek to maximize income from our cash and cash equivalents without assuming significant risk. To achieve our objectives, we invest our cash and cash equivalents in money market funds, treasury obligations, short term certificates of deposit and high-grade corporate securities, directly or through managed funds, with maturities of nine months or less. As of September 30, 2019, we had cash and cash equivalents of $32.5 million consisting of cash of $10.2 million and investments of $22.3 million in highly liquid U.S. money market funds. A portion of our investments may be subject to interest rate risk and could fall in value if market interest rates increase. However, because our investments are primarily short-term in duration, we believe that our exposure to interest rate risk is not significant and a 100 basis point movement in market interest rates would not have a significant impact on the total value of our portfolio. We actively monitor changes in interest rates.

Foreign currency exchange risk

We contract with clinical research organizations, investigational sites and suppliers in foreign countries. We are therefore subject to fluctuations in foreign currency rates in connection with these agreements. We have not entered into any material foreign currency hedging contracts although we may do so in the future. To date we have not incurred any material effects from foreign currency changes on these contracts. The effect of a 10% adverse change in exchange rates on foreign currency denominated cash and payables as of September 30, 2019 would not have been material. However, fluctuations in currency exchange rates could harm our business in the future.

Inflation risk

Inflation may affect us by increasing our cost of labor and clinical trial costs. We do not believe that inflation has had a material effect on our business, financial condition or results of operations for any period presented herein.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s (SEC) rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2019 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On May 6, 2019, Pfenex filed two petitions for inter partes review of U.S. Patent No. 9,422,345 (“the ‘345 patent”; entitled “Expression System”), which is owned by GlaxoSmithKline Biologicals S.A., with the Patent Trial and Appeal Board (“PTAB”) of the U.S. Patent and Trademark Office. The ‘345 patent relates to polynucleotides that express diphtheria toxin mutants, including the diphtheria toxin mutant CRM197. These two petitions, IPR2019-01027 and IPR2019-01028, seek, inter alia, a determination that certain claims in the ‘345 patent are invalid. Institution decisions by the PTAB for IPR2019-01027 and IPR2019-01028 are expected within the 2019 calendar year, and final written decisions on the validity of the challenged claims of the ‘345 patent, if these two petitions are instituted by the PTAB, by the end of 2020. On August 9, 2019, Pfenex filed a third petition for inter partes review of the ‘345 patent with the PTAB of the U.S. Patent and Trademark Office. The third petition, IPR2019-01478, seeks, inter alia, a determination that certain claims in the ‘345 patent are invalid. An institution decision by the PTAB for IPR2019-01478 is expected within the first quarter of 2020, and a final written decision on determining the validity of the challenged claims of the ‘345 patent, if the third petition is instituted by the PTAB, by the end of the first quarter of 2021.

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

Risks Relating to our Financial Condition and Need for Additional Capital

We have a limited operating history and expect to generate significant losses for the foreseeable future. If we or our collaboration partners are not successful in completing the development of our product candidates or in commercializing the FDA-approved PF708 product, PF708 or our other product candidates and generating significant revenue, we will not be profitable.

With the exception of two years, we have incurred annual net operating losses since inception, and to date have generated only limited revenue from government contracts, service agreements, collaboration agreements, and reagent protein product sales. We have recognized net losses of $8.2 million and $32.8 million for the nine months ended September 30, 2019 and 2018, respectively, and $39.6 million for the year ended December 31, 2018. As of September 30, 2019, we had an accumulated deficit of $209.5 million and net working capital of $40.4 million. To date, we have funded our operations primarily through the sale and issuance of common stock in our public offerings, revenue from our collaboration agreements, government contracts, service agreements, and reagent protein product sales, our prior credit facility and the private placement of equity securities. As of September 30, 2019, we had capital resources consisting of cash and cash equivalents of $32.5 million. As we continue to develop and invest more resources into the development and commercialization of our product candidates, our net operating losses will continue over the next several years. For Pfenex to become profitable, Alvogen must successfully commercialize and manufacture the FDA-approved PF708 product and we must successfully develop and obtain regulatory approval for additional product candidates, and effectively manufacture and commercialize the additional product candidates we develop. In June 2018 and February 2019, we entered into agreements with Alvogen in which we granted Alvogen exclusive rights to commercialize PF708 in the United States, MENA, and rest of world. In October 2019, we received FDA approval for PF708 and Alvogen is responsible for marketing the FDA-approved PF708 product in the United States. The loss for any reason of Alvogen as a key partner could have a significant and adverse impact on our business. If we are unable to retain Alvogen as a partner on commercially acceptable terms, PF708 may not be commercialized as planned and there could be delays in or suspension of the U.S. commercial launch of the FDA-approved PF708 product. In May 2019, Alvogen, our collaboration partner, submitted a centralized application to the EMA for PF708 and the application was accepted for review. In October 2019, Alvogen’s partner SAJA submitted a Marketing Authorization Application (MAA) for PF708 to the Kingdom of Saudi Arabia's Saudi Food and Drug Authority (SFDA).

With respect to the FDA-approved PF708 product, our future revenue will depend upon the performance of our collaboration partner, Alvogen, whether we obtain, in a timely manner or at all, an “A” therapeutic equivalence designation for the FDA-approved PF708 product that may allow such product to be automatically substituted for Forteo depending on applicable laws and policies within each of the 50 states, the size of any markets in which PF708 or such other product candidate may receive approval, and our and our collaboration partners’ ability to achieve sufficient market acceptance, pricing, reimbursement from third-party payors, and adequate market share for the FDA-approved PF708 product, PF708 and our other product candidates in those markets. We, Alvogen, and our other collaboration partners may never succeed in these activities and therefore may never generate revenue that is significant or large enough to achieve profitability. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to become and remain profitable could depress the market price of our common stock and could impair our ability to raise capital, expand our business, diversify our product offerings or continue our operations.

We will require substantial additional funds to seek and obtain regulatory approval and commercialize our current product candidates and, if additional capital is not available, we may need to limit, scale back or cease our operations.

Since our inception, a significant portion of our resources have been dedicated to the preclinical and clinical development of the FDA-approved PF708 product, PF708, and our other product candidates. We believe that we will continue to expend substantial resources for the foreseeable future for the preclinical and clinical development of our current product pipeline, and the development of any other indications and product candidates we may choose to pursue, either alone or with a strategic collaboration partner. These expenditures will include costs associated with research and development, conducting preclinical studies and clinical studies, and manufacturing and supply as well as marketing and selling any products that receive marketing authorization. Because the outcome of any clinical trial is highly uncertain and we are substantially dependent on third parties, including Alvogen, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of the FDA-approved PF708 product, PF708, and our other product candidates and preclinical products under development. We may also need to obtain substantial additional sources of funding to develop our other product candidates and our preclinical products under development as currently contemplated. If such additional funding is not available on favorable terms or at all, we may need to delay or reduce the scope of our product candidate development programs, or grant rights in the United States, as well as outside the United States, to our product candidates to one or more partners.

We believe that our available cash and cash equivalents, including the proceeds from any revenue from our government contracts, service agreements, collaboration agreements, and reagent protein product sales will be sufficient to meet our anticipated cash needs for at least the next twelve months. However, changing circumstances and risks and uncertainties associated with our product development efforts may cause us to consume capital significantly faster than we currently anticipate, and we may need to spend more money than currently expected. Our future capital requirements may vary depending on the following:

•	the timing and extent of spending on our research and development efforts;
•	our ability to enter into and maintain collaboration, licensing, commercialization and other arrangements and the terms and timing of such arrangements;
•	our ability to retain Alvogen as a collaboration partner for the FDA-approved PF708 product and PF708 on commercially acceptable terms;
•	the cost of manufacturing and commercialization activities, if any;
•	the receipt of any collaboration or milestone payments;
•	the scope, rate of progress, results and FDA acceptance of the results, and cost of our clinical trials, preclinical testing and other related activities for our product candidates;
•	the emergence of competing technologies or other adverse market developments;
•	the time and costs involved in seeking and obtaining regulatory and marketing approvals in multiple jurisdictions for our product candidates that successfully complete clinical trials;
•

whether we and Alvogen obtain, in a timely manner or at all, an “A” therapeutic equivalence designation for the FDA-approved PF708 product that may allow such product to be automatically substituted for Forteo depending on applicable laws and policies within each of the 50 states;

•	the cost of preparing, filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights;
•	the introduction of new product candidates and the number and characteristics of product candidates that we pursue;
•	the timing, receipt and amount of sales, profit sharing or royalties, if any, from the FDA-approved PF708 product, PF708, and any other potential products;
•

the degree and rate of market acceptance and coverage and reimbursement by payors of the FDA-approved PF708 product, PF708 and any of our other product candidates launched by us or our collaboration partners;

•	the potential expansion of our sales and marketing activities; and
•	the potential acquisition and in-licensing of other technologies, products or assets.

If we were to experience any delays or encounter issues with any of the above, including with respect to obtaining an “A” therapeutic equivalence designation for the FDA-approved PF708 product, Alvogen’s commercial launch of the FDA-approved PF708 product in the U.S., clinical holds, failed studies, inconclusive or hard-to-interpret results, safety or efficacy issues, or other regulatory challenges that require longer follow-up of existing studies, additional major studies, or additional supportive studies in order to pursue marketing approval, it could further increase the costs associated with the above and delay or suspend revenues.

We may need to raise additional capital to fund our operations in the near future. If we seek additional funding in the future, additional funds may not be available to us on acceptable terms or at all. We may seek to raise additional funds through equity, equity-linked or debt financings. If we raise additional funds through the incurrence of indebtedness, such indebtedness would have rights that are senior to holders of our equity securities and could contain covenants that restrict our operations. We have a sales agreement in place with William Blair to sell up to $20.0 million worth of shares of our common stock, from time to time, through an “at the market” equity offering program under which William Blair will act as sales agent. As of September 30, 2019, $20.0 million worth of shares of our common stock remained available for sale under the “at the market” equity offering program. Any additional equity financing may be dilutive to our stockholders. If we are unable to obtain funding on a timely basis, we may be required to significantly curtail the advancement of one or more of our product candidates. We also could be required to seek funds through arrangements with collaboration partners or others that may require us to relinquish rights to some of our technologies or product candidates which we would otherwise pursue on our own.

Our quarterly operating results may fluctuate significantly.

Our operating results are subject to quarterly fluctuations. Our operating results are and will be affected by numerous factors, including:

•	variations in the level of expenses related to our development and any future commercialization programs;
•	sales by Alvogen of the FDA-approved PF708 product;
•	addition or termination of clinical trials;
•	any intellectual property infringement lawsuit in which we may become involved;
•	regulatory developments affecting any of our products; and
•	our execution of any service, collaborative, licensing or similar arrangements, and the timing of payments we may make or receive under these arrangements.

If our quarterly operating results fall below the expectations of investors or securities analysts, the market price of our common stock could decline substantially. Furthermore, any quarterly fluctuations in our operating results may, in turn, cause the market price of our stock to fluctuate substantially.

Risks Relating to our Business and our Industry

Our business operations are dependent upon our senior management team and the ability of our other employees to execute on our business strategy. If we fail to attract, integrate, and keep senior management and key scientific personnel, we may be unable to successfully develop our product candidates, conduct our clinical trials and commercialize any product candidates we develop.

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

We believe that our future success is highly dependent upon the contributions of our senior management, particularly our Chief Executive Officer, Chief Financial Officer, Chief Business Officer, Chief Operating Officer, and Chief Scientific Officer, as well as our senior scientists and other members of our senior management team. Employment agreements with our Chief Executive Officer, Chief Financial Officer, Chief Business Officer, Chief Operating Officer, and Chief Scientific Officer, as well as our offer letters with our senior scientists, all provide for “at-will” employment. The loss of services of any of these individuals could delay or prevent the successful development of our product pipeline, completion of our planned clinical trials or the commercialization of any product candidates we develop.

Competition for qualified personnel in the biotechnology and pharmaceuticals industry is intense due to the limited number of individuals who possess the skills and experience required. To help attract, retain, and motivate qualified employees, we use share-based incentive awards such as employee stock options. Other companies may provide more generous compensation and benefits, more diverse opportunities and better chances for career advancement than we do. Some of these advantages may be more appealing to high-quality candidates and employees than those we have to offer. In addition, any decline in our stock price could create additional challenges related to our ability to compete effectively with respect to equity compensation. We may need to hire additional personnel as we expand our clinical development and commercial activities. We may not be able to attract and retain quality personnel on acceptable terms, or at all, which may cause our business and operating results to suffer.

If an improved version of a reference product, such as Forteo, is developed, or if the market for a reference product significantly declines, sales or potential sales of the FDA-approved PF708 product or PF708 may suffer.

Reference product (“originator”) sponsor companies may develop improved versions as part of a life cycle extension strategy and may obtain regulatory approval of the improved version under a supplemental biologics license application (BLA) or NDA. If an originator sponsor company, such as Eli Lilly, succeeds in obtaining an approval of an improved product, such as for Forteo, it may capture a significant share of the collective market and significantly reduce the market for the reference product, and thereby reduce the size of the market for the FDA-approved PF708 product or PF708, if approved in other territories. The improved product also may be protected by additional patent rights.

Competition in the pharmaceutical market is intense. Reference products face competition on numerous fronts as technological advances are made that may offer patients a more convenient form of administration or increased efficacy, or as new products are introduced. As new products are approved that compete with the reference product for PF708, such as Forteo, sales may be significantly and adversely impacted and may render the originator obsolete. If the market for Forteo is impacted, we and Alvogen in turn may lose significant market share or market potential for the FDA-approved PF708 product and PF708. As a result, the value of the FDA-approved PF708 product, PF708 and our product pipeline could be negatively impacted and our business, prospects and financial condition could suffer.

The FDA-approved PF708 product, PF708 and our other product candidates, if approved, face significant competition from the reference products and from therapeutic equivalent products of the reference products, and from other products. Our or our collaboration partners’ failure to effectively compete may prevent us from achieving significant market penetration and expansion.

We and Alvogen face highly competitive pharmaceutical markets. With the FDA approval for PF708, Alvogen is responsible for commercializing and manufacturing the FDA-approved PF708 product in the U.S.  Successful competitors in the pharmaceutical market have the ability to effectively discover, obtain patents, develop, test and obtain regulatory approvals for products, as well as the ability to effectively commercialize, market and promote approved products, including communicating the effectiveness, safety and value of products to consumers and medical professionals. Numerous companies, universities, and other research institutions are engaged in developing, patenting, manufacturing and marketing of products competitive with the FDA-approved PF708 product, PF708 and other product candidates we are developing. For example, in April 2017, the FDA approved Radius Health’s TYMLOS® (abaloparatide), and in April 2019, the FDA approved Evenity (romosozumab) a once monthly monoclonal antibody product developed by Amgen and UCB, each of which compete with the FDA-approved PF708 product. Teva Pharmaceuticals USA, Inc. has filed an ANDA referencing Forteo that, if approved, could compete with the FDA-approved PF708 product. Apotex Corp. also has submitted an ANDA for a generic version of Forteo, and other generic drug manufacturers may have filed and/or in the future may file ANDAs referencing Forteo that, if approved, could compete with the FDA-approved PF708 product. Any such competition could also adversely affect the market size and opportunity for the FDA-approved PF708 product and PF708. Many of these potential competitors, such as Amgen Inc., Eli Lilly and Company, Teva Pharmaceutical Industries Limited, and Radius Health are large, experienced companies that enjoy significant competitive advantages, such as substantially greater financial, research and development, manufacturing, personnel and marketing resources. Recent and potential future merger and acquisition activity in the biotechnology and pharmaceutical industries is likely to result in even more resources being concentrated among a smaller number of our competitors. These companies also maintain greater brand recognition and more experience and expertise in undertaking preclinical testing and clinical trials of product candidates and obtaining the FDA and other regulatory approvals of products. Established pharmaceutical companies may also invest heavily to accelerate discovery and development of novel compounds that could make the FDA-approved PF708 product, PF708 and our other product candidates obsolete.

In addition, the FDA has approved PF708 pursuant to the 505(b)(2) regulatory pathway in the U.S. with Forteo as the reference product. Only if the FDA-approved PF708 product obtains an “A” therapeutic equivalence designation may the FDA-approved PF708 product be permitted to be automatically substituted for Forteo, depending on applicable laws and policies within each of the 50 states. In the case of Teva’s and Apotex’s competitive products, upon any approval of such competitor’s ANDA by the FDA, such competitor’s product would be permitted to be automatically substituted for Forteo, depending on applicable laws and policies within each of the 50 states, without the need to obtain an “A” therapeutic equivalence designation.

In addition, the FDA-approved PF708 product, and if approved, PF708 and our other product candidates, face competition from companies that develop and commercialize products that compete directly with our products. See “Risks Related to Government Regulation—If the FDA approves other therapeutic equivalent or generic products with Forteo as the reference drug and these drug products are successfully commercialized, the FDA-approved PF708 product may face additional competition and our business could suffer.”

If any competitor products are approved that compete with the FDA-approved PF708 product, PF708 or our other product candidates as described herein, our product revenue could suffer and it would have a material adverse effect on our financial condition and results of operations.

Use of the FDA-approved PF708 product, PF708 or our other product candidates could be associated with side effects or adverse events.

Use of the FDA-approved PF708 product, PF708 or our other product candidates could be associated with side effects or adverse events which can vary in severity (from minor reactions to death) and frequency (infrequent or prevalent). Side effects or adverse events associated with the use of the FDA-approved PF708 product, PF708 or our other product candidates may be observed at any time, including in clinical trials or when a product is commercialized, and any such side effects or adverse events may negatively affect our and our collaboration partners’ ability to obtain and maintain regulatory approval or market the FDA-approved PF708 product, PF708 or our product candidates. Side effects such as toxicity or other safety issues associated with the use of the FDA-approved PF708 product, PF708 or our product candidates could require us, Alvogen, or our other collaboration partners to perform additional studies or halt development or sale of the FDA-approved PF708 product, PF708 or these other product candidates or expose us, Alvogen, or our other collaboration partners to product liability lawsuits which would harm our business. We, Alvogen, or our other collaboration partners may be required by regulatory agencies to conduct additional animal or human studies regarding the safety and efficacy of the FDA-approved PF708 product, PF708 or our other product candidates which were not planned or anticipated. We, Alvogen, or our other collaboration partners may also be required to change product labeling, including increasing the prominence and content of warnings and contraindications for our products. The FDA could require us or our collaboration partners to develop a Risk Evaluation and Mitigation Strategy (REMS) for such product or, if a REMS is already in place, to incorporate additional requirements under the REMS, and foreign regulatory authorities may require similar risk management strategies. There can be no assurance that we or our collaboration partners will resolve any issues related to any product-related adverse events to the satisfaction of the FDA or any regulatory agency in a timely manner or ever, which could harm our business, prospects and financial condition.

In addition, if we, Alvogen, and our other collaboration partners are successful in commercializing the FDA-approved PF708 product, or if approved, PF708 outside the U.S., or any other product candidates, the FDA, European Medicines Agency (EMA), competent authorities of the Member States of the European Economic Area (EEA), and other foreign regulatory agency regulations require that the application holder timely report certain information about adverse medical events. We, Alvogen, or our other collaboration partners may fail to report adverse events we become aware of within the prescribed timeframe. We, Alvogen, or our other collaboration partners may also fail to appreciate that we or our collaboration partners have become aware of a reportable adverse event, especially if it is not reported to us as an adverse event or if it is an adverse event that is unexpected or delayed in time from the use of our products. If we or our collaboration partners fail to comply with our reporting obligations, the FDA, the EMA, competent authorities of the Member States of the EEA, or other foreign regulatory agencies could take action including criminal prosecution, the imposition of civil monetary penalties, seizure of our products, or delay in approval or clearance of our products.

With the FDA approval of the PF708 product, we are substantially dependent on the commercial success of the FDA-approved PF708 product to be marketed by Alvogen in the U.S. In addition, we currently rely on a limited number of third parties for a substantial portion of our revenue. The loss of or a change in Alvogen or any of these third parties, including its creditworthiness, could materially reduce our revenue and adversely impact our financial position.

Alvogen’s ability to successfully commercialize the FDA-approved PF708 product, the first FDA-approved product that we developed, is critical to the execution of our business strategy. For a discussion of risks relating to the degree of market acceptance and commercial success of the PF708 product, please see the risk factors entitled: “The FDA-approved PF708 product, PF708 and our other product candidates, if approved, face significant competition from the reference products and from therapeutic equivalent products of the reference products, and from other products.  Our or our collaboration partners’ failure to effectively compete may prevent us from achieving significant market penetration and expansion;” ”Although the FDA-approved PF708 product has obtained regulatory approval from the FDA, PF708 may not be approved by other regulatory authorities and even if PF708 or our other product candidates obtain additional regulatory approvals, they may never achieve market acceptance or commercial success.;” and “If the FDA-approved PF708 product does not receive an “A” therapeutic equivalence designation from the FDA, our business may suffer.” Alvogen may experience significant fluctuations in sales of the FDA-approved PF708 product from period to period and, ultimately, we may never generate sufficient revenue from our agreement with Alvogen to reach or maintain profitability or sustain anticipated levels of operation. Any inability on the part of Alvogen to successfully commercialize the FDA-approved PF708 product in the U.S. and to successfully commercialize PF708 in any significant international markets where PF708 may be subsequently approved, or any significant delay, could have a material effect on our financial condition and results of operations. We have also entered into an agreement with China NT Pharma Group Company Ltd. (NT Pharma) to develop and commercialize PF708 in certain territories. The prospects for the FDA-approved PF708 product and PF708 depend on the expertise, development and commercial skills, and financial strength of Alvogen and NT Pharma.

In addition to our reliance on the commercial success of the FDA-approved PF708 product and PF708, two third parties accounted for more than 10% of our 2018 and 2017 revenue and one third party accounted for more than 10% of our 2016 revenue. Jazz and BARDA each accounted for more than 10% of our revenue in 2018 and 2017, and Pfizer accounted for more than 10% of our 2016 revenue.

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

The loss of any key collaboration partner, especially Alvogen and/or Jazz, or any significant adverse change in the size or terms of a contract with a key third party could significantly reduce our revenue over the short term. Moreover, having our revenue concentrated among a limited number of entities creates a concentration of financial risk for us, and in the event that any significant third party is unable to fulfill its payment obligations to us, our operating results and cash position would suffer. See “Risks Relating to our Reliance on Third Parties—We are substantially dependent on the expertise of Alvogen, Jazz, and NT Pharma to develop and commercialize the FDA-approved PF708 product, PF708 and certain other product candidates. If we fail to maintain our current strategic relationship with Alvogen, Jazz, NT Pharma, or with any future collaboration partner, our business, commercialization prospects and financial condition may be materially adversely affected.”

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

To commercialize and manufacture the FDA-approved PF708 product and PF708, we have entered into collaboration agreements with Alvogen and NT Pharma and the prospects for the FDA-approved PF708 product and PF708 depend on the expertise, development and commercial skills, and financial strength of Alvogen and NT Pharma. Under the Alvogen agreements, Alvogen has the exclusive right to commercialize and manufacture PF708 in the United States, European Union, Middle East, North Africa, and the rest of the world not covered by the NT Pharma territory. The loss for any reason of Alvogen as a key partner could have a significant and adverse impact on our business. If we are unable to retain Alvogen as a partner on commercially acceptable terms, we may not be able to commercialize the FDA-approved PF708 product and PF708, if approved, as planned and we could experience delays in or suspension of the U.S. commercial launch of the FDA-approved PF708 product. Under the NT Pharma agreement, we granted an exclusive license to NT Pharma to commercialize PF708 in certain Asian countries and a non-exclusive license to conduct development activities in such territories with respect to PF708. For our other product candidates, if approved, we will need to identify potential sales, marketing and distribution partners or establish our own internal sales force. In the future, we may choose to collaborate with other third parties that have direct sales forces and established distribution systems, either to augment our own sales force or in lieu of our own sales force. If we are unable to maintain and/or enter into such arrangements on acceptable terms or at all, we may not be able to successfully commercialize the FDA-approved PF708 product or our other product candidates. If we are not successful in commercializing the FDA-approved PF708 product, or PF708 or our other product candidates, if approved, either on our own or through collaborations with one or more third parties, our future product revenue will suffer and we would incur significant additional losses.

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

As we advance our product candidates through the development process, we will need to expand our development, regulatory, manufacturing, quality, sales and marketing capabilities or contract with other organizations to provide these capabilities for us. As our operations expand, we expect that we will need to manage additional relationships with various collaboration partners, suppliers and other organizations, including with respect to the commercialization of the FDA-approved PF708 product and PF708.

As of September 30, 2019, we had 83 full-time employees, including a total of 23 employees who hold Ph.D. or other doctoral degrees. Our management and personnel, systems and facilities currently in place may not be adequate to support this future growth. Therefore, we will need to continue to expand our managerial, operational, finance and other resources to manage our operations and clinical trials, continue our development activities and potentially commercialize our current product candidates, if approved. In order to effectively execute our growth strategy, we will be required to:

•	manage our clinical trials effectively;
•	identify, recruit, retain, incentivize and integrate additional employees;

•

establish and maintain collaborations with third parties for the development and commercialization of the FDA-approved PF708 product, PF708 and our product candidates, or otherwise build and maintain a sales, marketing and distribution infrastructure to commercialize PF708 or any other products for which we may obtain marketing approval;

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

Development of our anthrax vaccines, Px563L and RPA563, is funded by BARDA. The funding for government programs is subject to Congressional appropriations, often made on a fiscal year basis, even for programs designed to continue for several years. These appropriations can be subject to political considerations and stringent budgetary constraints. For example, on March 29, 2019, we received notice from BARDA informing us of BARDA’s decision to not exercise development options for cGMP manufacturing and potential Phase 1/2b study readiness for Px563L and RPA563. Following the receipts of the notice from BARDA and pursuant to ongoing discussions with BARDA, we deprioritized this program in our portfolio. Additionally, our government-funded development contracts give the U.S. government the right, exercisable in its sole discretion, to extend this contract for successive options following a base period of performance. The value of the services to be performed during these options may constitute the majority of the total value of the underlying contract. If levels of government expenditures and authorizations for biodefense decrease or shift to programs in areas where we do not offer products or are not developing product candidates, or if the U.S. government otherwise declines to exercise its options under its contracts with us, our business, revenue and operating results would suffer.

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

We face a risk of product liability as a result of the clinical testing of our product candidates and may face an even greater risk in connection with the commercialization of the FDA-approved PF708 product in addition to any other of our products that may be approved. For example, we may incur liability if any product we develop allegedly causes injury or is found to be otherwise unsuitable during product testing, manufacturing, marketing or sale. Any such product liability claims may include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product, negligence, strict liability and a breach of warranties. Claims could also be asserted under state consumer protection acts. If we cannot successfully defend ourselves against product liability claims, we may incur substantial liabilities or be required to limit commercialization of our products. Regardless of the merits or eventual outcome, liability claims may result in:

•	decreased demand for the FDA-approved PF708 product, PF708 or any other product candidates or products we develop;
•	injury to our reputation and significant negative media attention;
•	withdrawal of clinical trial participants or cancellation of clinical trials;
•	costs to defend the related litigation;
•	a diversion of management’s time and our resources;
•	substantial monetary awards to trial participants or patients;
•	regulatory investigations, product recalls, withdrawals or labeling, marketing or promotional restrictions;
•	loss of revenue; and
•	the inability to commercialize any products we develop.

Our inability to obtain and maintain sufficient product liability insurance at an acceptable cost and scope of coverage to protect against potential product liability claims could impact the commercialization of PF708 and any other products we develop. We currently carry product liability insurance in the amount of $10.0 million in the aggregate. Although we maintain such insurance, any claim that may be brought against us could result in a court judgment or settlement that is in excess of the limits of our insurance coverage. Our insurance policies also have various exclusions and deductibles, and we may be subject to a product liability claim for which we have no coverage. We will have to pay any amounts awarded by a court or negotiated in a settlement that exceed our coverage limitations or that are not covered by our insurance, and we may not have, or be able to obtain, sufficient capital to pay such amounts. Moreover, in the future, we may not be able to maintain insurance coverage at a reasonable cost or in sufficient amounts to protect us against losses. Since we have received FDA approval for the PF708 product in the United States and if we obtain approval for marketing any of our product candidates, we intend to expand our insurance coverage to include the sale of such products; however, we may be unable to obtain this liability insurance on commercially reasonable terms.

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

Although the FDA-approved PF708 product has obtained regulatory approval from the FDA, PF708 may not be approved by other regulatory authorities and even if PF708 or our other product candidates obtain additional regulatory approvals, they may never achieve market acceptance or commercial success.

Although the FDA-approved PF708 product has obtained regulatory approval from the FDA, and even if we obtain other regulatory approvals, the FDA-approved PF708 product or any of our other product candidates, if approved, may not achieve market acceptance among physicians and patients and may not be commercially successful. The degree and rate of market acceptance of the FDA-approved PF708 product, PF708, or any of our other product candidates for which we receive approval depends on a number of factors, including:

•	the performance of our collaboration partners, including Alvogen, Jazz, and NT Pharma;
•	the safety and efficacy of the product as demonstrated in clinical trials;
•	the clinical indications for which the product is approved;
•	acceptance by physicians, major operators of clinics and patients of the product as a safe and effective treatment;

•

whether we obtain an “A” therapeutic equivalence designation for the FDA-approved PF708 product, which may allow the product to be automatically substituted for Forteo, depending on applicable laws and policies within each of the 50 states;

•	whether we or Alvogen are able to obtain timely and adequate coverage and reimbursement for our products by key payors, such as Medicare Part D for the FDA-approved PF708 product in the United States;
•	proper training and administration of our products by physicians, medical staff, and patients;
•	the potential and perceived advantages of our products over alternative treatments;
•

the cost of treatment in relation to alternative treatments and willingness to pay for the FDA-approved PF708 product, PF708 and our other product candidates, if approved, on the part of physicians and patients;

•	relative convenience and ease of administration;
•	the prevalence and severity of adverse events; and
•	the effectiveness of our sales and marketing efforts.

Any failure by the FDA-approved PF708 product or product candidates that obtain regulatory approval to achieve market acceptance or commercial success would materially adversely affect our results of operations and delay, prevent or limit our ability to generate revenue and continue our business.

Risks Relating to our Reliance on Third Parties

We are substantially dependent on the expertise of Alvogen, Jazz, and NT Pharma to develop and commercialize the FDA-approved PF708 product, and PF708 and certain other product candidates, if approved. If we fail to maintain our current strategic relationship with Alvogen, Jazz, NT Pharma, or with any future collaboration partner, our business, commercialization prospects and financial condition may be materially adversely affected.

Because we have limited or no capabilities for commercial, manufacturing, sales, marketing and distribution, we have entered into alliances and may need to enter into additional alliances with other companies to develop and commercialize our products that we have developed and our product candidates. For example, to commercialize the FDA-approved PF708 product and PF708 if approved in other territories, we have entered into collaboration agreements with Alvogen and NT Pharma and the prospects for the FDA-approved PF708 product and PF708 if approved outside the U.S., depends in part on the expertise, commercial skills, and financial strength of Alvogen and NT Pharma. Under the Alvogen agreement, Alvogen has the exclusive right to commercialize and manufacture the FDA-approved PF708 product in the United States, and PF708 in the European Union, Middle East, North Africa, and the rest of the world not covered by the NT Pharma agreement. We may be unable to establish or maintain this relationship with Alvogen on a commercially reasonable basis, if at all. In addition, Alvogen may have similar or more established relationships with our competitors. Moreover, the loss for any reason of Alvogen as a key partner could have a significant and adverse impact on our business. If we are unable to retain Alvogen as a partner on commercially acceptable terms, the commercialization of PF708 may not occur as planned and there could be delays in or suspension of the commercial launch of the FDA-approved PF708 product in the U.S. Under the NT Pharma agreement, we granted an exclusive license to NT Pharma to commercialize PF708 in certain Asian countries, if approved, and a non-exclusive license to conduct development activities in such territories with respect to PF708. In addition, we entered into an agreement with Jazz, pursuant to which we have transferred the development, manufacturing and commercialization of certain product candidates.

In July 2016, we entered into a license and option agreement with Jazz, pursuant to which we and Jazz are collaboratively developing hematology/oncology products, including PF743 (JZP-458), a recombinant Erwinia asparaginase, and PF745 (JZP-341), a long-acting Erwinia asparaginase, and Jazz has the exclusive right to manufacture and commercialize such products throughout the world. In December 2017, we amended the agreement. We may be eligible to receive additional payments under the amended agreement of up to $177.5 million based on achievement of certain research and development, regulatory and sales-related milestones, bringing the total value of payments and potential payments associated with the collaboration to $224.5 million. In addition, we may be eligible to receive tiered royalties on worldwide sales of any products resulting from the collaboration at rates reduced from those under the 2016 agreement.

The prospects for the FDA-approved PF708 product, and PF708 and the other product candidates developed under these collaborations depend on the expertise, development and commercial skills, and financial strength of Alvogen, Jazz, and NT Pharma. Our collaborations with Alvogen, Jazz, NT Pharma or any future collaboration partner may not be successful, and we may not realize the expected benefits from such collaborations, due to a number of important factors, including but not limited to the following:

•

Alvogen, Jazz, NT Pharma, or any future collaboration partner may terminate their agreements with us prior to completing development or commercialization of the FDA-approved PF708 product, PF708 or the other product candidates under the collaboration, in whole or in part, adversely impacting the potential approval and our revenue from licensed products;

•

the timing and amount of any payments we may receive under these agreements will depend on, among other things, the efforts, allocation of resources, and successful commercialization of the FDA-approved PF708 product and PF708 by Alvogen or the relevant product candidates by Jazz, NT Pharma, or any future collaboration partner, as applicable, under our agreements;

•	the timing and amounts of expense reimbursement that we may receive are uncertain; or
•	Alvogen, Jazz, NT Pharma, or any future collaboration partner may change the focus of their development or commercialization efforts or pursue or emphasize higher priority programs.

A failure of Alvogen, Jazz, NT Pharma or any future collaboration partner to successfully develop our product candidates which are covered by the collaboration, or to commercialize the PF708 product, PF708 or such other product candidates, or the termination of our agreements with Alvogen, Jazz, NT Pharma, or any future collaboration partner, as applicable, may have a material adverse effect on our business, results of operations and financial condition.

We are dependent on Alvogen for the commercial manufacture and supply of the FDA-approved PF708 product. The manufacture of the FDA-approved PF708 product is complex and Alvogen may encounter difficulties in production, particularly with respect to scaling up Alvogen’s manufacturing capabilities of the FDA-approved PF708 product.

The process of manufacturing the FDA-approved PF708 product is complex, highly-regulated and subject to multiple risks. The manufacture of the FDA-approved PF708 product, PF708, and our product candidates involve complex processes and is subject to the risks more fully described in the risk factor entitled “We rely on our collaboration partners, and other third parties, and in some cases a single third party, to manufacture commercial, nonclinical and clinical supplies of our product candidates, supply key materials to manufacture our other product candidates, and to store critical components of our other product candidates for us. Our business could be harmed if those third parties fail to provide us with sufficient quantities of our other product candidates or fail to do so at acceptable quality levels or prices.”

We have been assisting Alvogen with the transfer of our manufacturing processes for the FDA-approved PF708 product. The transfer of process to Alvogen, or to CMOs selected by Alvogen, and the actual manufacture of the FDA-approved PF708 product by Alvogen or its selected CMOs, is subject to risk and may not ultimately be successful or may take longer to succeed than expected, which could delay or impair commercialization activities in the U.S., which would have an adverse effect on our business. Such transfer activities also require a significant amount of attention from our personnel, which may disrupt our other development activities, which in turn may have an adverse effect on our business.

Reliance on Alvogen and third-party manufacturers entails risks to which we would not be subject if we manufactured the FDA-approved PF708 product ourselves, including reliance on Alvogen or the third-party for regulatory compliance and quality assurance, the possibility of breach of the manufacturing agreement by Alvogen or the third-party because of factors beyond our control, including a failure to manufacture the FDA-approved PF708 product in accordance with specifications, and the possibility of termination or nonrenewal of the agreement by Alvogen, based on its own business priorities, at a time that is costly or damaging to us. In addition, the FDA requires that the FDA-approved PF708 product be manufactured according to cGMP. Any failure by Alvogen to comply with cGMP or failure to scale up manufacturing processes, including any failure to deliver sufficient quantities of the FDA-approved PF708 product or PF708 in a timely manner, could lead to delay in, or failure to obtain, regulatory approval of PF708 in territories outside the U.S. In addition, failure to comply with cGMP could be the basis for the FDA to issue a warning letter, withdraw approvals previously granted to us or our collaboration partners, or take other regulatory or legal action, including recall or seizure of the FDA-approved PF708 product, PF708 or other product candidate, total or partial suspension of production, suspension of on-going clinical trials, refusal to approve pending applications or supplemental applications, detention of product, refusal to permit the import or export of products, injunction, or imposing civil and criminal penalties.

Because we have received FDA approval for PF708, Alvogen is obligated to use diligent efforts to continue to develop, manufacture and commercialize the FDA-approved PF708 product at Alvogen’s cost and expense. We and Alvogen have not yet identified alternate suppliers for the FDA-approved PF708 product, nor have we identified alternate suppliers for any other product candidate, in the event the current CMOs we utilize are unable to scale to commercial production, pass required preapproval inspections, or if we otherwise experience any problems with them. Although we believe alternative third-party suppliers with the necessary manufacturing and regulatory expertise and facilities exist, it would be expensive and take a significant amount of time to arrange for, and qualify, alternative suppliers. Furthermore, if Alvogen is required to identify, qualify and contract with new manufacturing suppliers of the FDA-approved PF708 product or PF708, Alvogen would need to demonstrate to the satisfaction of the FDA in a bridging study that any new supply of the FDA-approved PF708 product is substantially the same as the previous supply of FDA-approved PF708 product. A bridging study may require further clinical testing, including testing in patients. We cannot assure you that we can arrange for alternative third-party manufacturing sources for the FDA-approved PF708 product on commercially reasonable terms or in a timely manner, or that such manufacturers or collaboration partners will be capable of manufacturing the FDA-approved PF708 product in compliance with cGMP and to FDA’s satisfaction.

Any significant disruption in our supplier relationships could harm our business. Any significant delay in the supply of a product candidate or its key materials for an ongoing clinical study could considerably delay completion of our clinical studies, product testing and potential regulatory approval of our product candidates. If Alvogen, our manufacturers or we are unable to purchase these key materials for the PF708 product, the commercial launch of the FDA-approved PF708 product could be delayed or there would be a shortage in supply, which would impair our ability to generate revenues from the sale of the FDA-approved PF708 product.

We rely on our collaboration partners, and other third parties, and in some cases a single third party, to manufacture commercial, nonclinical and clinical supplies our product candidates, supply key materials to manufacture our other product candidates, and to store critical components of our other product candidates for us. Our business could be harmed if those third parties fail to provide us with sufficient quantities of our other product candidates or fail to do so at acceptable quality levels or prices.

We do not currently have the infrastructure or capability internally to manufacture supplies of our product candidates for use in clinical studies, and we lack the resources and the capability to manufacture any of our product candidates on a clinical or commercial scale. We rely on Alvogen, our collaboration partners, and other third-party manufacturers, including with respect to PF708, to manufacture PF708 or our product candidates for preclinical and clinical studies, and commercial supply. In addition, following FDA approval of PF708, Alvogen will also supply NT Pharma with PF708 if requested by NT Pharma. Successfully transferring complicated manufacturing techniques to manufacturing organizations and scaling up these techniques for commercial quantities will be time consuming and we may not be able to achieve such transfer. We are currently transferring manufacturing techniques related to PF708 to Alvogen. Moreover, the market for contract manufacturing services for protein therapeutics is highly cyclical, with periods of relatively abundant capacity alternating with periods in which there is little available capacity. If our need for contract manufacturing services increases during a period of industry-wide production capacity shortage, we may not be able to produce our product candidates on a timely basis or on commercially viable terms. Although we generally do not begin a clinical study unless we believe we have a sufficient supply of a product or product candidate to complete such study, any significant delay or discontinuation in the supply of a product or product candidate for an ongoing clinical study due to the need to replace a third-party manufacturer could considerably delay completion of our clinical studies, product testing, and potential regulatory approval of our current product candidates, which could harm our business and results of operations.

Reliance on Alvogen, our collaboration partners, and other third-party manufacturers entails additional risks, including reliance on the third party for regulatory compliance and quality assurance, the possible breach of the manufacturing agreement by the third party, and the possible termination or nonrenewal of the agreement by the third party at a time that is costly or inconvenient for us. In addition, Alvogen, our collaboration partners, and other third-party manufacturers may not be able to comply with cGMP, or similar regulatory requirements outside the United States. Our failure, or the failure of Alvogen, our collaboration partners, or other third-party manufacturers, to comply with applicable regulations could result in sanctions being imposed on us, including fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of products, operating restrictions, untitled or warning letters, suspension of ongoing clinical trials, refusal to approve pending applications or supplemental applications, and criminal prosecutions, any of which could significantly and adversely affect supplies of PF708 or any other product candidates or products that we may develop. Any failure or refusal to supply the components for PF708 or our other product candidates that are being developed could delay, prevent or impair clinical development or commercialization efforts. If our manufacturers were to breach or terminate their manufacturing arrangements with us, the development or commercialization of the affected products or product candidates could be delayed, which could have an adverse effect on our business. Any change in our manufacturers could be costly because the commercial terms of any new arrangement could be less favorable and because the expenses relating to the transfer of necessary technology and processes could be significant.

In order to produce the quantities of the FDA-approved PF708 product necessary to meet anticipated market demand, Alvogen or any manufacturer that we and our collaboration partners engage may need to increase manufacturing capacity. If we, Alvogen, our collaboration partners, or our manufacturers are unable to produce the FDA-approved PF708 product, PF708 for commercial sales or for clinical studies, or any of our product candidates in sufficient quantities to meet the requirements for the launch of these products or to meet future demand, our revenue and gross margins could be adversely affected. Although we currently believe that we, Alvogen, our collaboration partners, and our manufacturers will not have any material supply issues, we cannot be certain that we will be able to obtain long-term supply arrangements for PF708 or any of our other product candidates or materials used to produce such product candidate on acceptable terms, if at all. If we, Alvogen, or our collaboration partners are unable to arrange for manufacturing, either through a third party or Alvogen, or to do so on commercially reasonable terms, we may not be able to market the FDA-approved PF708 product or complete development of or market any of our other product candidates.

Any significant disruption in our supplier relationships could harm our business. We source key materials from third parties, either directly through agreements with suppliers or indirectly through our manufacturers who have agreements with suppliers. There are a small number of suppliers for certain capital equipment and key materials that are used to manufacture our product candidates. Such suppliers may not sell these key materials to our manufacturers at the times we need them or on commercially reasonable terms. We do not have any control over the process or timing of the acquisition of these key materials by our manufacturers. Any significant delay in the supply of a product candidate or its key materials for an ongoing clinical study could considerably delay completion of our clinical studies, product testing and potential regulatory approval of our product candidate. If Alvogen, our manufacturers, collaboration partners, or we are unable to purchase these key materials for PF708 our other product candidates after regulatory approval, the commercial launch of our product candidates, if approved, could be delayed or there could be a shortage in supply, which would impair our ability to generate revenues from their sale.

We also rely on third parties to store master and working cell banks for PF708 and our other product candidates. We have master and working cell banks and believe we would have adequate backup should any cell bank be lost in a catastrophic event. However, it is possible that we could lose multiple cell banks and have our manufacturing severely impacted by the need to replace the cell banks, which could materially and adversely affect our business, financial condition and results of operations.

Our existing product development and/or commercialization arrangements, and any that we may enter into in the future, may not be successful, which could adversely affect our ability to generate revenues from the FDA-approved PF708 product and develop and commercialize PF708 and our other product candidates.

We are a party to collaboration arrangements with other pharmaceutical companies for the development and/or commercialization of the FDA-approved PF708 product, PF708 and our current and future product candidates. In such alliances, we would expect our collaboration partners to provide substantial capabilities in clinical development, manufacturing, regulatory affairs, sales and marketing, both in the United States and internationally. For example, to commercialize the FDA-approved PF708 product and PF708, we have entered into collaboration agreements with Alvogen and NT Pharma and the prospects for the FDA-approved PF708 product and PF708 depend in part on the expertise, development and commercial skills, and financial strength of Alvogen and NT Pharma. Under the Alvogen agreement, Alvogen has the exclusive right to commercialize and manufacture PF708 in the United States, European Union, Middle East, North Africa, and the rest of the world not covered by the NT Pharma agreement. Under the NT Pharma agreement, we granted an exclusive license to NT Pharma to commercialize PF708 in certain Asian countries and a non-exclusive license to conduct development activities in such territories with respect to PF708.

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
•

a dispute may arise between us and a collaboration partner concerning the commercialization of the FDA-approved PF708 product or PF708 or the research, development, or commercialization of another product candidate resulting in a delay in milestones, royalty payments or termination of a program and possibly resulting in costly litigation or arbitration which may divert management attention and resources;

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

In addition to product development and commercialization capabilities, we may depend on our alliances with other companies to provide substantial additional funding for development and commercialization of the FDA-approved PF708 product, and PF708 and other product candidates, if approved. We may not be able to obtain funding on favorable terms from these alliances, and if we are not successful in doing so, we may not have sufficient funds to develop a particular product candidate internally, or to bring product candidates to market. Failure to bring our product candidates to market will prevent us from generating sales revenue, and this may substantially harm our business. Furthermore, any delay in entering into these alliances could delay the development and commercialization of our product candidates and reduce their competitiveness even if they reach the market. As a result, our business and operating results may be adversely affected.

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

We have entered into collaborations with third parties in connection with the development of PF708 and certain of our other product candidates. Even if we believe that the development of our technology, PF708 and other product candidates is promising, our partners may choose not to proceed with such development.

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

If our efforts to protect our intellectual property related to our platform technology, PF708 and our current or future product candidates are not adequate, we may not be able to compete effectively in our market.

We rely upon a combination of patents, trade secret protection and confidentiality agreements to protect the intellectual property related to PF708 and our current product candidates and our development programs. If we do not adequately protect our intellectual property, competitors may be able to use our technologies and erode or negate any competitive advantage we may have, which could harm our business and ability to achieve profitability. In particular, our success depends in large part on our ability to obtain and maintain patent protection in the United States and other countries with respect to our platform, PF708 and product candidates. However, we may not be able to file and prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. We may also fail to identify patentable aspects of our research and development before it is too late to obtain patent protection. Any disclosure to or misappropriation by third parties of our confidential proprietary information could enable competitors to quickly duplicate or surpass our technological achievements, eroding our competitive position in our market.

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

Patents granted by the European Patent Office may be opposed by any person within nine months from the publication of their grant and, in addition, may be challenged before national courts at any time. Furthermore, even if they are unchallenged, our patents and patent applications may not adequately protect our intellectual property or prevent others from designing around our claims. If the breadth or strength of protection provided by the patents and patent applications we hold, license or pursue with respect to our product candidates is threatened, it could threaten our ability to commercialize PF708 or our product candidates. In addition, recent changes to the patent laws of the United States provide additional procedures for third parties to challenge the validity of issued patents based on patent applications filed after March 15, 2013. If the breadth or strength of protection provided by the patents and patent applications we hold or pursue with respect to PF708, our current or future product candidates is challenged, then it could threaten our ability to commercialize PF708, our current or future product candidates and could threaten our ability to prevent competitive products from being marketed. Further, if we encounter delays in our clinical trials, the period of time during which we could market our current or future product candidates under patent protection would be reduced. Since patent applications in the United States and most other countries are confidential for a period of time after filing, we cannot be certain that we were the first to either (i) file any patent application related to our product candidates, or (ii) invent any of the inventions claimed in our patents or patent applications. Furthermore, for applications filed before March 16, 2013, or patents issuing from such applications, an interference proceeding can be provoked by a third party or instituted by the United States Patent and Trademark Office (USPTO), to determine who was the first to invent any of the subject matter covered by the patent claims of our applications and patents. As of March 16, 2013, the United States transitioned to a “first-to-file” system for deciding which party should be granted a patent when two or more patent applications are filed by different parties claiming the same invention. A third party that files a patent application in the USPTO before us could therefore be awarded a patent covering an invention of ours even if we had made the invention before it was made by the third party. The change to “first-to-file” from “first-to-invent” is one of the changes to the patent laws of the United States resulting from the Leahy-Smith America Invents Act (Leahy-Smith Act) signed into law on September 16, 2011. Among some of the other significant changes to the patent laws are changes that limit where a patentee may file a patent infringement suit and provide opportunities for third parties to challenge any issued patent in the USPTO. It is not yet clear what, if any, impact the Leahy-Smith Act will have on the operation of our business. However, the Leahy-Smith Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents, all of which could have a material adverse effect on our business and financial condition.

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

Although the PF708 product has been approved by the FDA and even if PF708 is approved in the EU, we or our collaboration partner may be delayed in selling the FDA-approved PF708 product or PF708 due to direct or indirect legal challenges.

Although the PF708 product has received marketing approval in the U.S. and even if PF708 receives marketing approval in the EU, we may also be subject to direct legal challenges from Eli Lilly and Company, the manufacturer of Forteo, and we could be delayed or prevented from launching PF708 as a result of court orders, regulatory stays, or the time necessary to resolve such challenges. For instance, we are aware of at least two instances of a third party being subject to litigation initiated by Eli Lilly and Company on a product purporting to be a generic version of Eli Lilly’s Forteo (teriparatide [rDNA origin] injection) product. In accordance with regulatory requirements we provided notice of Paragraph IV certification (Notice Letter) to Eli Lilly and Company (Lilly) on February 19, 2019 that PF708 does not infringe any valid claim of the ‘334 patent. Under the Hatch-Waxman Act, Lilly had 45 days from the receipt of the Notice Letter to file a patent infringement lawsuit against Pfenex that would cause a 30-month litigation stay of approval for PF708. On April 11, 2019 we announced the expiration of the 45-day period for Lilly to file a lawsuit under the Hatch-Waxman Act and stay the approval of PF708 for 30 months. Lilly did not file a lawsuit within this time period, and there was no 30-month litigation stay delaying FDA approval of PF708.

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

Our research, development and commercialization activities may infringe or otherwise violate or be claimed to infringe or otherwise violate patents owned or controlled by other parties. Our competitors have developed large portfolios of patents and patent applications in fields relating to our business and it may not always be clear to industry participants, including us, which patents cover various types of products or methods of use. There may also be patent applications that have been filed but not published that, when issued as patents, could be asserted against us. The coverage of patents is subject to interpretation by the courts, and the interpretation is not always uniform. If we are sued for patent infringement, we would need to demonstrate that our product candidates, products or methods either do not infringe the patent claims of the relevant patent or that the patent claims are invalid, and we may not be able to do this. Proving that a patent is invalid is difficult. For example, in the United States, proving invalidity requires a showing of clear and convincing evidence to overcome the presumption of validity enjoyed by issued patents. Also, in proceedings before courts in Europe, the burden of proving invalidity of the patent usually rests on the party alleging invalidity. Third parties could bring claims against us that would cause us to incur substantial expenses and, if successful against us, could cause us to pay substantial damages. Further, if a patent infringement suit were brought against us, we could be forced to stop or delay research, development, manufacturing or sales of the product or product candidate that is the subject of the suit

As a result of patent infringement claims, or to avoid potential claims, we may choose or be required to seek licenses from third parties. These licenses may not be available on acceptable terms, or at all. Even if we are able to obtain a license, the license would likely obligate us to pay license fees or royalties or both, and the rights granted to us might be nonexclusive, which could result in our competitors gaining access to the same intellectual property. Ultimately, we could be prevented from commercializing a product, or be forced to cease some aspect of our business operations, if, as a result of actual or threatened patent infringement claims, we are unable to enter into licenses on acceptable terms.

There has been substantial litigation and other proceedings regarding patent and other intellectual property rights in the pharmaceutical industry. In addition to infringement claims against us, we may become a party to other patent litigation and other proceedings, including interference, derivation or post-grant proceedings declared or granted by the USPTO and similar proceedings in foreign countries, regarding intellectual property rights with respect to our current or future products. For example, on May 6, 2019, Pfenex filed two petitions for inter partes review of U.S. Patent No. 9,422,345 (“the ‘345 patent”, entitled “Expression System”), which is owned by GlaxoSmithKline Biologicals S.A., with the Patent Trial and Appeal Board (“PTAB”) of the U.S. Patent and Trademark Office. The ‘345 patent relates to polynucleotides that express diphtheria toxins, including the diphtheria toxin mutant CRM197. These two petitions, IPR2019-01027 and IPR2019-01028, seek, inter alia, a determination that certain claims in the ‘345 patent are invalid. Institution decisions by the PTAB for IPR2019-01027 and IPR2019-01028 are expected within the 2019 calendar year, and final written decisions on the validity of the challenged claims of the ‘345 patent, if these two petitions are instituted by the PTAB, by the end of 2020. On August 9, 2019, Pfenex filed a third petition for inter partes review of the ‘345 patent with the PTAB of the U.S. Patent and Trademark Office. The third petition, IPR2019-01478, seeks, inter alia, a determination that certain claims in the ‘345 patent are invalid. An institution decision by the PTAB for IPR2019-01478 is expected within the first quarter of 2020, and a final written decision on the validity of the challenged claims of the ‘345 patent, if the third petition is instituted by the PTAB, by the end of the first quarter of 2021. We cannot predict the ultimate outcome of our invalidity claims related to the ‘345 patent. If the claims of the ‘345 patent are upheld as valid and we are unable to enter into licenses on commercially acceptable terms, we could be prevented from commercializing a product or be forced to cease some aspects of our business operations. Third parties may submit applications for patent term extensions in the United States and/or supplementary protection certificates in the EU member States seeking to extend certain patent protection which, if approved, may interfere with or delay the launch of one or more of our biosimilar or vaccine products. The cost to us of any patent litigation or other proceeding, even if resolved in our favor, could be substantial. Some of our competitors may be able to sustain the costs of such litigation or proceedings more effectively than we can because of their substantially greater financial resources. Patent litigation and other proceedings may also absorb significant management time. Uncertainties resulting from the initiation and continuation of patent litigation or other proceedings could impair our ability to compete in the marketplace. The occurrence of any of the foregoing could have a material adverse effect on our business, financial condition or results of operations. We may become involved in lawsuits to protect or enforce our inventions, patents or other intellectual property or the patents of our licensors, which could be expensive and time consuming.

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

Filing, prosecuting and defending patents on products and product candidates in all countries throughout the world would be prohibitively expensive, and our intellectual property rights in some countries outside the United States can be less extensive than those in the United States. In addition, the laws of some foreign countries do not protect intellectual property rights to the same extent as federal and state laws in the United States and in some cases, may even force us to grant a compulsory license to competitors or other third parties. Consequently, we may not be able to prevent third parties from practicing our inventions in all countries outside the United States, or from selling or importing products made using our inventions in and into the United States or other jurisdictions. Competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop their own products and further, may export otherwise infringing products to territories where we have patent protection, but enforcement is not as strong as that in the United States. These products may compete with our products and our patents or other intellectual property rights may not be effective or sufficient to prevent them from competing.

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

The research, development, testing, manufacturing, labeling, packaging, approval, promotion, advertising, storage, marketing, distribution, post-approval monitoring and reporting, and export and import of drug and biologic products are subject to extensive regulation by the FDA and other regulatory authorities in the United States, by the EMA and Competent Authorities of the Member States of the EEA, and by other regulatory authorities in other countries, and regulations differ from country to country. Neither we nor any collaboration partner is permitted to market any product candidate in the United States until approval from the FDA is received, or in the EEA until we receive European Commission authorization or approval from one or more Competent Authorities of the Member States of the EEA, as applicable. The time required to obtain approval from regulatory authorities is unpredictable, typically takes many years following the commencement of clinical trials, and depends upon numerous factors, including the substantial discretion of such regulatory authorities. In addition, approval policies, regulations, or the type and amount of clinical data necessary to gain approval may change during the course of a product candidate’s clinical development and may vary among jurisdictions, which may cause delays in the filing of an application and/or the approval or the decision not to approve an application. In May 2019, Alvogen, our collaboration partner, submitted a centralized application to the EMA for PF708, and the application was accepted for review. In October 2019, Alvogen submitted a Marketing Authorization Application (MAA) to the Kingdom of Saudi Arabia's Saudi Food and Drug Authority (SFDA).  We received approval from the FDA for the PF708 product in October 2019. Other than the PF708 product  NDA and the applications submitted to the EMA and SFDA for PF708, we and our collaboration partners have not submitted any marketing applications to regulatory authorities and, other than receipt of regulatory approval from the FDA for the PF708 product, neither we nor our collaboration partners have obtained regulatory approval for any other product candidate and it is possible that none of our other existing product candidates or any product candidates we may seek to develop in the future will ever obtain regulatory approval.

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

•

regulatory authorities may disagree with the design (including the duration) or implementation of our clinical trials and may, at any time, determine that the regulatory pathway that we have committed to for any product candidate is inappropriate;

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

This lengthy approval process as well as the unpredictability of future clinical trial results may result in our failing to seek or obtain regulatory approval to market any other product candidates, which would significantly harm our business, results of operations and prospects. Moreover, any delays in the commencement or completion of clinical testing could significantly impact our product development costs and could result in the need for additional financing.

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

If we fail to obtain approval for our most advanced product candidates or if the FDA-approved PF708 product, PF708 or our most advanced product candidates are not commercially successful, we may have to curtail our product development programs and our business would be materially harmed.

We have invested a significant portion of our time, financial resources and efforts in the development of PF708 and our other product candidates. The clinical and commercial success of our product candidates and the commercial success of the FDA-approved PF708 product will depend on a number of factors, including our and our collaboration partners’ ability to assure the following:

•

timely and successful completion of all necessary clinical trials, which may be significantly slower or cost more than we currently anticipate and will depend substantially upon the accurate and satisfactory performance of third-party contractors;

•

whether we obtain an “A” therapeutic equivalence designation for the FDA-approved PF708 product, which may allow the product to be automatically substituted for Forteo, depending on applicable laws and policies within each of the 50 states;

•

our ability to find suitable collaboration partners to develop our current product candidates or our ability to obtain substantial additional sources of funding to develop our current product candidates;

•	timely receipt of necessary marketing approvals from the FDA, the European Commission, and similar foreign regulatory authorities;
•	maintaining an acceptable safety and adverse event profile of the FDA-approved PF708 product, PF708 and any other product candidates following approval;
•	achieving and maintaining compliance with all regulatory requirements applicable to our product candidates, including PF708, and the FDA approved PF708 product, or any other approved products;
•	making arrangements with third-party manufacturers for, or establishing, commercial manufacturing capabilities;
•	commercial sales of the FDA-approved PF708 product, PF708 and our other product candidates, if and when approved, whether alone or in collaboration with others;

•

whether we or our collaboration partners are able to obtain timely and adequate coverage and reimbursement for our newly approved products by key payors, such as Medicare Part D for the  FDA-approved PF708 product in the United States;

•	obtaining and maintaining patent and trade secret protection and regulatory exclusivity, where available, for our current product candidates;
•	the availability, perceived advantages, relative cost, relative safety and relative efficacy of alternative and competing treatments;
•	acceptance of the FDA-approved PF708 product, or our products candidates, if approved, by patients, the medical community and third-party payors; and
•	the ability to raise additional capital on acceptable terms to achieve our goals.

If we and our collaboration partners are unable to seek and obtain regulatory approval or adequate coverage and reimbursement for the FDA-approved PF708 product or of our product candidates in a timely manner or at all, we may never realize revenue from these products and we may have to curtail our other product development programs. As a result, our business, financial condition and results of operations would be materially harmed.

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

If we or our collaboration partners experience delays in the completion of, or termination of, any clinical trial of our product candidates, the commercial prospects of our product candidates may be harmed, and our ability to generate product revenue from any of these product candidates will be delayed. In addition, any delays in completing clinical trials for our product candidates will increase our costs, slow down our product candidate development and approval process and jeopardize our or our collaboration partners’ ability to commence product sales and generate revenue. Any of these occurrences may significantly harm our business, financial condition and prospects. In addition, many of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials may also ultimately lead to the denial of regulatory approval of our product candidates.

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

If the FDA approves other therapeutic equivalent or generic products with Forteo as the reference drug and these drug products are successfully commercialized, the FDA-approved PF708 product may face additional competition and our business could suffer.

Other companies may seek FDA approval to manufacture and market therapeutic equivalent or generic product versions of Forteo. In October 2017, the FDA issued a draft guidance document that identified standards by which chemically manufactured, or synthetic, versions of Forteo may be approved under the 505(j), or Abbreviated New Drug Application (ANDA), regulatory pathway, which would not require the conduct of a comparative clinical trial in patients for approval of the product. Teva Pharmaceuticals USA, Inc. has filed an ANDA referencing Forteo that, if approved, could compete with the FDA-approved PF708 product. Apotex Corp. also has submitted an ANDA for a generic version of Forteo and other generic drug manufacturers may have filed and/or in the future may file ANDAs referencing Forteo. Products approved under the ANDA pathway are considered generic drugs, and generally are approved as therapeutic equivalents to the reference product, and therefore may be automatically substituted for the reference listed drug, depending on health care statutes and policies within each of the 50 states. The potential automatic substitution of these generic products may adversely affect our collaboration partner’s ability to generate revenue with the FDA-approved PF708 product.  If other therapeutic equivalent or generic product versions of Forteo are approved and successfully commercialized, Alvogen may never achieve significant market share for the FDA-approved PF708 product, our revenue would be reduced and, as a result, our business, prospects and financial condition could suffer.

If the FDA-approved PF708 product does not receive an “A” therapeutic equivalence designation from the FDA, our business may suffer.

In addition to obtaining FDA approval of our PF708 NDA, we and Alvogen have been seeking an “A” therapeutic equivalence designation for the FDA-approved PF708 product relative to the reference drug Forteo, which may permit the FDA-approved PF708 product to be automatically substituted for Forteo, depending on applicable laws and policies within each of the 50 states. Consistent with our interactions with the FDA and its draft guidance document on demonstrating the therapeutic equivalence of drug-device combination products, we have completed a comparative human factors study comparing the FDA-approved PF708 product and Forteo. This human factors study was designed to further support a finding that the PF708 product is therapeutically equivalent to Forteo. On October 14, 2019, we announced the successful completion of our PF708 comparative use human factors study and our submission of the final study report to the FDA. The study data demonstrate that the user interface of the FDA-approved PF708 product was noninferior to that of Forteo® for each critical user task evaluated in the study based on a pre-specified statistical analysis of critical patient and caregiver tasks. We submitted the study results to the FDA in October 2019 for the FDA’s consideration of a therapeutic equivalence designation for the FDA-approved PF708 product. While we believe this submission completes the information package required by the FDA to evaluate the therapeutic equivalence of the FDA-approved PF708 product, we cannot assure you that FDA will grant an “A” therapeutic equivalence designation to the FDA-approved PF708 product relative to Forteo, or that the FDA will make a timely decision regarding therapeutic equivalence. In addition, if we do not receive an “A” therapeutic equivalence designation, this may significantly impact Alvogen’s ability to maximize revenues in the marketplace and could have a material adverse effect on our royalty revenues.

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

The FDA-approved PF708 product, PF708, and any of our other product candidates, if approved, will be subject to ongoing regulatory review.

The FDA-approved PF708 product, PF708 and any of our other product candidates, if approved, and any products we develop will be subject to ongoing regulatory review with respect to manufacturing, labeling, packaging, storage, advertising, promotion, sampling, record-keeping, conduct of post-marketing studies, and submission of safety, efficacy, and other post-market information, including both federal and state requirements in the United States and requirements of comparable foreign regulatory authorities. Manufacturers and manufacturers’ facilities are required to comply with extensive FDA and comparable foreign regulatory authority requirements, including ensuring that quality control and manufacturing procedures conform to cGMP. As such, we, our collaboration partners, and our contract manufacturers will be subject to continual and unannounced review and inspections by the regulatory authorities governing the markets in which we wish to sell our products. Accordingly, we, our collaboration partners and others with whom we work must continue to expend time, money, and effort in all areas of regulatory compliance, including manufacturing, production, and quality control.

The PF708 product NDA and any regulatory approvals that we and our collaboration partners may receive for PF708 or any of our other product candidates may be subject to limitations on the approved indicated uses for which the product may be marketed or on other conditions of approval, or contain requirements for potentially costly post-marketing testing, including Phase 4 trials, and surveillance to monitor the safety and efficacy or the safety, purity, and potency of the product candidate. We and our collaboration partners will be required to promptly report any serious and unexpected adverse events and certain quality or production problems with our products to regulatory authorities, as well as submit other periodic reports. Any new legislation addressing drug or biologic product safety issues could result in delays in product development or commercialization, or increased costs to assure compliance. We and our collaboration partners will have to comply with requirements concerning advertising and promotion for our products. Promotional communications with respect to prescription drug and biologic products are subject to a variety of legal and regulatory restrictions and must be consistent with the information in the product’s approved labeling. As such, we will not be allowed to promote our products for indications or uses for which they do not have approval. The holder of an approved NDA, BLA, 351(k) application or marketing authorization application must submit new or supplemental applications and obtain prior approval for certain changes to the approved product, product labeling, or manufacturing process. We or our collaboration partners could also be asked to conduct post-marketing clinical studies to verify the safety and efficacy of our products in general or in specific patient subsets. An unsuccessful post-marketing study or failure to complete such a study could result in penalties or other adverse consequences, up to and including potential withdrawal of marketing approval.

If a regulatory agency discovers previously unknown problems with a product, such as adverse events of unanticipated severity or frequency, or problems with the facility where the product is manufactured or disagrees with the promotion, marketing or labeling of a product, or if we or our collaboration partners fail to comply with applicable regulatory requirements, such regulatory agency may impose restrictions on that product or us or our collaboration partners, including requiring withdrawal of the product from the market. If we or our collaboration partners fail to comply with applicable regulatory requirements, a regulatory agency or enforcement authority may subject us to administrative or judicially imposed sanctions or other actions, including, among other things:

•	adverse publicity, fines or untitled or warning letters;
•	mandated modifications to promotional materials or requirements to provide corrective information to healthcare practitioners;
•	a consent decree, which can include imposition of various fines, reimbursements for inspection costs, required due dates for specific actions and penalties for noncompliance;
•	civil or criminal penalties;
•	injunctions;
•	suspending or withdrawing regulatory approval;
•	suspending any of our ongoing clinical studies;
•	refusing to approve pending applications or supplements to approved applications submitted by us;
•	imposing restrictions on our operations, including suspending or closing our contract manufacturers’ facilities; or
•	seizing or detaining products or requiring a product recall.

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

We received FDA approval for the FDA-approved PF708 product in October 2019.  Because Alvogen is commercializing the FDA-approved PF708 product, Alvogen will be subject to healthcare regulation and enforcement by the U.S. federal government and the states related to the FDA-approved PF708 product. If we or our collaboration partners commercialize PF708 or our other product candidates, we or they will be subject to analogous healthcare regulation and enforcement in the applicable jurisdictions in which we or they commercialize our product candidates. These laws include anti-kickback, fraud and abuse, false claims, and physician sunshine laws and regulations. In the United States, for example, the federal Anti-Kickback Statute (AKS) prohibits, among other things, knowing and willful solicitation, offer, receipt, or payment of remuneration, directly or indirectly, by persons and entities in exchange for or to induce either the referral of patients for, or the purchase, order, arrangement or recommendation of any good or service that would be paid for in whole or part by Medicare, Medicaid or other federal health care programs. Remuneration has been broadly defined to include anything of value, including cash, improper discounts, and free or reduced price items and services. Violations of the AKS may also result civil and criminal penalties, including criminal fines and imprisonment, or exclusion from federal healthcare programs. Liability under the AKS may be established without proving actual knowledge of the statute or specific intent to violate it, and a claim including items or services resulting from a violation of the AKS constitutes a false or fraudulent claim for purposes of the federal civil False Claims Act. The federal civil False Claims Act (FCA) imposes liability on persons who, among other things, present or cause to be presented false or fraudulent claims for payment of government funds. Actions under the FCA may be brought by as qui tam actions by private individuals in the name of the government. Violations of the FCA can result in significant mandatory monetary penalties per false claim or statement, treble damages and exclusion from federal health care programs. The federal Physician Payments Sunshine Act requires, among other parties, certain manufacturers of drugs for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program to report annually to CMS information related to payments and other transfers of value made to physicians, and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members.

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

Legislative or regulatory healthcare reforms in the United States may make it more difficult and costly for us or our collaboration partners to obtain regulatory approval of our product candidates and to produce, market, and distribute our products after approval is obtained, if any.

From time to time, legislation is drafted and introduced in Congress that could significantly change the statutory provisions governing the regulatory approval, manufacturing, and marketing of regulated products or the reimbursement thereof. In addition, FDA regulations and guidance may be revised or reinterpreted by the FDA in ways that may significantly affect our business and our products. Any new regulations or guidance, or revisions or reinterpretations of existing regulations or guidance, may impose additional costs or lengthen FDA review times for our product candidates. We cannot determine how changes in regulations, statutes, policies, or interpretations when and if issued, enacted or adopted, may affect our business in the future. Such changes could require substantial time and impose significant costs and could materially harm our business and our financial results. In addition, delays in receipt of or failure to receive regulatory clearances or approvals for any other products would harm our business, financial condition, and results of operations.

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

Our and our collaboration partners’ sales are dependent on the availability and level of coverage and reimbursement from third-party payors who continue to implement cost-cutting measures and more stringent reimbursement standards.

In the United States and internationally, our and our collaboration partners’ ability to generate revenue on sales of our products are dependent, in significant part, on the availability and level of coverage and reimbursement from third-party payors, such as state and federal governments and private insurance plans. Insurers have implemented cost-cutting measures and other initiatives to enforce more stringent reimbursement standards and likely will continue to do so in the future. These measures include the establishment of more restrictive formularies and increases in the out-of-pocket obligations of patients for such products. In addition, particularly in the U.S. and increasingly in other countries, we will be required to provide discounts and pay rebates to state and federal governments and agencies in connection with purchases of our products that are reimbursed by such entities.

As Alvogen commercializes the FDA-approved PF708 product, a significant portion of the product’s revenue may be obtained through government payors, such as Medicare and Medicaid. For example, we expect that a substantial proportion of the U.S. market for the FDA-approved PF708 product could be subject to coverage and reimbursement under the federal healthcare program Medicare Part D. Any delay or failure by Alvogen to obtain adequate coverage for the FDA-approved PF708 product or to qualify for or receive adequate reimbursement under these programs could impact Alvogen’s ability to maximize revenues in the marketplace and could have a material adverse effect on revenues from such products.

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

In addition, legislative changes have been proposed and adopted in the U.S. since the ACA was enacted. For example, beginning April 1, 2013, Medicare payments for all items and services, including drugs and biologics, were reduced by 2% per fiscal year under the sequestration required by the Budget Control Act of 2011, as amended by the American Taxpayer Relief Act of 2012. Subsequent legislation extended the 2% reduction to 2027, which went into effect on April 1, 2013 and will stay in effect through 2027 unless additional Congressional action is taken. On January 2, 2013, the American Tax Payer Relief Act of 2012 was signed into law, which, among other things, further reduced Medicare payments to several providers, including hospitals. We expect that additional healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal, state and foreign governments will pay for healthcare products and services, which could result in reduced demand for the FDA-approved PF708 product or our product candidates, if approved, or additional pricing pressures. Some of the provisions of the ACA have yet to be fully implemented, and certain provisions have been subject to judicial and Congressional challenges. In addition, there have been efforts by the Trump Administration to repeal or replace certain aspects of the ACA and to alter the implementation of the ACA and related laws. For example, bills affecting the implementation of certain taxes under the ACA have been signed into law. The Tax Cuts and Jobs Act of 2017, or the Tax Act, included a provision repealing the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year, commonly referred to as the “individual mandate”. On December 14, 2018, a Texas U.S. District Court Judge ruled that the Affordable Care Act is invalid in its entirety as a result of the tax penalty associated with the “individual mandate” being repealed by Congress as part of the Tax Act. This ruling is under appeal and stayed pending appeal. It is unclear how this decision, subsequent appeals, and other efforts to repeal or replace, or invalidate, the Affordable Care Act, or portions thereof, will impact the Affordable Care Act and its implementation, and our business.

With the approval of the FDA-approved PF708 product, we anticipate that Alvogen will need to participate in the Medicaid Drug Rebate program. Participation is required for federal funds to be available for our covered outpatient drugs under Medicaid and, if applicable, Medicare Part B. Under the Medicaid Drug Rebate Program, we or our collaboration partners would be required to pay a rebate to each state Medicaid program for our covered outpatient drugs that are dispensed to Medicaid beneficiaries and paid for by a state Medicaid program as a condition of having federal funds being made available to the states for our drugs under Medicaid and, if applicable, Part B of the Medicare program.

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

If we or our collaboration partners successfully commercialize the FDA-approved PF708 product, PF708 or any of our product candidates and if we or our collaboration partners participate in the Medicaid drug rebate program or other governmental pricing programs, failure to comply with reporting and payment obligations under these programs could result in additional reimbursement requirements, penalties, sanctions, and fines which could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

The Medicaid Drug Rebate Program and other governmental pricing programs require participating manufacturers to report pricing data to various government agencies. Pricing calculations vary among products and programs and include average manufacturer price and best price for the Medicaid Drug Rebate Program, average sales price for certain categories of drugs that are paid under Part B of the Medicare program, and non-federal average manufacturer price for the VA FSS pricing program. If we or our collaborators successfully commercialize the FDA-approved PF708 product, PF708 or any of our other product candidates and participate in such governmental pricing programs, we or our collaboration partners will be liable for errors associated with submission of pricing data. That liability could be significant. For example, knowing submission of false average manufacturer price, average sales price, best price, or non-federal average manufacturer price information to the government, or failure to timely submit such information, could result in liability for significant civil monetary penalties. The foregoing also could be grounds for other sanctions, such as termination from the Medicaid Drug Rebate Program.

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

Because we and our collaboration partners intend to market PF708 and our product candidates, if approved, outside of the United States, our business is subject to risks associated with doing business outside of the United States. Accordingly, our business and financial results in the future could be adversely affected due to a variety of factors, including:

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

Our stock is currently traded on NYSE American, but we can provide no assurance that we will be able to maintain an active trading market on NYSE American or any other exchange in the future. The trading volume of our stock tends to be low relative to our total outstanding shares, and we have several stockholders who hold substantial blocks of our stock. As of September 30, 2019, we had 31,622,914 shares of common stock outstanding, and stockholders holding at least 5% of our stock, individually or with affiliated persons or entities, collectively beneficially owned or controlled approximately 53% of such shares. Sales of large numbers of shares by any of our large stockholders could adversely affect our trading price, particularly given our relatively small historic trading volumes. If stockholders holding shares of our common stock sell, indicate an intention to sell, or if it is perceived that they will sell, substantial amounts of their common stock in the public market, the trading price of our common stock could decline.

Since shares of our common stock were sold in our initial public offering in July 2014 at a price of $6.00 per share, our stock price has ranged from $2.07 to $24.41 through September 30, 2019. In addition to the factors discussed in this “Risk Factors” section and elsewhere in this quarterly report on Form 10-Q, factors that may cause volatility in our share price include:

•	actual or anticipated quarterly variation in our results of operations or the results of our competitors;
•	announcements by us or our competitors of new commercial products, significant contracts, commercial relationships or capital commitments;
•	issuance of new or changed securities analysts’ reports or recommendations for our stock;
•	developments or disputes concerning our intellectual property or other proprietary rights;
•	changes to our organization and management;
•	commencement of, or our involvement in, litigation;
•	market conditions in the relevant market;
•	reimbursement or legislative changes in the relevant market;
•	failure to complete significant sales;
•	regulatory developments that may impact the FDA-approved PF708 product, PF708 and our product candidates;
•	any future sales of our common stock or other securities;
•	any major change to the composition of our board of directors or management; and
•	general economic conditions and slow or negative growth of our markets.

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

As of September 30, 2019, our executive officers, directors and stockholders who owned more than 5% of our outstanding common stock and their respective affiliates beneficially owned or controlled approximately 55% of the outstanding shares of our common stock. Accordingly, these executive officers, directors and stockholders and their respective affiliates, acting as a group, have substantial influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets or any other significant corporate transactions. These stockholders may therefore delay or prevent a change of control of us, even if such a change of control would benefit our other stockholders. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.

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

PFENEX INC.

Dated: November 7, 2019	By:	/s/ Evert B. Schimmelpennink
Evert B. Schimmelpennink
Chief Executive Officer, President and Secretary
(Principal Executive Officer)

Dated: November 7, 2019	By:	/s/ Susan A. Knudson
Susan A. Knudson
Chief Financial Officer
(Principal Financial and Accounting Officer)