Form 10-K
period 2019-12-31
Pfenex Inc.
filed 2020-03-11
CIK 1478121

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to

Commission file number: 001-36540

Pfenex Inc.

(Exact name of registrant as specified in its charter)

Delaware	27-1356759
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
10790 Roselle Street San Diego, California	92121
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (858) 352-4400

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, par value $0.001 per share	PFNX	NYSE American LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act:    Yes   ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act:    Yes  ☐    No  ☒

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☒

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant, based on the closing sale price of the Registrant’s common stock on the last business day of its most recently completed second fiscal quarter, as reported on NYSE American, was approximately $211.6 million. Shares of common stock held by each executive officer and director and by each other person who may be deemed to be an affiliate of the Registrant, have been excluded from this computation. The determination of affiliate status for this purpose is not necessarily a conclusive determination for other purposes.

As of March 2, 2020, there were 34,203,250 shares of the registrant’s common stock, $0.001 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for its 2020 Annual Meeting of Stockholders are incorporated by reference in Part III of this Annual Report on Form 10-K where indicated. Such Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2019.

Pfenex Inc.

Annual Report on Form 10-K

For the Fiscal Year Ended December 31, 2019

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are subject to the “safe harbor” created thereunder and which involve substantial risks and uncertainties. Forward-looking statements generally relate to future events or our future financial or operating performance. In some cases, you can identify forward-looking statements because they contain words such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans or intentions. Forward-looking statements contained in this Annual Report on Form 10-K include, but are not limited to, statements about:

•	the sufficiency of our cash and cash equivalents and cash generated from operations to meet our working capital and capital expenditure needs for the next 12 months;
•	the performance of our collaboration partner Alvogen, upon which we are dependent on to commercialize the FDA-approved PF708 product;
•	our reliance on Jazz, Alvogen, NT Pharma, Merck, SIIPL and any future collaboration partner’s performance over which we do not have control;
•	our and any potential future collaboration partner’s ability to enroll patients in our clinical studies at the pace that we project;
•	our expectation to expand our product pipeline;
•

our expectations regarding the initiation, timing, progress and the success of the design, primary and secondary end points, and duration of the clinical trials and planned clinical trials and studies for our current product candidates and reporting results from same;

•	whether we are able to obtain an “A” therapeutic equivalence designation for the FDA-approved PF708 product relative to the reference drug Forteo;
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

Pfenex™, Pfenex Biopharmaceuticals™ the Pfenex Biopharmaceuticals logo, and Pfēnex Expression Technology® are trademarks of Pfenex Inc. This Annual Report on Form 10-K contains these trademarks and some of our other trademarks, trade names and service marks. Each trademark, trade name or service mark of any other company appearing in this Annual Report on Form 10-K belongs to its respective holder.

As used in this Annual Report on Form 10-K, the terms “the Company,” “we,” “us” and “our” refer to Pfenex Inc. and its subsidiaries, unless the context indicates otherwise.

PART I

Item 1.	Business

Overview

We are a development and licensing biotechnology company focused on leveraging our proprietary protein production platform, Pfēnex Expression Technology®, to develop next generation and novel protein therapeutics to meaningfully improve existing therapies and create novel therapies for some of the biological targets linked to critical diseases still waiting to successfully be addressed. We have extensive experience in protein therapeutic development and our proven platform enables deliberate and rapid candidate selection, fast drug development, and potentially higher success rates for a wide range of complex modalities. We aim to leverage existing drug development successes into a broad pipeline that is diversified across multiple assets, including U.S. Food and Drug Administration (FDA) approved, next generation and novel biopharmaceutical products.

In October 2019, the FDA approved the new drug application (NDA) for PF708 under the 505(b)(2) regulatory pathway, with Forteo® (teriparatide injection) as the reference drug. The FDA-approved PF708 product is indicated for the treatment of osteoporosis in certain patients at high risk for fracture. Marketing authorization applications are pending in other jurisdictions. This FDA-approved PF708 product will be commercialized and manufactured in the U.S. by our collaboration partner, Alvogen. In November of 2019, in accordance with the Development and License Agreement (US Alvogen Agreement), we transferred the NDA to Alvogen. Alvogen intends to launch the FDA-approved PF708 product in the U.S. upon an FDA decision on the therapeutic equivalence evaluation of the product.

Our other products and collaborations include PF743 (JZP-458), which we are developing in collaboration with Jazz Pharmaceuticals for the treatment of acute lymphoblastic leukemia (ALL) and which commenced a pivotal Phase 2/3 clinical study in December 2019. We also have collaborations based on CRM197, a diphtheria toxoid carrier protein used in prophylactic and therapeutic vaccine candidates with Merck & Co., Inc. (Merck) and Serum Institute of India Private Limited (SIIPL). Both Merck and SIIPL have licenses to the Pfēnex Expression Technology for the production of CRM197 for use in conjugate vaccine products. Merck’s V114, a 15-valent Pneumococcal conjugate vaccine is currently in 15 Phase 3 clinical trials, and SIIPL’s Pneumosil®, a 10-valent Pneumococcal vaccine designed for the developing world, recently achieved World Health Organization (WHO) Prequalification allowing the product to be procured by United Nations agencies and Gavi, the Vaccine Alliance. In addition, a Phase 3, randomized, double-blind study to evaluate the immunogenicity, safety and tolerability of Pneumosil in healthy Indian infants has been completed and SIIPL is currently in the process of submitting the data from the Phase 3 trial to the Drug Controller General of India (DCGI) in support of India marketing authorization.

In the third quarter of 2019 we added PF810, a peptide based next generation therapeutic, to our wholly owned pipeline. PF810 is currently in preclinical development.  In addition, we have established a strategic collaboration with Arcellx, Inc. (Arcellx) to advance multiple proprietary sparX proteins that activate, silence and reprogram Antigen-Receptor Complex T cell based therapies based on the Arcellx product platform.

Our FDA-Approved Product, Our Product Candidates and Collaborations

The following summarizes certain information about the FDA-approved product that we developed, our pipeline candidates, and collaborations:

Our FDA-Approved Product, Product Candidates and Collaborations	Branded Reference Drug	Program
FDA-Approved PF708 Product	Forteo®	• Approved in the United States; licensed to Alvogen

PF708	Forteo®	• Product candidate in EU, MENA, and Rest of World licensed to Alvogen (excluding areas licensed to NT Pharma)
• Product candidate in Mainland China, Hong Kong, Singapore, Malaysia, Thailand licensed to NT Pharma

Multiple Hematologic Oncology Product Candidates	N/A	• PF743 (JZP-458) – Recombinant Erwinia asparaginase • PF745 (JZP-341) – Long-acting recombinant Erwinia asparaginase • PF690* – pegaspargase

Peptide based next generation therapeutic	N/A	• PF810

Arcellx sparX programs	N/A	• PF753
• PF754

*  Jazz retains an exclusive option to license this product pursuant to certain option triggers.

In pursuit of novel wholly-owned product candidates, we have also established a collaboration with a third-party technology platform company who is screening our selected, validated biological targets with its novel binding modality library in an effort to identify potential lead product candidates.  Those candidates will be transferred to us and could become wholly owned product candidates developed by us.

The FDA-approved PF708 product, our other product candidates, and collaborations are enabled by our patented protein production platform, Pfēnex Expression Technology, which we believe confers several important competitive advantages compared to traditional techniques for protein production. The platform has demonstrated a high success rate for the production of complex proteins with higher titers of high quality protein purity, as well as speed and cost advantages. The development of proteins requires several competencies which represent both challenges and barriers to entry. Due to their inherent complexity, proteins require the use of living organisms to efficiently produce them at a large scale. Traditional techniques for protein production employ a trial and error approach to production organism, or strain, selection and process optimization, which is inherently inefficient and typically produces suboptimal results. This historically inefficient process provides barriers to creating or replicating complex proteins, adds significant time to market and results in the high cost of goods typical of biologic therapeutics. Together, these limitations pose significant hurdles for companies interested in entering the market with novel biologics, biosimilars and therapeutic equivalents. Our platform utilizes a proprietary high throughput robotically-enabled parallel approach, which allows the construction and testing of thousands of unique protein production strains in parallel, thereby allowing us to produce and characterize complex proteins while reducing the time and cost of development and long-term production.

Our Strategy

Our strategy is to leverage our Pfēnex Expression Technology® protein production platform and product development infrastructure to become a leading biotechnology company focused on developing a portfolio of wholly-owned and partnered novel and next generation therapeutics.  Given the historical success rates of over 80% in expressing natural and engineered proteins and our demonstrated success in achieving regulatory approval for our lead product we believe our platform, team and infrastructure provides a competitive advantage in the development of novel peptide and protein based therapeutics.

The key elements to execute on our strategy include three focus areas:

Advance Core Products and Partnerships:

•

Maximize PF708’s commercial potential. We received US FDA marketing authorization in October 2019 and are requesting that the FDA designate the FDA-approved PF708 product as therapeutically equivalent (“A” rated) to Forteo, which would potentially permit the product to be automatically substituted for Forteo, depending on applicable laws and policies within each of the 50 states in the US.  Alvogen intends to launch the FDA-approved PF708 product in the U.S. upon an FDA decision on the therapeutic equivalence evaluation of the product. In February 2019, we and Alvogen entered into additional agreements, extending Alvogen’s rights to commercialize and manufacture PF708 to include the European Union (EU), certain countries in the MENA and to the ROW territories (excluding certain Asian countries granted to NT Pharma). Alvogen has also been seeking marketing authorizations in certain other regions around the world.

•

Advance the Jazz partnered programs. In July 2016, we entered into an agreement with Jazz Pharmaceuticals, which we amended in December 2017, to collaboratively develop hematologic oncology products, including PF743 (JZP-458), a recombinant Erwinia asparaginase, and PF745 (JZP-341), a long acting recombinant Erwinia asparaginase. PF743 (JZP-458) commenced a pivotal Phase 2/3 clinical study in December 2019, and we achieved a $15 million development milestone for the PF745 (JZP-341) program in December 2019.

•

Expand our portfolio of license and supply relationships for our CRM197 vaccine carrier protein. We have both licenses and supply agreements in place with vaccine developers like Merck and Serum Institute of India (SIIPL) for the production and supply of CRM197, which is a non-toxic mutant of diphtheria toxin that serves as a carrier protein for therapeutic and prophylactic vaccines. Merck’s V114, a 15-valent Pneumococcal conjugate vaccine is currently in 15 Phase 3 clinical trials, and SIIPL’s Pneumosil®, a 10-valent Pneumococcal vaccine, recently achieved World Health Organization (WHO) Prequalification. With the first products moving closer to commercialization, we aim to continue to expand our portfolio of license and supply agreements for CRM 197.

Selectively add wholly owned next generation therapeutics and partnerships where our platform is uniquely enabling:

•

Add wholly owned next generation therapeutic programs. We believe our platform enables the development of next generation therapeutics to improve and/or enhance the performance of existing approved products. We have commenced the development of a next generation peptide based therapeutic candidate, PF810, which is currently in preclinical development.

•

Establish additional product development partnerships. Given our history of expressing a broad range of protein types we believe that the Pfēnex Expression Technology presents a competitive advantage to the biopharmaceutical industry. We aim to further maximize value from the platform and internal capabilities through strategic collaborations where there is compatibility with third party platforms and/or products and our platform is uniquely enabling. An existing collaboration with Arcellx currently has two sparX proteins in development.

Expand into the development of novel biologics based on targeting validated biological targets with novel modalities in select disease areas.

•

Advance novel modalities via a third-party collaboration. Following a research effort, we have identified a set of high value, validated biological targets that we intend to pursue. The targets of interest are in disease areas of unmet medical need with a moderately sized patient population allowing us to independently develop the products through Phase 3 clinical studies. In the fourth quarter of 2019, we engaged a third-party collaborator to deploy their internal libraries of novel modalities to screen against our targets of interest in order to identify molecules that could potentially become our wholly owned novel products. We are currently in the process of target screening in an effort to isolate the first set of putative lead candidates. Those candidates, PF91X will be transferred to us and could become wholly owned product candidates developed by us.

Our Approach

Our patented protein production platform, Pfēnex Expression Technology®, allows us to address hurdles to development and enable our product candidates and those being developed under collaborations. We believe our technology confers several important competitive advantages compared to traditional techniques for protein production, including the ability to produce complex proteins with higher accuracy and greater degree of protein purity, as well as speed and cost advantages. Our platform utilizes a proprietary high throughput robotically enabled parallel approach, which allows the construction and testing of thousands of unique protein production variables in parallel, thereby allowing us to produce and characterize complex proteins while reducing the time and cost of development and long-term production.

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

Pfēnex Expression Technology®

Protein Production Overview

Protein production is a fundamental activity necessary for biological drug development and manufacturing. The most common method of manufacturing therapeutic proteins involves the use of engineered microorganisms. Proteins produced using these organisms are referred to as recombinant proteins. Recombinant proteins are produced by inserting DNA, or a gene, that codes for the protein, into a cell which then acts as a protein production factory. Typically, this is accomplished by inserting a synthetic gene into an expression vector, which contains genetic control elements that can be used to turn the gene on and off. This vector is then transformed into a set of selected host strains each with a unique phenotype.

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

The three elements include:

•	Pseudomonas fluorescens, A Robust Protein Production Organism
•	Extensive Library of Expression Vectors and Host Strain Phenotypes
•	Robotically Enabled High Throughput Screening Capability

Robust Protein Production Organism

P. fluorescens has been used industrially where it has efficiently produced complex proteins. We exploit certain attributes of the P. fluorescens bacterium that enables us to rapidly identify the optimal strain for a specific protein of interest. The favorable attributes of the P. fluorescens bacterium include:

•	Secretion of soluble protein into the bacterial periplasm, the space between the inner and outer membrane in gram negative bacteria, resulting in increased recovery yields of properly folded protein
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

We have developed an extensive toolbox of engineered production strains and expression vectors that can be readily accessed for finding the best product strain for manufacturing of a specific protein. This toolbox is continuously growing due to our ongoing research and development efforts. We construct thousands of unique expression strains by combining engineered P. fluorescens host strains with proprietary expression vectors. The engineered P. fluorescens strains have reduced expression of protein degrading enzymes and/or increased levels of folding elements while the expression vectors consist of plasmids with engineered genetic elements including promoters, ribosome binding sites and secretion leaders. Determining which of these variants will improve production of any particular protein cannot be determined from the amino acid sequence of the protein of interest. As a result, we employ the automated high throughput screening of the engineered production strains in order to select the strain that produces the protein of interest at optimal purity, yield and potency.

Robotically Enabled High Throughput Screening

Our high-throughput automation supports simultaneous, parallel evaluation of thousands of unique protein production alternatives, enabling rapid identification of the optimal production strain for the protein of interest. Our protein production technology employs rapid construction of protein production strains and testing thousands of unique production strains evaluated through automated sample analysis to determine the titer, or quantity of the product per unit volume, of high quality protein each expression strain produces, which can then be analyzed through our high throughput analytical capacity. Our proprietary, robotically enabled automated high throughput screening process, along with our optimized production organism and toolbox of engineered strains and vectors, as well as our expertise in analytical characterization, expedites the development of an optimal protein production engine from approximately one year in a typical case for traditional approaches, if at all possible, to approximately twelve weeks with our Pfēnex Expression Technology®.

Our FDA-Approved Product, Our Product Candidates and Collaborations

The development of our own portfolio of product candidates and the candidates we have licensed to collaboration partners has been enabled by our successful history of meeting analytically rigorous product specifications for protein quality, yield and potency using our Pfēnex Expression Technology ®. Our pipeline includes product candidates and preclinical products under development in various stages of development. Details of our pipeline and collaborations are included below.

FDA-Approved PF708 Product

In October 2019, the FDA approved the NDA for PF708 under the 505(b)(2) regulatory pathway, with Forteo® (teriparatide injection) as the reference drug. The FDA-approved PF708 product is indicated for the treatment of osteoporosis in certain patients at high risk for fracture. The FDA-approved PF708 product will be commercialized and manufactured in the U.S. by our collaboration partner, Alvogen. In November 2019 we transferred the NDA to Alvogen pursuant to our collaboration agreement. Forteo (marketed by Eli Lilly and Company) achieved $1.4 billion in global product sales in 2019. Almost half of these product sales came from the United States alone. Alvogen intends to launch the FDA-approved PF708 product in the U.S. upon an FDA decision on the therapeutic equivalence evaluation of the product.

The FDA approval of the FDA-approved PF708 product was supported by data from Study PF708-301, which compared the effect of PF708 and Forteo in osteoporosis patients. The PF708-301 study enrolled a total of 181 patients, with 90 patients receiving PF708 and 91 patients receiving Forteo. Eighty-two patients completed the study in the FDA-approved PF708 product treatment group, compared with 81 patients in the Forteo treatment group. The primary study endpoint was anti-drug antibody (ADA) incidence after 24 weeks of drug treatment. 2.2% (2/90) of patients who received PF708 and 2.2% (2/91) of patients who received Forteo had detectable antibodies to teriparatide, and one of the two patients who received PF708 developed neutralizing antibodies to teriparatide. The secondary study endpoints included mean percentage changes in lumbar-spine bone mineral density (BMD) and median percentage changes in bone turnover markers (BTM) after 24 weeks of drug treatment, as well as pharmacokinetic (PK) parameters for up to four hours after the first dose. Safety endpoints were incidences of adverse events (AE) and serious adverse events (SAE).

The PF708-301 study showed comparable overall profiles between PF708 and Forteo across multiple endpoints. These results from the PF708-301 study, along with bioequivalence findings from Study PF708-101 in healthy subjects, supported the PF708 NDA submitted in December 2018 pursuant to the 505(b)(2) pathway. On October 4, 2019 the NDA was approved by the FDA.

In addition to obtaining FDA approval of PF708, we have been continuing our efforts to obtain an “A” therapeutic equivalence designation for the product relative to its reference drug, Forteo. A determination of therapeutic equivalence (as shown by an “A” rating) may permit the FDA-approved PF708 product to be automatically substituted for Forteo, depending on applicable laws and policies within each of the 50 states in the U.S. Consistent with our interactions with the FDA and the agency’s draft guidance document on comparative use human factors studies for demonstrating the therapeutic equivalence of drug-device combination products, we successfully completed the PF708 comparative use human factors (HF) study and submitted the final study report to the FDA in October 2019. The study data demonstrate that the user interface of the FDA-approved PF708 product was noninferior to that of Forteo for each critical user task evaluated in the study based on a pre-specified statistical analysis of critical patient and caregiver tasks.

The comparative use HF study was a simulated use study intended to evaluate the effect of each product’s delivery device and user interface on critical task performance by untrained osteoporosis patients and caregivers. The study used a paired design of the FDA-approved PF708 and the Forteo products.

A total of 102 untrained participants, 52 osteoporosis patients and 50 caregivers, completed the study. For 67% (12 of 18) of critical tasks performed in the patient user group, and 83% (15 of 18) performed in the caregiver group, PF708 had fewer or equal user errors when compared to Forteo. Importantly, in each of the instances where PF708 had marginally higher user error rates 33% (6/18) of critical tasks performed in the patient user group, and 17% (3/18) of critical tasks performed in the caregiver user group, the magnitude of the differences (≤ 2 UEs and ≤ 3 UEs, respectively) did not exceed the predetermined maximum allowable difference in either user group. For these reasons, we believe the study data demonstrate that the user interface of the FDA-approved PF708 product is noninferior to that of Forteo based on pre-specified statistical analysis of critical patient and caregiver tasks. With submission of the final study report to FDA, we believe this completes the information package required by the FDA to evaluate the therapeutic equivalence of the PF708 product. For a discussion of certain significant risks relating to the FDA-approved PF708 product, please see the following Risk Factors: “The FDA-approved PF708 product, PF708 and our other product candidates, if approved, face significant competition from the reference products and from therapeutic equivalent products of the reference products, and from other products. Our or our collaboration partners’ failure to effectively compete may prevent us from achieving significant market penetration and expansion.” and “If the FDA-approved PF708 product does not receive an “A” therapeutic equivalence designation from the FDA, our business may suffer.”

In June 2018, we and Alvogen, entered into the US Alvogen Agreement pursuant to which Alvogen received the exclusive right to commercialize and manufacture PF708 in the United States. Alvogen intends to launch the FDA-approved PF708 product in the U.S. upon an FDA decision on the therapeutic equivalence evaluation of the product. In February 2019 we and Alvogen expanded our collaboration, granting Alvogen exclusive rights to commercialize and manufacture PF708 in the EU, certain countries in the Middle East and North Africa (MENA), and the rest of the world (ROW) territories (the latter defined as all countries outside of the EU, US and MENA, excluding Mainland China, Hong Kong, Singapore, Malaysia and Thailand). We believe this collaboration leverages Alvogen’s established international experience and expertise in regulatory, IP and supply chain activities, as well as its established network of specialty pharmaceutical companies to conduct sales and marketing activities in these regions.

Alvogen submitted a centralized application to the European Medicines Agency (EMA) for PF708 on May 6, 2019, and the filing was accepted by the EMA on May 23, 2019. We believe that PF708 could be approved in the EU as early as the second half of 2020, pending marketing authorization by the European Commission under the EU centralized procedure and other factors. In October 2019, Alvogen’s partner SAJA, submitted a Marketing Authorization Application (MAA) for PF708 to the Kingdom of Saudi Arabia's Saudi Food and Drug Authority (SFDA). Subject to applicable regulatory approvals, PF708 will be commercialized in Europe and other jurisdictions by Alvogen’s current and/or future commercialization partners and including Theramex in Europe, SAJA, a Tamer Group company in MENA, JAMP Pharma in Canada, Kamada Ltd. in Israel, and Pharmbio Korea, Inc. in South Korea. Alvogen is responsible for overseeing any clinical development, regulatory, litigation, commercial manufacturing or commercialization activities of its partners in these jurisdictions. We are eligible to receive additional upfront and milestone payments of $1.5 million for the EU, MENA and ROW agreements, and we may also be eligible to receive up to 60% of Alvogen’s gross profit derived from product sales, if approved, depending on geography and cost of goods sold. In connection with the October 2019 FDA approval of PF708, we earned a $2.5 million milestone payment under our collaboration with Alvogen payable upon Alvogen’s receipt of notice of NDA approval.

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

Jazz Collaboration – multiple hematologic oncology product candidates

In July 2016, we entered into a license and option agreement with Jazz, pursuant to which we and Jazz are developing hematologic oncology products, including PF743 (JZP-458), a recombinant Erwinia asparaginase, and PF745 (JZP-341), a long-acting recombinant Erwinia asparaginase, and Jazz will have the exclusive right to manufacture and commercialize such products throughout the world. In addition, pursuant to the agreement, we have granted Jazz certain other rights to negotiate the exclusive right to develop, manufacture and commercialize throughout the world other hematologic oncology products that are currently or in the future may be developed by us. Both PF743 (JZP-458) and PF745 (JZP-341) are being developed for the treatment of Acute Lymphoblastic Leukemia (ALL) and other hematological malignancies.  In the third quarter of 2017, we achieved a process development milestone associated with this collaboration.  In December 2017, we and Jazz signed an amended and restated agreement under which we will be eligible to receive an additional $43.5 million in amendment fee and development milestone payments as compared to the 2016 agreement, increasing the total value of upfront, option and amendment fee payments and potential payments for the achievement of development, regulatory and sales-related milestones associated with the collaboration to an aggregate of $224.5 million. We will also continue to be eligible to receive tiered royalties on worldwide sales of any products resulting from the collaboration at rates reduced from those under the 2016 agreement. In December 2017, as part of the amended and restated agreement, we received a total payment of $18.5 million, consisting of an upfront payment of $5.0 million and a payment of $13.5 million for development achievement. In the second quarter of 2018, we achieved two development milestones and received $0.8 million for successful achievement of process development milestones for PF745. In August 2019, Jazz reported that they completed a Phase 1 study for PF743 (JZP-458). After receiving Fast Track designation from the FDA in October 2019, Jazz announced the initiation of a Phase 2/3 pivotal study for PF743 (JZP-458) in December 2019 and recently announced their intent to submit a Biologics License Application (BLA) with the US FDA as early as the fourth quarter of 2020. In September 2019 and December 2019, we achieved a development milestone and received $11 million and $15 million, respectively, in connection with process development activities for PF745 (JZP-341).

CRM197

We have both licenses and supply agreements in place for CRM197, which is a non-toxic mutant of diphtheria toxin. It is a well-characterized protein and functions as a carrier for polysaccharides and haptens, making them immunogenic. We have developed unique CRM197 production strains based on our Pfēnex Expression Technology platform. As a result of our development efforts, we previously entered into commercial licenses for production strains capable of producing CRM197 with both Merck and SIIPL. Merck and SIIPL are using the CRM197 produced via the licensed production strain in multiple clinical and pre-clinical stage products. The clinical stage products currently include Merck’s 15-valent pneumococcal conjugate vaccine, PCV-15 (V114), currently in several ongoing Phase 3 clinical studies, and SIIPL’s 10-valent pneumococcal conjugate vaccine, Pneumosil®, which achieved WHO Prequalification in December 2019, and a pentavalent meningococcal conjugate vaccine currently in a Phase 3 clinical study. The CRM197 production strains utilized by both Merck and SIIPL are unique and exclusively licensed to each party. The commercial license agreements with Merck and SIIPL contemplate potential maintenance and milestone fees as well as royalties on net sales. Additionally, as part of the SIIPL commercial license agreement, SIIPL supplies both reagent grade and cGMP CRM197 to Pfenex, which supplies the product to vaccine development-focused pharmaceutical partners.

Arcellx Development, Evaluation and License Agreement

We previously entered into a development, evaluation and license agreement with Arcellx which provides access to the Pfēnex Expression Technology platform to advance Arcellx’s proprietary sparX proteins that activate, silence and reprogram Antigen-Receptor Complex T cell-based therapies. Under the terms of the agreement, we are eligible to receive development funding in addition to development, regulatory and commercial milestones ranging from $2.6 million to $18 million for each product incorporating a sparX protein expressed using a production strain based on the Pfēnex Expression Technology, as well as royalties on worldwide sales of any such products. We have completed the development of both sparX-1 (PF753) and sparX-2 (PF754) and Arcellx has opted into the commercial license for both production strains. As of December 31, 2019, we have earned $2.4 million in development funding from Arcellx.

Other Pipeline Products

In the third quarter of 2019 we added PF810, a peptide based next generation therapeutic, to our wholly owned pipeline. PF810 is currently in preclinical development.

Collaborations, Joint Development and Licenses

PF708 & Jazz Pharmaceuticals

For a discussion of our collaborations relating to PF708 and our collaborations relating to Jazz Pharmaceuticals, please see “Business—Our FDA-Approved Product, Our Product Candidates and Collaborations—FDA-Approved PF708 Product” and “Business—Our FDA-Approved Product, Our Product Candidates and Collaborations—Jazz Collaboration—multiple hematologic oncology product candidates,” respectively.

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

The U.S. Department of Health and Human Services

The development of Px563L and RPA563 is funded by the U.S. Department of Health and Human Services (HHS) through BARDA. In March 2019 the Company received a notice from BARDA advising it of BARDA’s decision not to exercise development options for cGMP manufacturing, preclinical studies and Phase 1/2b study readiness in connection with the Company’s Px563L and RPA563 novel anthrax vaccine program. Following the receipt of the notice from BARDA and pursuant to discussions with BARDA, the Company deprioritized this program in its portfolio.

Customers

As of December 31, 2019, we had generated revenue from government contracts, service agreements, collaboration agreements, and reagent protein product sales. Our total revenue was $50.3 million, $14.9 million and $28.8 million in 2019, 2018 and 2017, respectively. In 2019 and 2017, our achievement of certain development milestones related to our collaboration agreement with Jazz resulted in significant revenue.  Our development and license agreement with Alvogen also resulted in significant revenue in 2019. The advanced development contract we have with BARDA provided additional revenue in 2019, 2018 and 2017.

For the year ended December 31, 2019, Jazz and Alvogen each accounted for more than 10% of our revenue. For the years ended December 31, 2018 and 2017, Jazz and BARDA each accounted for more than 10% of our revenue.

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

The development, testing and approval process requires substantial time, effort and financial resources, and each may take several years to complete. The FDA may not grant approval on a timely basis, or at all, and we and our partners may encounter difficulties or unanticipated costs in our efforts to secure necessary governmental approvals, which could delay or preclude us from marketing our products. After the FDA evaluates a BLA or NDA and conducts inspections of manufacturing facilities where the investigational product and/or its drug substance will be produced, the FDA may issue an approval letter or a Complete Response Letter. An approval letter authorizes commercial marketing of the product under the conditions of use described in the product’s prescribing information. A Complete Response Letter indicates that the review cycle of the application is complete, and the application is not ready for approval. A Complete Response Letter may require additional clinical data, an additional pivotal Phase 3 trial or trials, and/or other significant, expensive and time-consuming requirements related to clinical trials, preclinical trials or manufacturing. Even if such additional information is submitted, the FDA may ultimately decide that the BLA or NDA does not satisfy the criteria for approval. The FDA may also approve the BLA or NDA with a Risk Evaluation and Mitigation Strategy, or REMS, to assure that the benefits of the drug outweigh its risks. A REMS could include medication guides, physician communication plans, or elements to assure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. The FDA also may condition approval on, among other things, changes to proposed labeling, development of adequate controls and specifications, or a commitment to conduct one or more post-market studies or clinical trials. Such post-market testing may include Phase 4 trials and surveillance to further assess and monitor the product’s safety and effectiveness after commercialization. New government requirements, including those resulting from new legislation, may be established, or the FDA’s policies may change, which could delay or prevent regulatory approval.

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

We rely, and expect to continue to rely, on third parties for the production of clinical and commercial quantities of our product candidates and expect to rely in the future on third parties for the production of commercial quantities. Future FDA and state inspections may identify compliance issues at our facilities or at the facilities of our contract manufacturers that may disrupt production or distribution or require substantial resources to correct. In addition, discovery of previously unknown problems with a product or the failure to comply with applicable requirements may result in restrictions on a product, manufacturer or holder of an approved NDA or BLA, including withdrawal or recall of the product from the market or other voluntary, FDA-initiated or judicial action that could delay or prohibit further marketing. The FDA strictly regulates marketing, labeling, advertising, and promotion of products that are placed on the market. Drugs and biologics may be promoted only for the approved indications and in accordance with the provisions of the approved label. The FDA and other agencies enforce the laws and regulations prohibiting the promotion of unapproved uses, and a company that is found to have improperly promoted unapproved uses may be subject to significant enforcement action and liability.

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

505(b)(2) New Drug Applications

Under the Hatch-Waxman Act, a pharmaceutical manufacturer may file an abbreviated new drug application, or ANDA, seeking approval of a generic copy of an approved branded product by demonstrating the proposed generic product’s sameness to the approved drug. Additionally, a pharmaceutical manufacturer may, under Section 505(b)(2) of the Federal Food, Drug, and Cosmetic Act (FFDCA), file a new drug application (NDA) that relies on studies not conducted by the applicant and for which the applicant has not obtained a right of reference as part of the data demonstrating the product’s safety and effectiveness. Often, this is done by relying on FDA’s previous approval of a product to which the proposed drug is similar (but for which there are differences that preclude an ANDA). Among other things, this kind of reliance avoids unnecessary duplication of studies performed on a previously approved (“reference” or “listed”) drug that can reasonably be extrapolated to the proposed product. We pursued a Section 505(b)(2) regulatory pathway for our FDA-approved PF708 product; the NDA references Forteo (teriparatide), which is marketed by Eli Lilly for the treatment of osteoporosis, as a listed drug.

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

Abbreviated Licensure Pathway of Biological Products as Biosimilar or Interchangeable

The Biologics Price Competition and Innovation Act of 2009, or BPCIA, amended the PHSA and created an abbreviated approval pathway for biological products shown to be highly similar to an FDA-licensed reference biological product. Such a product, known as a “biosimilar,” is a biological product that is highly similar to a previously approved biological (the “reference product”), notwithstanding minor differences in clinically inactive components, and for which there are no clinically meaningful differences in safety, purity, and potency between the biosimilar and the reference product. The abbreviated approval pathway is intended to allow the biosimilar to be approved in part in reliance on what is known about the reference product. In addition, if certain additional conditions are shown, a biosimilar product can be designated as “interchangeable” with the reference product, meaning that the biosimilar may be substituted for the reference product without the intervention of the health care provider who prescribed the reference product. To date, the FDA has not approved any biosimilar product as being interchangeable to the reference product. FDA approval is required before a biosimilar may be marketed in the United States. Because of complexities associated with the large and intricate structures of biological products and the processes by which such products are manufactured, FDA has discretion over the kind and amount of scientific evidence—including laboratory, preclinical and/or clinical data—required to demonstrate biosimilarity to a licensed biological product. The FDA considers the totality of the evidence provided by a sponsor to support a demonstration of biosimilarity and recommends that sponsors use a stepwise approach in the development of their biosimilar products.

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

European Economic Area Regulation

In the European Economic Area, or EEA, comprising the European Union plus Iceland, Liechtenstein and Norway, the information that must be submitted to the European Medicines Agency, or EMA, or to the competent authorities in the relevant European Union Member States varies depending on whether the biological medicinal product is a new product, whose quality, safety and efficacy has not previously been demonstrated in humans or a product whose known biological active substance and certain other properties are similar to those of a previously authorized (reference) biological medicinal product. The European Directive 2001/83/EC as amended defines a medicinal product as any substance or combination of substances:

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

Approval of New Biological Medicinal Products

In the EEA, all medicinal products (biological or not) can only be commercialized after obtaining a Marketing Authorization, or MA. There are two types of MA:

The Centralized MA, which is issued by the European Commission through the Centralized Procedure, based on the opinion of the CHMP of the EMA, is valid throughout the entire territory of the EEA. The Centralized Procedure is mandatory for certain types of products, such as medicinal products derived from certain biotechnology processes (including biotechnology-derived proteins such as the ones we make), orphan medicinal products, and medicinal products containing a new active substance indicated for the treatment of AIDS, cancer, neurodegenerative disorders, diabetes and auto-immune and viral diseases. The Centralized Procedure is optional for products containing a new active substance not yet authorized in the EEA, or for products that constitute a significant therapeutic, scientific or technical innovation or which are in the interest of public health in the European Union.

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

Assuming successful completion of the required clinical testing and having met all criteria set forth by Directive 2001/83/EC and Regulation (EC) No 726/2004, the applicant may choose to proceed with submission of marketing authorization application. If the application is accepted for review in the Centralized Procedure, within 210 days (excluding clock stops), the EMA’s CHMP will issue an opinion on whether the conditions for granting marketing authorization are satisfied. During the review period, the scientific committees will review the scientific data, may request for independent testing of the medicinal product, its starting materials, or other constituent materials, may request supplemental information from the applicant, may request for proof of cGMP compliance of the manufacturer, and may request for said manufacturing facilities to be inspected.

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

The United States government, state legislatures and foreign governments have shown significant interest in implementing cost containment programs to limit the growth of government-paid health care costs, including price controls, restrictions on reimbursement and requirements for substitution of therapeutic equivalent products for branded prescription drugs. The ACA contains provisions that may reduce the profitability of drug products, including, for example, increased the minimum rebates owed by manufacturers under the Medicaid Drug Rebate Program, extended the rebate program to individuals enrolled in Medicaid managed care plans, addressed a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected, established mandatory discounts for certain Medicare Part D beneficiaries and annual fees based on pharmaceutical companies’ share of sales to federal health care programs. Furthermore, the current presidential administration and Congress are expected to attempt changes to the current health care laws. We face uncertainties that might result from modification or repeal of any of the provisions of the Affordable Care Act, as amended by the Health Care and Education Reconciliation Act (collectively, the “Affordable Care Act” or the “ACA”), including as a result of current and future executive orders, legislative actions, and court cases. The impact of those changes on us is currently unknown. But, any changes to the ACA are likely to have an impact on our results of operations and may have a material adverse effect on our results of operations. We cannot predict what other healthcare programs and regulations will ultimately be implemented at the federal or state level or the effect of any future legislation or regulations in the United States may have on our business.

In the European Union, governments influence the price of pharmaceutical products through their pricing and reimbursement rules and control of national health care systems that fund a large part of the cost of those products to consumers. Some jurisdictions operate positive and negative list systems under which products may only be marketed once a reimbursement price has been agreed to by the government. To obtain reimbursement or pricing approval, some of these countries may require the completion of clinical studies that compare the cost-effectiveness of a particular product candidate to currently available therapies. Other member states allow companies to fix their own prices for medicines but monitor and control company profits. The downward pressure on health care costs in general, particularly prescription drugs, has become very intense. As a result, increasingly high barriers are being erected to the entry of new products. In addition, in some countries, cross-border imports from low-priced markets exert a commercial pressure on pricing within a country.

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

Other Healthcare Laws and Compliance Requirements

If we and our collaboration partners obtain regulatory approval for any of our product candidates, we may be subject to various federal and state laws that may impact, among other things, our or our collaboration partners’ proposed sales, marketing and education programs. The laws that may affect our operations include:

•

The U.S. federal Anti-Kickback Statute, which prohibits, among other things, persons and entities from knowingly and willfully soliciting, receiving, offering or paying remuneration, directly or indirectly, to induce, or in return for, either the referral of an individual for, or the purchase or recommendation of any good or service for which payment may be made, in whole or in part, by federal healthcare programs, such as Medicare and Medicaid programs. This statute has been interpreted to apply to arrangements between pharmaceutical companies on one hand and prescribers, purchasers and formulary managers on the other. Liability under the Anti-Kickback Statute may be established without proving actual knowledge of the statute or specific intent, to violate it. In addition, the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the federal civil False Claims Act;

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

•

The federal Health Insurance Portability and Accountability Act of 1996 (HIPAA), imposes criminal and civil liability for, among other things executing a scheme to defraud any healthcare benefit program and knowingly and willfully falsifying, concealing or covering up a material fact in connection with the delivery of or payment for healthcare benefits, items or services. We may obtain health information from third parties, such as research institutions, that are subject to privacy and security requirements under HIPAA. Although we are not directly subject to HIPAA, other than potentially with respect to providing certain employee benefits, we could potentially be subject to criminal penalties if we, our affiliates, or our agents knowingly obtain, use, or disclose individually identifiable health information maintained by a HIPAA covered entity in a manner that is not authorized or permitted by HIPAA;

•

The federal Physician Payment Sunshine Act, implemented as the Open Payments Program, requires certain manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report annually to the United States Department of Health and Human Services, Centers for Medicare and Medicaid Services, information related to payments and other transfers of value provided to physicians and teaching hospitals as well as ownership and investment interests held by such physicians and their immediate family members. Beginning in 2022, applicable manufacturers also will be required to report information regarding payments and transfers of value provided to physician assistants, nurse practitioners, clinical nurse specialists, certified nurse anesthetists, and certified nurse-midwives; and

•

State law equivalents of each of the above federal laws, such as anti-kickback and false claims laws which may apply to items or services reimbursed by any third-party payor, including commercial insurers; state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government, or otherwise restrict payments that may be made to healthcare providers and other potential referral sources; state laws that require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures; and state laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts.

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

Competition

The development and commercialization of protein therapeutics is highly competitive. While we believe that our Pfēnex Expression Technology ®, knowledge, experience and scientific resources provide us with competitive advantages, we face potential competition from many different sources, including major pharmaceutical, generic pharmaceutical, specialty pharmaceutical and biotechnology companies. In the event that we and our collaboration partners were to market and sell any of our biopharmaceutical products, we would face competition from the companies producing branded reference drugs, as well as biosimilars, therapeutic equivalents, and other products that would compete with our product candidates, if approved. For example, PF708, our FDA approved product, may face competition from the reference product sponsor, Eli Lilly and Company, or other competition from companies like Teva and Gedeon Richter Plc., and from Amgen Inc. and Radius Health, Inc. as developers of novel products. For example, in April 2017, the FDA approved Radius Health’s TYMLOS®, and in April 2019 approved Amgen’s Evenity (romosozumab), each of which could potentially compete with PF708. Key competitive factors affecting the success of our product candidates, if approved, are likely to be price, the level of biosimilar, therapeutic equivalent and novel product competition and the availability of coverage and reimbursement from government and other third-party payors.

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

Sales and Marketing

To date, PF708 is our only FDA-approved product under 505(b)(2) regulatory pathway, with Forteo as the reference drug. None of our other product candidates have received marketing authorization from any regulatory agency. For our product candidates, we generally seek to license rights regionally to commercially proficient partners. To the extent that we retain commercial rights to product candidates, we may use an internal sales force to commercialize products for which we may receive marketing approvals in territories in which we believe it is possible to access the market through a focused, specialty sales force.

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

Alvogen submitted a centralized application to the European Medicines Agency (EMA) for PF708 on May 6, 2019, and the filing was accepted by the EMA on May 23, 2019. We believe that PF708 could be approved in the EU as early as the second half of 2020, pending marketing authorization by the European Commission under the EU centralized procedure and other factors.  In October 2019, Alvogen’s partner SAJA, submitted a Marketing Authorization Application (MAA) for PF708 to the Kingdom of Saudi Arabia's Saudi Food and Drug Authority (SFDA). Subject to applicable regulatory approvals, PF708 will be commercialized in Europe and other jurisdictions by Alvogen’s current and/or future commercialization partners including Theramex in Europe, SAJA, a Tamer Group company in MENA, JAMP Pharma in Canada, Kamada Ltd. in Israel, and Pharmbio Korea, Inc. in South Korea. Alvogen is responsible for overseeing any clinical development, regulatory, litigation, commercial manufacturing or commercialization activities of its partners in these jurisdictions.  We are eligible to receive additional upfront and milestone payments of $1.5 million for the EU, MENA and ROW agreements, and we may also be eligible to receive up to 60% of Alvogen’s gross profit derived from product sales, if approved, depending on geography and cost of goods sold. In connection with the October 2019 FDA approval of PF708, we earned a $2.5 million milestone payment under our collaboration with Alvogen payable upon Alvogen’s receipt of notice of NDA approval.

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

Upon marketing approval for products developed under our collaboration with Jazz, Jazz will assume responsibility for the manufacturing and commercialization of certain hematologic oncology products globally.

We have sales and marketing capabilities to support our commercial efforts for our platform partnership and CRM197 sales.

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

We are the owner or licensee of a portfolio of patents and patent applications and possess substantial know-how and trade secrets which protect various aspects of our business. As of December 31, 2019, we are the sole owner of a patent portfolio that consisted of a total of 24 U.S. issued patents and six U.S. non-provisional patent applications that provide material coverage for our platform technology and our lead product candidates as well as foreign granted and pending patent applications which are counterparts to certain of the foregoing U.S. patents and patent applications. Our U.S. issued patents expire during the time period beginning in 2023 and ending in 2036. Our owned and exclusively licensed patent portfolio includes claims directed to:

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

Pursuant to the technology licensing agreement, The Dow Chemical Company, or TDCC, and Dow Global Technologies LLC, or DGTI, also granted to us non-exclusive licenses to U.S. patents and applications and their foreign counterparts covering methods and technologies for recovery of proteins and peptides from P. fluorescens cells. In conjunction with the licenses granted by TDCC and DGTI to us under the technology licensing agreement, we also entered into a grant-back and technology license agreement, pursuant to which we granted to TDCC exclusive and non-exclusive licenses under certain patent rights and know-how relating to our Pfēnex Expression Technology® to use certain biological materials to make, use and commercialize products in certain fields of use that do not include human therapeutics. See “Business—Collaborations, Joint Development and Licenses” for a detailed description of our agreements with TDCC and DGTI.

The patent positions of companies like ours are generally uncertain and involve complex legal and factual questions. Our ability to obtain and maintain our proprietary position for our technology will depend on our success in obtaining issued claims that cover our technology and product candidates and being able to enforce those claims against our competitors once granted. We do not know whether any of our pending patent applications will result in the issuance of any patents. Moreover, even our issued patents do not guarantee us the right to practice the patented technology in relation to the commercialization of our product candidates. Third parties may have blocking patents that could be used to prevent us from commercializing our patented products and practicing our patented technology. Our issued patents and those that may be issued in the future may be challenged, invalidated or circumvented, which could limit our ability to stop competitors from marketing related products or the length of the term of patent protection that we may have for our products. In addition, the rights granted under any issued patents may not provide us with proprietary protection or competitive advantages against competitors with similar technology. Furthermore, our competitors may independently develop similar technologies. For these reasons, we may have competition for our products. Moreover, because of the extensive time required for development, testing and regulatory review of a potential product, it is possible that, before any of our products can be commercialized, any related patent may expire or remain in force for only a short period following commercialization, thereby reducing any advantage of the patent.

We may rely, in some circumstances, on trade secrets to protect our technology. However, trade secrets are difficult to protect. We seek to protect our technology and product candidates, in part, by entering into confidentiality agreements with those who have access to our confidential information, including our employees, consultants, advisors, contractors and collaborators. We also seek to preserve the integrity and confidentiality of our proprietary technology and processes by maintaining physical security of our premises and physical and electronic security of our information technology systems. While we have confidence in these individuals, organizations and systems, agreements or security measures may be breached, and we may not have adequate remedies for any breach. In addition, our trade secrets may otherwise become known or be independently discovered by competitors. To the extent that our employees, consultants, advisors, contractors and collaborators use intellectual property owned by others in their work for us, disputes may arise as to the rights in related or resulting know-how and inventions. For this and more comprehensive risks related to our proprietary technology and processes, please see “Risk Factors—Risks Relating to Our Intellectual Property.”

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

Manufacturing

We do not own or operate facilities for cGMP manufacturing of any products. We intend to rely on Alvogen for PF708 manufacturing. We have personnel with experience in the development of United States and European Union cGMP-compliant processes and management of Contract Manufacturing Organizations (CMOs), to oversee the technology transfer to the manufacturers of PF708, and other product candidates that we may develop. Our manufacturing processes employ standard equipment common to CMOs. Our processes also use common and widely available materials, and our well-established manufacturing procedures are robust, scalable, and readily transferable to support our clinical development programs and commercialization of our products. We believe that there are alternate sources of supply that can satisfy our clinical and commercial requirements, although we cannot be certain that identifying and establishing relationships with such sources, if necessary, would not result in significant delay or material additional costs. For a discussion of risks related to our sources and availability of supplies, see “Risk Factors—Risks Relating to our Reliance on Third Parties—We rely on third-party suppliers, and in some instances a single third-party supplier, for the manufacture and supply of certain materials in our protein production services, and these suppliers could cease to manufacture the materials, go out of business or otherwise not perform as anticipated.”

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

U.S. Government Contracts

Revenue from U.S. Government Contracts varies by year. A portion of our government business is subject to renegotiation of profits or termination of contracts or subcontracts at the election of the U.S. Government. In addition to contract terms, we must comply with procurement laws and regulations relating to the formation, administration, and performance of U.S. Government contracts. Failure to comply with these laws and regulations could lead to the termination of contracts at the election of the government or the suspension or debarment from U.S. Government contracting or subcontracting. U.S. Government revenue as a percentage of our total revenue was approximately 3%, 32% and 20% for fiscal years 2019, 2018 and 2017, respectively. For further discussion of risks related to government contracting, see the discussion in Item 1A, “Risk Factors” in this Form 10-K.

Employees

We believe that our success will depend greatly on our ability to identify, attract and retain capable employees. As of December 31, 2019, we had 81 employees, including a total of 21 employees who hold Ph.D. or other doctoral degrees. Our employees are not represented by any collective bargaining unit, and we believe our relations with our employees are good.

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

Pfenex™, Pfenex Biopharmaceuticals™ the Pfenex Biopharmaceuticals logo, and Pfēnex Expression Technology® appearing in this Annual Report on Form 10-K are trademarks of Pfenex and are the property of Pfenex Inc. Trade names, trademarks and service marks of other companies appearing in this Annual Report on Form 10-K are the property of their respective holders.

Information about our Executive Officers

The following table identifies certain information about our executive officers as of March 2, 2020.

Name	Age	Position
Evert B. Schimmelpennink	48	Chief Executive Officer, President, Secretary and Chief Financial Officer
Patrick K. Lucy	52	Chief Business Officer
Dr. Shawn A. Scranton	56	Chief Operating Officer
Dr. Martin B. Brenner	49	Chief Scientific Officer

Evert B. Schimmelpennink has served as our Chief Executive Officer, President and Secretary since August 2017 and as our Chief Financial Officer since November 2019. Prior to his appointment, Mr. Schimmelpennink served as the Chief Executive Officer of Alvotech, a biosimilar development company from 2015 to July 2017. From September 2015 to November 2015, Mr. Schimmelpennink served as Vice President—Global Sterile Injectables of Pfizer Inc., a pharmaceutical company. Prior to that, Mr. Schimmelpennink served as Vice President—Global Generics from 2012 to 2015 and Director of Specialty Injectable Pharma Marketing EMEA & Director of Distributor Operations EMEA from 2011 to 2012 of Hospira, Inc., a pharmaceutical company. From 2002 to 2011, Mr. Schimmelpennink held various roles at Synthon BV, a generics medicine company, including Vice President Marketing and Sales from 2008 to 2011. From 1997 to 2002 he held various roles with Numico NV, a Dutch maker of baby foods and nutritional bars and shakes, including International Product Manager from 2000 to 2002 and Researcher Product Development from 1999 to 2000. Prior to Numico, Mr. Schimmelpennink served as a vaccine technologist at the Dutch National Institute for Public Health and the Environment from 1998 to 1999. Mr. Schimmelpennink received a master’s in bioprocess engineering from the Wageningen University in the Netherlands. The board of directors believes Mr. Schimmelpennink is qualified to serve as a director because of his extensive knowledge of our industry and his prior and current experience as a senior officer of healthcare companies.

Patrick K. Lucy has served as our Senior Vice President, Chief Business Officer since 2014. Mr. Lucy also served as our Interim Chief Executive Officer, President and Secretary from January 2017 to August 2017, when Mr. Schimmelpennink was appointed to those roles. Mr. Lucy previously served as our Vice President of Business Development and Marketing between 2009 and 2014. Prior to joining us, Mr. Lucy held the position of Director of Business Development at DowPharma, a business within The Dow Chemical Company, a chemicals manufacturer, from 2002 to 2009. From 1999 to 2002, he held the position of Director of Business Development at Collaborative BioAlliance, Inc., a biotechnology company, which was acquired by The Dow Chemical Company. From 1998 to 1999, Mr. Lucy worked as a Validation Manager and Capital Project Manager and from 1996 to 1998, as a Quality Control Biochemistry Supervisor at Lonza Biologics Inc., a chemicals and biotechnology company. From 1991 to 1996, Mr. Lucy held various positions at Repligen Corporation, a life sciences company. Mr. Lucy currently serves on the Scientific Advisory Board of Explorations in Global Health (ExGloH) a division within the Leidos Health Group. Mr. Lucy holds a bachelor’s degree in Biology from Villanova University.

Dr. Shawn A. Scranton has served as our Senior Vice President, Chief Operating Officer since October 2018. He previously served as Chief Scientific Consultant for Sentynl Therapeutics, Inc. a wholly owned subsidiarity of Zydus-Cadila, a pharmaceutical company, from 2017 to 2018. From 2015 to 2017, Dr. Scranton served as Senior Vice President, Chief Scientific Officer at Sentynl Therapeutics, Inc., a pharmaceutical company. Prior to Sentynl, Dr. Scranton served as Consultant, Managing Director at Strategic Therapeutic Solutions, LLC, a pharmaceutical consulting company, and from 2007 to 2012, Dr. Scranton served as VP, Scientific Operations at Victory Pharma, Inc., a specialty pharmaceutical company. Dr. Scranton served as Sr. Director of Translational Medicine at Kalypsys, Inc., a pharmaceutical company, from 2005 to 2007, and as Director of Clinical Research/Program Director at Salmedix Corporation, a drug development company, from 2001 to 2005. From 1998 to 2000, Dr. Scranton served as Senior Clinical Research Scientist, Clinical Development at Dura Pharmaceuticals, Inc., a pharmaceutical company. Dr. Scranton holds a Doctor of Pharmacy from the University of the Pacific School of Pharmacy (1994) and a B.A. in Animal Physiology from the University of California, San Diego (1988).

Dr. Martin B. Brenner has served as our Senior Vice President, Chief Scientific Officer since March 2019. From 2017 to 2018, Dr. Brenner served as Chief Scientific Officer at Recursion Pharmaceuticals, Inc., a biotechnology company. From 2016 to 2017, Dr. Brenner served as Vice President and Head of Research and Early Development at Stoke Therapeutics, Inc., a biotechnology company. From 2013 to 2016, Dr. Brenner served as Executive Director, Diabetes & NASH, and Chair of Diabetes & NASH Early Discovery Unit at Merck Research Laboratories of Merck & Co., Inc., a pharmaceutical company. From 2012 to 2013, Dr. Brenner served as Senior Director, Head of Bioscience, CVMD at AstraZeneca PLC, a pharmaceutical company. From 2009 to 2012, Dr. Brenner served as an Associate Research Fellow for the Diabetes Prevention and Remission Group at Pfizer Inc., a pharmaceutical company. From 2003 to 2009, Dr. Brenner served as Senior Research Scientist for the Diabetes Drug Hunting Team at Eli Lilly and Company, a pharmaceutical company. Dr. Brenner holds a Ph.D. in Pharmacology from the Veterinary School of Hannover in Hannover, Germany and a DVM from Veterinary School of Ludwig-Maximilians-University in Munich, Germany.

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

With the exception of three years, we have incurred annual net operating losses since inception, and to date have generated only limited revenue from government contracts, service agreements, collaboration agreements, and reagent protein product sales. We have recognized net income of $1.1 million and net loss of $39.6 million for years ended December 31, 2019 and 2018, respectively. As of December 31, 2019, we had an accumulated deficit of $197.7 million and net working capital of $54.1 million. To date, we have funded our operations primarily through the sale and issuance of common stock in our public offerings, revenue from our collaboration agreements, government contracts, service agreements, and reagent protein product sales, our prior credit facility and the private placement of equity securities. As of December 31, 2019, we had capital resources consisting of cash and cash equivalents of $55.6 million. As we continue to develop and invest more resources into the development and commercialization of our product candidates, our net operating losses will continue over the next several years. For Pfenex to become profitable, Alvogen must successfully commercialize and manufacture the FDA-approved PF708 product and we must successfully develop and obtain regulatory approval for additional product candidates, and effectively manufacture and commercialize the additional product candidates we develop. In June 2018 and February 2019, we entered into agreements with Alvogen in which we granted Alvogen exclusive rights to commercialize PF708 in the United States, MENA, and ROW. In October 2019, we received FDA approval for PF708 and Alvogen is responsible for marketing the FDA-approved PF708 product in the United States. The loss for any reason of Alvogen as a key partner could have a significant and adverse impact on our business. If we are unable to retain Alvogen as a partner on commercially acceptable terms, PF708 may not be commercialized as planned and there could be delays in or suspension of the U.S. commercial launch of the FDA-approved PF708 product. In May 2019, Alvogen, our collaboration partner, submitted a centralized application to the EMA for PF708 and the application was accepted for review. In October 2019, Alvogen’s partner SAJA submitted a Marketing Authorization Application (MAA) for PF708 to the Kingdom of Saudi Arabia's Saudi Food and Drug Authority (SFDA).

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

Our quarterly operating results may fluctuate significantly.

Our operating results are subject to quarterly fluctuations. Our operating results are and will be affected by numerous factors, including:

•	variations in the level of expenses related to our development and any future commercialization programs;
•	sales by Alvogen of the FDA-approved PF708 product;
•	addition or termination of clinical trials;
•	any intellectual property infringement lawsuit in which we may become involved;
•	any disruptions to our and our collaboration partners’ manufacturers or suppliers due to the effect of exposure to infectious disease and epidemics, including the coronavirus outbreak;
•	regulatory developments affecting any of our products; and
•	our execution of any service, collaborative, licensing or similar arrangements, and the timing of payments we may make or receive under these arrangements.

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

Our success depends in part on our continued ability to attract, integrate, retain, and motivate highly qualified management, clinical and scientific personnel, including our ability to develop an effective working relationship among senior management. Our president and chief executive officer, Eef Schimmelpennink, joined us in August 2017; our senior vice president, chief operating officer, Dr. Shawn Scranton, joined us in October 2018; and our senior vice president, chief scientific officer, Dr. Martin Brenner, joined us in March 2019.

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

We believe that our future success is highly dependent upon the contributions of our senior management, particularly our Chief Executive Officer, Chief Business Officer, Chief Operating Officer, and Chief Scientific Officer, as well as our senior scientists and other members of our senior management team. Employment agreements with our Chief Executive Officer, Chief Business Officer, Chief Operating Officer, and Chief Scientific Officer, as well as our offer letters with our senior scientists, all provide for “at-will” employment. The loss of services of any of these individuals could delay or prevent the successful development of our product pipeline, completion of our planned clinical trials or the commercialization of any product candidates we develop.

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

In addition, the FDA-approved PF708 product, and if approved, PF708 and our other product candidates, face competition from companies that develop and commercialize products that compete directly with our products. See “Risks Related to Government Regulation-If the FDA approves other therapeutic equivalent or generic products with Forteo as the reference drug and these drug products are successfully commercialized, the FDA-approved PF708 product may face additional competition and our business could suffer.”

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

Alvogen’s ability to successfully commercialize the FDA-approved PF708 product, the first FDA-approved product that we developed, is critical to the execution of our business strategy. For a discussion of risks relating to the degree of market acceptance and commercial success of the PF708 product, please see the risk factors entitled: “The FDA-approved PF708 product, PF708 and our other product candidates, if approved, face significant competition from the reference products and from therapeutic equivalent products of the reference products, and from other products. Our or our collaboration partners’ failure to effectively compete may prevent us from achieving significant market penetration and expansion;” “Although the FDA-approved PF708 product has obtained regulatory approval from the FDA, PF708 may not be approved by other regulatory authorities and even if PF708 or our other product candidates obtain additional regulatory approvals, they may never achieve market acceptance or commercial success.;” and “If the FDA-approved PF708 product does not receive an “A” therapeutic equivalence designation from the FDA, our business may suffer.” Alvogen may experience significant fluctuations in sales of the FDA-approved PF708 product from period to period and, ultimately, we may never generate sufficient revenue from our agreement with Alvogen to reach or maintain profitability or sustain anticipated levels of operation. Any inability on the part of Alvogen to successfully commercialize the FDA-approved PF708 product in the U.S. and to successfully commercialize PF708 in any significant international markets where PF708 may be subsequently approved, or any significant delay, could have a material effect on our financial condition and results of operations. We have also entered into an agreement with China NT Pharma Group Company Ltd. (NT Pharma) to develop and commercialize PF708 in certain territories. The prospects for the FDA-approved PF708 product and PF708 depend on the expertise, development and commercial skills, and financial strength of Alvogen and NT Pharma.

In addition to our reliance on the commercial success of the FDA-approved PF708 product and PF708, two third parties accounted for more than 10% of our 2019, 2018 and 2017 revenue. For the year ended December 31, 2019, Jazz and Alvogen each accounted for more than 10% of our revenue. Jazz and BARDA each accounted for more than 10% of our revenue in 2018 and 2017.

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

As of December 31, 2019, we had 81 full-time employees, including a total of 21 employees who hold Ph.D. or other doctoral degrees. Our management and personnel, systems and facilities currently in place may not be adequate to support this future growth. Therefore, we will need to continue to expand our managerial, operational, finance and other resources to manage our operations and clinical trials, continue our development activities and potentially commercialize our current product candidates, if approved. In order to effectively execute our growth strategy, we will be required to:

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

Our contracts with the U.S. government, and our subcontracts with U.S. government contractors, require ongoing funding decisions by the U.S. government; reduced or discontinued funding of these contracts could cause our financial condition and operating results to suffer.

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

Our inability to obtain and maintain sufficient product liability insurance at an acceptable cost and scope of coverage to protect against potential product liability claims could impact the commercialization of PF708 and any other products we develop. We currently carry product liability insurance in the amount of $10.0 million in the aggregate. Although we maintain such insurance, any claim that may be brought against us could result in a court judgment or settlement that is in excess of the limits of our insurance coverage. Our insurance policies also have various exclusions and deductibles, and we may be subject to a product liability claim for which we have no coverage. We will have to pay any amounts awarded by a court or negotiated in a settlement that exceed our coverage limitations or that are not covered by our insurance, and we may not have, or be able to obtain, sufficient capital to pay such amounts. Moreover, in the future, we may not be able to maintain insurance coverage at a reasonable cost or in sufficient amounts to protect us against losses. Since we have received FDA approval for the PF708 product in the United States and if we obtain approval for marketing any of our product candidates, we may expand our insurance coverage to include the sale of such products; however, we may be unable to obtain this liability insurance on commercially reasonable terms.

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

We rely on our information technology systems for the effective operation of our business and for the secure maintenance and storage of confidential data relating to our business and third-party businesses. Although we have implemented certain security controls to protect our information technology systems, experienced programmers or hackers may be able to penetrate our security controls, and develop and deploy viruses, worms and other malicious software programs that compromise our confidential information or that of third parties and cause a disruption or failure of our information technology systems. Any such compromise of our information technology systems could result in the unauthorized publication of our confidential business or proprietary information, result in the unauthorized release of customer, supplier or employee data, result in a violation of privacy or other laws, expose us to a risk of litigation, or damage our reputation. The cost and operational consequences of implementing further data protection measures either as a response to specific breaches or as a result of evolving risks, could be significant. In addition, our inability to use or access our information systems at critical points in time could adversely affect the timely and efficient operation of our business. Any delayed sales, significant costs or lost customers resulting from these technology failures could adversely affect our business, operations and financial results.

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

We are also subject to numerous environmental, health and workplace safety laws and regulations, including those governing laboratory procedures, and the handling of biohazardous materials. Although we maintain workers’ compensation insurance to cover us for costs and expenses, we may incur due to injuries to our employees resulting from the use of these materials, this insurance may not provide adequate coverage against potential liabilities. For claims not covered by workers’ compensation insurance, we also maintain an employer’s liability insurance policy in the amount of $1.0 million per occurrence and in the aggregate. We do not maintain insurance for environmental liability or toxic tort claims that may be asserted against us.

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

In July 2016, we entered into a license and option agreement with Jazz, pursuant to which we and Jazz are collaboratively developing hematology/oncology products, including PF743 (JZP-458), a recombinant Erwinia asparaginase, and PF745 (JZP-341), a long-acting Erwinia asparaginase, and Jazz has the exclusive right to manufacture and commercialize such products throughout the world. In December 2017, we amended the agreement. As of December 31, 2019, we may be eligible to receive additional payments under the amended agreement of up to $162.5 million based on achievement of certain research and development, regulatory and sales-related milestones, bringing the total value of payments and potential payments associated with the collaboration to $224.5 million. In addition, we may be eligible to receive tiered royalties on worldwide sales of any products resulting from the collaboration at rates reduced from those under the 2016 agreement.

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

The process of manufacturing the FDA-approved PF708 product is complex, highly-regulated and subject to multiple risks. The manufacture of the FDA-approved PF708 product, PF708, and our product candidates involves complex processes and is subject to the risks more fully described in the risk factor entitled “We rely on our collaboration partners, and other third parties, and in some cases a single third party, to manufacture commercial, nonclinical and clinical supplies of our product candidates, supply key materials to manufacture our other product candidates, and to store critical components of our other product candidates for us. Our business could be harmed if those third parties fail to provide us with sufficient quantities of our other product candidates or fail to do so at acceptable quality levels or prices.”

We have transferred our manufacturing processes for the FDA-approved PF708 product to Alvogen. The transfer of process to Alvogen, or to CMOs selected by Alvogen, and the actual manufacture of the FDA-approved PF708 product by Alvogen or its selected CMOs, is subject to risk and may not ultimately be successful or may take longer to succeed than expected, which could delay or impair commercialization activities in the U.S., which would have an adverse effect on our business.

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

We do not currently have the infrastructure or capability internally to manufacture supplies of our product candidates for use in clinical studies, and we lack the resources and the capability to manufacture any of our product candidates on a clinical or commercial scale. We rely on Alvogen, our collaboration partners, and other third-party manufacturers, including with respect to PF708, to manufacture PF708 or our product candidates for preclinical and clinical studies, and commercial supply. In addition, following FDA approval of PF708, Alvogen will also supply NT Pharma with PF708 if requested by NT Pharma. We have transferred the manufacturing techniques related to PF708 to Alvogen. Moreover, the market for contract manufacturing services for protein therapeutics is highly cyclical, with periods of relatively abundant capacity alternating with periods in which there is little available capacity. If our need for contract manufacturing services increases during a period of industry-wide production capacity shortage, we may not be able to produce our product candidates on a timely basis or on commercially viable terms. Although we generally do not begin a clinical study unless we believe we have a sufficient supply of a product or product candidate to complete such study, any significant delay or discontinuation in the supply of a product or product candidate for an ongoing clinical study due to the need to replace a third-party manufacturer could considerably delay completion of our clinical studies, product testing, and potential regulatory approval of our current product candidates, which could harm our business and results of operations.

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

We, our CRO and our collaboration partners are required to comply with current Good Clinical Practice (cGCP), which are regulations and guidelines enforced by regulatory authorities around the world for products in clinical development. Regulatory authorities enforce these cGCP regulations through periodic inspections of clinical trial sponsors, principal investigators and clinical trial sites. If we, our CRO or our collaboration partners fail to comply with applicable cGCP regulations, the clinical data generated in clinical trials may be deemed unreliable and submission of marketing applications may be delayed or the regulatory authorities may require us to perform additional clinical trials before accepting our applications for review or approving marketing applications. We cannot assure that, upon inspection, a regulatory authority will determine that any of our clinical trials comply or complied with applicable cGCP regulations. In addition, clinical trials must be conducted with product produced under current Good Manufacturing Practices (cGMP) regulations, which are enforced by regulatory authorities. Any failure to comply with these regulations may require us to repeat clinical trials, which would delay the regulatory approval process. Moreover, our business may be implicated if our CRO violates federal or state fraud and abuse or false claims laws and regulations or healthcare privacy and security laws.

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

We rely on third-party suppliers for our protein production services and, in some instances, a single third-party supplier, for the manufacture and supply of certain materials. For example, we currently rely, and expect to continue to rely, on a single-source supplier for the manufacture and supply of CRM197. To meet these demands, our supplier is in the process of increasing production capacity, and we also have established a repository in the United States that is capable of storing a safety stock of CRM197 and the CRM197 cell bank. Furthermore, we have taken steps to identify alternate sources of supply sufficient to support future needs and have several supply agreements in place with other vendors; however, there may be delays in switching to these alternative suppliers if our contract with primary sources are terminated without notice. Regardless of the foregoing alternative measures, we cannot guarantee that we will have an adequate supply of CRM197. If we are unable to secure adequate quantities of CRM197 from our primary supplier, from potential secondary suppliers or from our safety stock, we may be required to identify additional suppliers. If we are required to engage additional suppliers, we may not be able to enter into an alternative supply arrangement on commercially reasonable terms, or at all. Even if we are able to identify additional suppliers and enter into agreements on commercially reasonable terms, we may incur delays associated with identifying and qualifying additional suppliers and negotiating the terms of any supply contracts. These delays could adversely impact our business and negatively affect profitability of our protein production services.

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

We primarily sell CRM197 directly to biopharmaceutical companies and currently have several supply agreements in place for supply of CRM197, although we currently rely, and expect to continue to rely, on a single-source supplier for the manufacture and supply of CRM197. To establish and maintain relationships with customers, we believe we need to maintain adequate supplies of CRM197, remain price competitive, comply with regulatory regulations and provide high quality products. If we are unable to establish and maintain arrangements for the sale of CRM197, our revenue and profits would decline.

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

There has been substantial litigation and other proceedings regarding patent and other intellectual property rights in the pharmaceutical industry. In addition to infringement claims against us, we may become a party to other patent litigation and other proceedings, including interference, derivation or post-grant proceedings declared or granted by the USPTO and similar proceedings in foreign countries, regarding intellectual property rights with respect to our current or future products. For example, on May 6, 2019, Pfenex filed two petitions for inter partes review of U.S. Patent No. 9,422,345 (“the ‘345 patent”, entitled “Expression System”), which is owned by GlaxoSmithKline Biologicals S.A., with the Patent Trial and Appeal Board (“PTAB”) of the U.S. Patent and Trademark Office. The ‘345 patent relates to polynucleotides that express diphtheria toxins, including the diphtheria toxin mutant CRM197. These two petitions, IPR2019-01027 and IPR2019-01028, seek, inter alia, a determination that certain claims in the ‘345 patent are invalid. Institution decisions by the PTAB for IPR2019-01027 and IPR2019-01028 are expected within the 2019 calendar year, and final written decisions on the validity of the challenged claims of the ‘345 patent, if these two petitions are instituted by the PTAB, by the end of 2020. On August 9, 2019, Pfenex filed a third petition for inter partes review of the ‘345 patent with the PTAB of the U.S. Patent and Trademark Office. The third petition, IPR2019-01478, seeks, inter alia, a determination that certain claims in the ‘345 patent are invalid. An institution decision by the PTAB for IPR2019-01478 is expected within the first quarter of 2020, and a final written decision on the validity of the challenged claims of the ‘345 patent, if the third petition is instituted by the PTAB, by the end of the first quarter of 2021. On November 14, 2019, the Board instituted trial on the invalidity grounds in IPR2019-01028, but exercised its discretion not to institute trial on IPR2019-01027 under its rules for multiple petitions. We cannot predict the ultimate outcome of our invalidity claims related to the ‘345 patent. If the claims of the ‘345 patent are upheld as valid and we are unable to enter into licenses on commercially acceptable terms, we could be prevented from commercializing a product or be forced to cease some aspects of our business operations. Third parties may submit applications for patent term extensions in the United States and/or supplementary protection certificates in the EU member States seeking to extend certain patent protection which, if approved, may interfere with or delay the launch of one or more of our biosimilar or vaccine products. The cost to us of any patent litigation or other proceeding, even if resolved in our favor, could be substantial. Some of our competitors may be able to sustain the costs of such litigation or proceedings more effectively than we can because of their substantially greater financial resources. Patent litigation and other proceedings may also absorb significant management time. Uncertainties resulting from the initiation and continuation of patent litigation or other proceedings could impair our ability to compete in the marketplace. The occurrence of any of the foregoing could have a material adverse effect on our business, financial condition or results of operations. We may become involved in lawsuits to protect or enforce our inventions, patents or other intellectual property or the patents of our licensors, which could be expensive and time consuming.

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

Applications for our product candidates could fail to receive regulatory approval or their regulatory approval could be delayed for many reasons, including but not limited to the following:

•

the data collected from clinical studies of our product candidates may not be sufficient to support the submission of a Biologics License Application (BLA) under the section 351(a) pathway of the PHSA; an NDA under the section 505(b)(2) of the Food, Drug, and Cosmetic Act; a BLA for a biosimilar product application under the section 351(k) pathway of the PHSA, a marketing authorization under Article 6 of Regulation (EC) No. 726/2004 and/or Article 8(3), 10(1), 10(3) or 10a of Directive 2001/83/EC in the EEA, a biosimilar marketing authorization under Article 6 of Regulation (EC) No. 726/2004 and/or Article 10(4) of Directive 2001/83/EC in the EEA, or other submission or to obtain regulatory approval in the United States, the EEA, or elsewhere;

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

In addition to obtaining FDA approval of our PF708 NDA, we and Alvogen have been seeking an “A” therapeutic equivalence designation for the FDA-approved PF708 product relative to the reference drug Forteo, which may permit the FDA-approved PF708 product to be automatically substituted for Forteo, depending on applicable laws and policies within each of the 50 states. Consistent with our interactions with the FDA and its draft guidance document on demonstrating the therapeutic equivalence of drug-device combination products, we have completed a comparative human factors study comparing the FDA-approved PF708 product and Forteo. The human factors study was designed to further support a finding that the PF708 product is therapeutically equivalent to Forteo. On October 14, 2019, we announced the successful completion of our PF708 comparative use human factors study and our submission of the final study report to the FDA. The study data demonstrate that the user interface of the FDA-approved PF708 product was noninferior to that of Forteo® for each critical user task evaluated in the study based on a pre-specified statistical analysis of critical patient and caregiver tasks. We submitted the study results to the FDA in October 2019 for the FDA’s consideration of a therapeutic equivalence designation for the FDA-approved PF708 product. While we believe this submission completes the information package required by the FDA to evaluate the therapeutic equivalence of the FDA-approved PF708 product, we cannot assure you that FDA will grant an “A” therapeutic equivalence designation to the FDA-approved PF708 product relative to Forteo, or that the FDA will make a timely decision regarding therapeutic equivalence. In addition, if we do not receive an “A” therapeutic equivalence designation, this may significantly impact Alvogen’s ability to maximize revenues in the marketplace and could have a material adverse effect on our royalty revenues.

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

In order to market our products in the EU, the United States and other jurisdictions, we or our collaboration partners must obtain separate regulatory approvals and comply with numerous and varying regulatory requirements. For example, in the EU, the EMA is responsible for the assessment of centralized marketing authorization applications for human medicines. This procedure results in a single marketing authorization granted by the European Commission that is valid in all EU Member States, as well as in EEA States Iceland, Liechtenstein and Norway. The time required to obtain approval abroad may differ from that required to obtain FDA approval. When a marketing authorization application is submitted to the EMA, a related scientific evaluation is conducted by the EMA’s Committee for Medicinal Products for Human Use (CHMP), and a scientific opinion is prepared concerning the suitability of the product for authorization. This scientific opinion is sent to the European Commission which decides on the grant of marketing authorization. In accordance with the centralized procedure, the maximum timeframe for the evaluation of an MAA is 210 days. This excludes clock stops during which additional information or written or oral explanation is to be provided by the applicant in response to questions of the CHMP.

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

The United Kingdom's departure from the European Union results in uncertainty regarding regulatory requirements.

The United Kingdom left the EU on 31 January 2020, after which the UK has ceased to be an EU Member State. The EU and the UK have reached an agreement which will govern the UK's relation with the EU until the end of 2020. It is uncertain how the legal relation between the UK and the EU will be governed after 2020. The legal frameworks and regulatory requirements applicable to medicinal products may diverge and separate marketing authorizations and other regulatory approvals may be required to place medicinal products on the market and to manufacture, distribute, import and export medicinal products in the UK and in the EU.

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

We may be subject to laws and regulations covering data privacy and security of health information, and the collection, use, disclosure, and the protection of health-related and other personal information. The legislative and regulatory landscape for privacy and data protection continues to evolve, and there has been an increasing focus on privacy and data protection issues which may affect our business. Numerous federal and state laws and regulations, including state security breach notification laws, state health information privacy laws, state genetic privacy laws, and federal and state consumer protection and privacy laws (including, for example, Section 5 of the FTC Act and the California Consumer Privacy Act (CCPA)), govern the collection, use, disclosure, and protection of personal information. Compliance with these laws is difficult, constantly evolving, and time consuming. These laws may differ from each other in significant ways, thus complicating compliance efforts. Failure to comply with such laws and regulations could result in government enforcement actions and create liability for us (including the imposition of significant penalties), private litigation and/or adverse publicity that could negatively affect our business. Federal regulators, state attorneys general, and plaintiffs’ attorneys have been and will likely continue to be active in this space. In addition, healthcare providers who prescribe our products and research institutions we collaborate with are subject to privacy and security requirements under HIPAA. Although we are not directly subject to HIPAA other than potentially with respect to providing certain employee benefits, we potentially could be subject to criminal penalties if we, our affiliates, or our agents knowingly obtain, use, or disclose individually identifiable health information maintained by a HIPAA-covered entity in a manner that is not authorized or permitted by HIPAA.

In California, CCPA took effect on January 1, 2020.  The CCPA establishes certain requirements for data use and sharing transparency and creates new data privacy rights for consumers. These laws and regulations are evolving and subject to interpretation, and may impose limitations on our activities or otherwise adversely affect our business. Similarly, there are a number of legislative proposals in the European Union, the United States, at both the federal and state level, as well as other jurisdictions that could impose new obligations or limitations in areas affecting our business. In addition, some countries are considering or have passed legislation implementing data protection requirements or requiring local storage and processing of data or similar requirements that could increase the cost and complexity of delivering our services and research activities. These laws and regulations, as well as any associated claims, inquiries, or investigations or any other government actions may lead to unfavorable outcomes including increased compliance costs, delays or impediments in the development of new products, negative publicity, increased operating costs, diversion of management time and attention, and remedies that harm our business, including fines or demands or orders that we modify or cease existing business practices.

EU member states, Switzerland and other countries have also adopted data protection laws and regulations that impose significant compliance obligations. In the EU, the collection and use of personal health data is governed by the provisions of the General Data Protection Regulation (GDPR). The GDPR entered into application on 25 May 2018, repealing the Data Protection Directive and increasing our responsibility and liability in relation to the processing of personal data of EU subjects. The GDPR imposes strict obligations and restrictions on the ability to collect, analyze and transfer personal data, including health data from clinical trials and adverse event reporting.

These obligations and restrictions concern, in particular, the legal basis for processing personal data, which may include the consent of the individuals to whom the personal data relates, the information provided to the individuals, the transfer of personal data outside the EU, security breach notifications, security and confidentiality of the personal data, as well as substantial potential fines for breaches of the data protection obligations. Data protection authorities from the different EU member states may interpret the GDPR slightly differently, which adds to the complexity of processing personal data of EU subjects.

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

In March 2010, the ACA was enacted with a goal of reducing the cost of healthcare, improving quality, and expanding access to care. The ACA has substantially changed the way healthcare is financed by both government and private insurers and has significantly affected the pharmaceutical industry. The ACA, among other things, implemented new price reporting requirements for drugs that are inhaled, infused, instilled, implanted or injected, increased the minimum Medicaid rebates owed by manufacturers under the Medicaid Drug Rebate Program and extended the rebate program to individuals enrolled in Medicaid managed care organizations, added new entity types eligible for participation in the Public Health Service’s 340B drug pricing program, established annual fees and taxes on manufacturers of certain prescription drugs, and created a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 70% point-of-sale discounts (as of January 1, 2019) off negotiated prices.

In addition, legislative changes have been proposed and adopted in the U.S. since the ACA was enacted. For example, beginning April 1, 2013, Medicare payments for all items and services, including drugs and biologics, were reduced by 2% per fiscal year under the sequestration required by the Budget Control Act of 2011, as amended by the American Taxpayer Relief Act of 2012. Subsequent legislation extended the 2% reduction to 2029. On January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, further reduced Medicare payments to several providers, including hospitals. We expect that additional healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal, state and foreign governments will pay for healthcare products and services, which could result in reduced demand for the FDA-approved PF708 product or our product candidates, if approved, or additional pricing pressures. Certain provisions of the ACA have been subject to judicial challenges as well as efforts to repeal or replace them or to alter their interpretation and implementation. For example, bills affecting the implementation of certain taxes under the ACA have been signed into law. The Tax Cuts and Jobs Act of 2017, or the Tax Act, included a provision repealing the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year, commonly referred to as the “individual mandate”. In December 2018, the District Court for the Northern District of Texas ruled (i) that the “individual mandate” is unconstitutional as a result of the associated tax penalty being repealed by Congress as part of the Tax Act; and (ii) the individual mandate is not severable from the rest of the ACA, and as a result the entire ACA is invalid. In December 2019, the U.S. Court of Appeals for the Fifth Circuit affirmed the district court’s decision that the individual mandate is unconstitutional but remanded the case to the district court to reconsider the severability question. It is unclear how the ultimate decision in this case, which is now pending before the Supreme Court, or other efforts to repeal, replace, or invalidate the ACA or its implementing regulations, or portions thereof, will affect our business.

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

Our stock is currently traded on NYSE American, but we can provide no assurance that we will be able to maintain an active trading market on NYSE American or any other exchange in the future. The trading volume of our stock tends to be low relative to our total outstanding shares, and we have several stockholders who hold substantial blocks of our stock. As of December 31, 2019, we had 32,266,708 shares of common stock outstanding, and stockholders holding at least 5% of our stock, individually or with affiliated persons or entities, collectively beneficially owned or controlled approximately 48% of such shares. Sales of large numbers of shares by any of our large stockholders could adversely affect our trading price, particularly given our relatively small historic trading volumes. If stockholders holding shares of our common stock sell, indicate an intention to sell, or if it is perceived that they will sell, substantial amounts of their common stock in the public market, the trading price of our common stock could decline.

Since shares of our common stock were sold in our initial public offering in July 2014 at a price of $6.00 per share, our stock price has ranged from $2.07 to $24.41 through December 31, 2019. In addition to the factors discussed in this “Risk Factors” section and elsewhere in this annual report on Form 10-K, factors that may cause volatility in our share price include:

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

The stock market in general and market prices for the securities of biopharmaceutical companies like ours in particular, have from time to time experienced volatility that often has been unrelated to the operating performance of the underlying companies. These broad market and industry fluctuations may adversely affect the market price of our common stock regardless of operating performance.

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

We may from time to time issue additional shares of common stock at a discount from the current trading price of our common stock. As a result, our stockholders would experience immediate dilution upon the purchase of any shares of our common stock sold at such discount. Any such future issuance could result in substantial dilution to our existing stockholders and could cause our stock price to decline. In addition, as opportunities present themselves, we may enter into financing or similar arrangements in the future, including the issuance of debt securities, preferred stock or common stock. If we issue common stock or securities convertible into common stock, our common stockholders would experience additional dilution and, as a result, the market price of our common stock may decline.

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

The 2019 net operating loss carryforwards are available to offset future taxable income until such unused losses expire. Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change,” generally defined as a greater than 50 percentage point change (by value) in its equity ownership by certain stockholders over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards, or NOLs, and other pre-change tax attributes (such as research tax credits) to offset its post-change income or taxes may be limited. We may have experienced an ownership change in connection with sale of securities pursuant to a predecessor registration statement or otherwise and we may experience ownership changes in the future as a result of shifts in our stock ownership, including as a result of the sale of securities. As a result, if or when we earn net taxable income, our ability to use our pre-change NOLs to offset such taxable income may be subject to limitations. Similar provisions of state tax law may also apply to limit our use of accumulated state tax attributes. As a result, even if we attain profitability, we may be unable to use a material portion of our NOLs and other tax attributes, which could adversely affect our future cash flows.

We are incurring increased costs as a result of operating as a public company and our management is required to devote substantial time to new compliance initiatives and corporate governance practices including maintaining an effective system of internal control over financial reporting.

As a public company, we are incurring significant legal, accounting and other expenses that we did not incur as a private company. We ceased to be an “emerging growth company” on December 31, 2019 and are no longer eligible for reduced disclosure requirements and exemptions applicable to “emerging growth companies.” As such, we will be required to hold a say-on-pay vote and a say-on-frequency vote at our 2020 annual meeting of stockholders. We expect that our loss of “emerging growth company” status will require additional attention from management and will result in increased costs to us, which could include higher legal fees, accounting fees and fees associated with investor relations activities, among others. In addition, the Sarbanes-Oxley Act and rules subsequently implemented by the SEC, and the NYSE American impose numerous requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. Also, the Securities Exchange Act of 1934 (Exchange Act), as amended, requires, among other things, that we file annual, quarterly and current reports with respect to our business and operating results. Our management and other personnel devote a substantial amount of time to comply with these laws and regulations. These requirements have increased and will continue to increase our legal, accounting, and financial compliance costs and have made and will continue to make some activities more time consuming and costly. For example, we expect these rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to incur substantial costs to maintain the same or similar coverage. These rules and regulations could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors or our board committees or as executive officers. These rules and regulations are often subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and changing governance practices.

The Sarbanes-Oxley Act requires, among other things, that we assess the effectiveness of our internal control over financial reporting annually and the effectiveness of our disclosure controls and procedures quarterly. In particular, Section 404(a) of the Sarbanes-Oxley Act requires us to perform system and process evaluation and testing of our internal control over financial reporting to allow management to report on the effectiveness of our internal control over financial reporting. Section 404(b) of Sarbanes-Oxley Act (Section 404(b)) also requires our independent registered public accounting firm to attest to the effectiveness of our internal control over financial reporting. As an “emerging growth company,” we availed ourselves of the exemption from the requirement that our independent registered public accounting firm attest to the effectiveness of our internal control over financial reporting under Section 404(b). However, we may no longer avail ourselves of this exemption since we ceased to be an “emerging growth company” on December 31, 2019. As a result, our independent registered public accounting firm is required to undertake an assessment of our internal control over financial reporting and the cost of our compliance with Section 404(b) will correspondingly increase. Our compliance with applicable provisions of Section 404 requires us and will continue to require us to incur substantial accounting expense and expend significant management time on compliance-related issues as we implement additional corporate governance practices and comply with reporting requirements.

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

If we fail to maintain effective internal control over financial reporting in the future, the accuracy and timing of our financial reporting may be impaired, which could adversely affect our business and our stock price.

The Sarbanes-Oxley Act requires, among other things, that we maintain effective internal control over financial reporting and disclosure controls and procedures. In particular, we must perform system and process evaluation and testing of our internal control over financial reporting to allow management to report on the effectiveness of our internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. Our testing may reveal deficiencies in our internal control over financial reporting that are deemed to be material weaknesses.

Our compliance with Section 404 requires that we incur substantial accounting expense and expend significant management time on compliance-related issues. We currently do not have an internal audit group, and we continue to evaluate our need for additional accounting and financial staff with appropriate public company experience and technical accounting knowledge. Moreover, if we do not comply with the requirements of Section 404, or if we or our independent registered public accounting firm identify deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, the market price of our stock could decline and we could be subject to sanctions or investigations by the NYSE American, the SEC, or other regulatory authorities, which would require additional financial and management resources.

Our directors, executive officers and principal stockholders will continue to have substantial control over us and could limit investors’ ability to influence the outcome of key transactions, including transactions that would cause a change of control.

As of December 31, 2019, our executive officers, directors and stockholders who owned more than 5% of our outstanding common stock and their respective affiliates beneficially owned or controlled approximately 50% of the outstanding shares of our common stock. Accordingly, these executive officers, directors and stockholders and their respective affiliates, acting as a group, have substantial influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets or any other significant corporate transactions. These stockholders may therefore delay or prevent a change of control of us, even if such a change of control would benefit our other stockholders. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.

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

As of December 31, 2019, we leased a total of approximately 46,959 square feet of office and laboratory space located at 10790 and 10788 Roselle Street, San Diego, CA 92121. The lease expires on March 31, 2024. We believe that our existing facilities are adequate to meet our business requirements for the foreseeable future and that additional space will be available on commercially reasonable terms, if required.

Item 3.	Legal Proceedings

On May 6, 2019, Pfenex filed two petitions for inter partes review of U.S. Patent No. 9,422,345 (“the ‘345 patent”; entitled “Expression System”), which is owned by GlaxoSmithKline Biologicals S.A., with the Patent Trial and Appeal Board (“PTAB”) of the U.S. Patent and Trademark Office. The ‘345 patent relates to polynucleotides that express diphtheria toxin mutants, including the diphtheria toxin mutant CRM197. These two petitions, IPR2019-01027 and IPR2019-01028, seek, inter alia, a determination that certain claims in the ‘345 patent are invalid. Institution decisions by the PTAB for IPR2019-01027 and IPR2019-01028 are expected within the 2019 calendar year, and a final written decision determining the validity of the challenged claims of the ‘345 patent, if these two petitions are instituted by the PTAB, by the end of 2020. On August 9, 2019, Pfenex filed a third petition for inter partes review of the ‘345 patent with the PTAB of the U.S. Patent and Trademark Office. The third petition, IPR2019-01478, seeks, inter alia, a determination that certain claims in the ‘345 patent are invalid. An institution decision by the PTAB for IPR2019-01478 is expected within the first quarter of 2020, and a final written decision on the validity of the challenged claims of the ‘345 patent, if the third petition is instituted by the PTAB, by the end of the first quarter of 2021. On November 14, 2019, the Board instituted trial on the invalidity grounds in IPR2019-01028, but exercised its discretion not to institute trial on IPR2019-01027 under its rules for multiple petitions.

Item 4.	Mine Safety Disclosures.

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information and Holders of Record

Our common stock has been listed on the NYSE American under the symbol “PFNX” since July 24, 2014. Prior to that date, there was no public trading market for our common stock. As of March 2, 2020, we had 20 holders of record of our common stock. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

The graph below shows the cumulative total stockholder return assuming the investment of $100 as of the close on December 31, 2014, and the reinvestment of dividends thereafter in each of (i) Pfenex Inc.’s common stock, (ii) the ARCA Biotechnology Index and, (iii) the S&P 500 Index. The comparisons in the graph below are based upon historical data and are not indicative of, or intended to forecast, future performance of our common stock or the index. The prices are as of December 31, 2014 to the close at December 31, 2019.

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

The consolidated statements of operations data for the years ended December 31, 2019, 2018 and 2017and the consolidated balance sheet data as of December 31, 2019 and 2018 are derived from our audited financial statements appearing in Item 8, “Financial Statements and Supplementary Data,” of this Annual Report on Form 10-K. The consolidated statements of operations data for the year ended December 31, 2016 and 2015 and the consolidated balance sheet data as of December 31, 2017, 2016 and 2015 are derived from audited financial statements not included in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of the results to be expected in the future.

	Years Ended December 31,
	2019	2018	2017	2016	2015
	(in thousands, except for per share data)
Revenues	$50,326	$14,857	$28,780	$60,194	$9,583
Expense:
Cost of revenue (1)	4,891	5,022	5,156	5,313	4,640
Research and development (1)	25,533	33,854	31,925	32,418	18,183
Selling, general and administrative	19,078	15,832	17,674	17,340	14,598
Total expense	49,502	54,708	54,755	55,071	37,421
Income (loss) from operations	824	(39,851)	(25,975)	5,123	(27,838)
Other income (expense), net	235	258	119	149	74
Income (loss) before income taxes	1,059	(39,593)	(25,856)	5,272	(27,764)
Income tax (provision) benefit	(1)	—	172	209	(452)
Net income (loss)	$1,058	$(39,593)	$(25,684)	$5,481	$(28,216)
Net income (loss) attributable to common stockholders	$1,058	$(39,593)	$(25,684)	$5,481	$(28,216)
Basic and diluted net income (loss) per share attributable to common stockholders	$0.03	$(1.40)	$(1.09)	$0.23	$(1.26)
Basic weighted-average shares used to compute net income (loss) per share attributable to common stockholders	31,602	28,340	23,503	23,389	22,376
Diluted weighted-average shares used to compute net income (loss) per share attributable to common stockholders	32,373	28,340	23,503	23,688	22,376

(1)	Please refer to Note 1 of our consolidated financial statements for an explanation of the method used to recognize cost of revenue and research and development expense.

Other Financial Data

	As of December 31,
	2019	2018	2017	2016	2015
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents and short-term investments	$55,624	$56,220	$57,664	$81,501	$106,162
Restricted cash	200	200	200	—	3,959
Accounts and unbilled receivables, net	5,628	5,171	1,306	2,822	2,683
Inventory	—	—	—	—	24
Property and equipment, net	7,744	7,671	7,397	5,246	3,179
Right-of-use asset	3,903	—	—	—	—
Goodwill and intangibles	9,310	9,825	10,348	10,878	11,409
Other	2,478	2,191	2,476	2,675	4,278
Total assets	$84,887	$81,278	$79,391	$103,122	$131,694
Current liabilities	$9,666	$12,133	$11,046	$10,696	$6,883
Deferred revenue	—	7,817	10,163	12,255	48,095
Debt	—	—	—	—	3,813
Lease liabilities – long-term	2,896	—	—	—	—
Other	26	191	419	26	1,722
Total liabilities	12,588	20,141	21,628	22,977	60,513
Stockholders’ equity	72,299	61,137	57,763	80,145	71,181
Total liabilities and stockholders’ equity	$84,887	$81,278	$79,391	$103,122	$131,694

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

We are a development and licensing biotechnology company focused on leveraging our proprietary protein production platform, Pfēnex Expression Technology®, to develop next generation and novel protein therapeutics to meaningfully improve existing therapies and create novel therapies for some of the biological targets linked to critical diseases still waiting to successfully be addressed. We have extensive experience in protein therapeutic development and our proven platform enables deliberate and rapid candidate selection, fast drug development, and potentially higher success rates for a wide range of complex modalities. We aim to leverage existing drug development successes into a broad pipeline that is diversified across multiple assets, including U.S. Food and Drug Administration (FDA) approved, next generation and novel biopharmaceutical products.

In October 2019, the FDA approved the new drug application (NDA) for PF708 under the 505(b)(2) regulatory pathway, with Forteo® (teriparatide injection) as the reference drug.  The FDA-approved PF708 product is indicated for the treatment of osteoporosis in certain patients at high risk for fracture. Marketing authorization applications are pending in other jurisdictions. This FDA-approved PF708 product will be commercialized and manufactured in the U.S. by our collaboration partner, Alvogen. In November of 2019, in accordance with the Development and License Agreement, (US Alvogen Agreement), we transferred the NDA to Alvogen. Alvogen intends to launch the FDA-approved PF708 product in the U.S. upon an FDA decision on the therapeutic equivalence evaluation of the product.

Our other products and collaborations include PF743 (JZP-458), which we are developing in collaboration with Jazz Pharmaceuticals for the treatment of acute lymphoblastic leukemia (ALL) or lymphoblastic lymphoma and which commenced a pivotal Phase 2/3 clinical study in December 2019. We also have collaborations based on CRM197, a diphtheria toxoid carrier protein used in prophylactic and therapeutic vaccine candidates, with Merck & Co Inc. (Merck) and Serum Institute of India Private Limited (SIIPL).  Both Merck and SIIPL have licenses to the Pfēnex Expression Technology for the production of CRM197 for use in conjugate vaccine products. Merck’s V114, a 15-valent Pneumococcal conjugate vaccine is currently in 15 Phase 3 clinical trials, and SIIPL’s Pneumosil®, a 10-valent Pneumococcal vaccine designed for the developing world, recently achieved World Health Organization (WHO) Prequalification allowing the product to be procured by United Nations agencies and Gavi, the Vaccine Alliance. In addition, a Phase 3, randomized, double-blind study to evaluate the immunogenicity, safety and tolerability of Pneumosil in healthy Indian infants has been completed and SIIPL is currently in the process of submitting the data from the Phase 3 trial to the Drug Controller General of India (DCGI) in support of India marketing authorization.

In the third quarter of 2019, we added PF810, a peptide based next generation therapeutic, to our wholly owned pipeline. PF810 is currently in preclinical development.  In addition, we have established a strategic collaboration with Arcellx, Inc. (Arcellx) to advance multiple proprietary sparX proteins that activate, silence and reprogram Antigen-Receptor Complex T cell based therapies based on the Arcellx product platform.

Our FDA-Approved Product, Our Product Candidates and Collaborations

The following summarizes certain information about the FDA-approved product that we developed, our pipeline candidates, and collaborations:

Our FDA-Approved Product, Product Candidates and Collaborations		Branded Reference Drug	Program
FDA-Approved PF708 Product		Forteo®	• Approved in the United States; licensed to Alvogen
PF708		Forteo®	• Product candidate in EU, MENA, and Rest of World licensed to Alvogen (excluding areas licensed to NT Pharma)
• Product candidate in Mainland China, Hong Kong, Singapore, Malaysia, Thailand licensed to NT Pharma
Multiple Hematologic Oncology Product Candidates		N/A	• PF743 (JZP-458) – Recombinant Erwinia asparaginase • PF745 (JZP-341) – Long-acting recombinant Erwinia asparaginase • PF690* – pegaspargase
Peptide based next generation therapeutic		N/A	• PF810

Arcellx sparX programs		N/A	• PF753
• PF754
‑

*Jazz retains an exclusive option to license this product pursuant to certain option triggers.

In pursuit of novel wholly-owned product candidates, we have also established a collaboration with a third-party technology platform company who is screening our selected, validated biological targets with its novel binding modality library in an effort to identify potential lead product candidates.  Those candidates will be transferred to us and could become wholly owned product candidates developed by us.

FDA-Approved PF708 Product

In October 2019, the FDA approved the NDA for PF708 under the 505(b)(2) regulatory pathway, with Forteo® (teriparatide injection) as the reference drug. The FDA-approved PF708 product is indicated for the treatment of osteoporosis in certain patients at high risk for fracture. The FDA-approved PF708 product will be commercialized and manufactured in the U.S. by our collaboration partner, Alvogen. In November of 2019, we transferred the NDA to Alvogen pursuant to our collaboration agreement. Forteo (marketed by Eli Lilly and Company) achieved $1.4 billion in global product sales in 2019. Almost half of these product sales came from the United States alone. Alvogen intends to launch the FDA-approved PF708 product in the U.S. upon an FDA decision on the therapeutic equivalence evaluation of the product.

The FDA approval of the FDA-approved PF708 product was supported by data from Study PF708-301, which compared the effect of PF708 and Forteo in osteoporosis patients. The PF708-301 study enrolled a total of 181 patients, with 90 patients receiving PF708 and 91 patients receiving Forteo. Eighty-two patients completed the study in the FDA-approved PF708 product treatment group, compared with 81 patients in the Forteo treatment group. The primary study endpoint was anti-drug antibody (ADA) incidence after 24 weeks of drug treatment. 2.2% (2/90) of patients who received PF708 and 2.2% (2/91) of patients who received Forteo had detectable antibodies to teriparatide, and one of the two patients who received PF708 developed neutralizing antibodies to teriparatide. The secondary study endpoints included mean percentage changes in lumbar-spine bone mineral density (BMD) and median percentage changes in bone turnover markers (BTM) after 24 weeks of drug treatment, as well as pharmacokinetic (PK) parameters for up to four hours after the first dose. Safety endpoints were incidences of adverse events (AE) and serious adverse events (SAE).

The PF708-301 study showed comparable overall profiles between PF708 and Forteo across multiple endpoints. These results from the PF708-301 study, along with bioequivalence findings from Study PF708-101 in healthy subjects, supported the PF708 NDA submitted in December 2018 pursuant to the 505(b)(2) pathway. On October 4, 2019 the NDA was approved by the FDA.

In addition to obtaining FDA approval of PF708, we have been continuing our efforts to obtain an “A” therapeutic equivalence designation for the product relative to its reference drug, Forteo. A determination of therapeutic equivalence (as shown by an “A” rating) may permit the FDA-approved PF708 product to be automatically substituted for Forteo, depending on applicable laws and policies within each of the 50 states in the U.S. Consistent with our interactions with the FDA and the agency’s draft guidance document on comparative use human factors studies for demonstrating the therapeutic equivalence of drug-device combination products, we successfully completed the PF708 comparative use human factors (HF) study and submitted the final study report to the FDA in October 2019. The study data demonstrate that the user interface of the FDA-approved PF708 product was noninferior to that of Forteo for each critical user task evaluated in the study based on a pre-specified statistical analysis of critical patient and caregiver tasks.

The comparative use HF study was a simulated use study intended to evaluate the effect of each product’s delivery device and user interface on critical task performance by untrained osteoporosis patients and caregivers. The study used a paired design of the FDA-approved PF708 and the Forteo products.

A total of 102 untrained participants, 52 osteoporosis patients and 50 caregivers, completed the study. For 67% (12 of 18) of critical tasks performed in the patient user group, and 83% (15 of 18) performed in the caregiver group, PF708 had fewer or equal user errors when compared to Forteo. Importantly, in each of the instances where PF708 had marginally higher user error rates 33% (6/18) of critical tasks performed in the patient user group, and 17% (3/18) of critical tasks performed in the caregiver user group, the magnitude of the differences (≤ 2 UEs and ≤ 3 UEs, respectively) did not exceed the predetermined maximum allowable difference in either user group. For these reasons, we believe the study data demonstrate that the user interface of the FDA-approved PF708 product is noninferior to that of Forteo based on pre-specified statistical analysis of critical patient and caregiver tasks. With submission of the final study report to FDA, we believe this completes the information package required by the FDA to evaluate the therapeutic equivalence of the PF708 product. For a discussion of certain significant risks relating to the FDA-approved PF708 product, please see the following Risk Factors: “The FDA-approved PF708 product, PF708 and our other product candidates, if approved, face significant competition from the reference products and from therapeutic equivalent products of the reference products, and from other products. Our or our collaboration partners’ failure to effectively compete may prevent us from achieving significant market penetration and expansion.” and “If the FDA-approved PF708 product does not receive an “A” therapeutic equivalence designation from the FDA, our business may suffer.”

In June 2018, we and Alvogen entered into the US Alvogen Agreement pursuant to which Alvogen received the exclusive right to commercialize and manufacture PF708 in the United States. Alvogen intends to launch the FDA-approved PF708 product in the U.S. upon an FDA decision on the therapeutic equivalence evaluation of the product. In February 2019 we and Alvogen expanded our collaboration, granting Alvogen exclusive rights to commercialize and manufacture PF708 in the EU, certain countries in the Middle East and North Africa (MENA), and the rest of the world (ROW) territories (the latter defined as all countries outside of the EU, US and MENA, excluding Mainland China, Hong Kong, Singapore, Malaysia and Thailand). We believe this collaboration leverages Alvogen’s established international experience and expertise in regulatory, IP and supply chain activities, as well as its established network of specialty pharmaceutical companies to conduct sales and marketing activities in these regions.

Alvogen submitted a centralized application to the European Medicines Agency (EMA) for PF708 on May 6, 2019, and the filing was accepted by the EMA on May 23, 2019. We believe that PF708 could be approved in the EU as early as the second half of 2020, pending marketing authorization by the European Commission under the EU centralized procedure and other factors. In October 2019, Alvogen’s partner SAJA, submitted a Marketing Authorization Application (MAA) for PF708 to the Kingdom of Saudi Arabia's Saudi Food and Drug Authority (SFDA). Subject to applicable regulatory approvals, PF708 will be commercialized in Europe and other jurisdictions by Alvogen’s current and/or future commercialization partners including Theramex in Europe, SAJA, a Tamer Group company in MENA, JAMP Pharma in Canada, Kamada Ltd. in Israel, and Pharmbio Korea, Inc. in South Korea. Alvogen is responsible for overseeing any clinical development, regulatory, litigation, commercial manufacturing or commercialization activities of its partners in these jurisdictions. We are eligible to receive additional upfront and milestone payments of $1.5 million for the EU, MENA and ROW agreements, and we may also be eligible to receive up to 60% of Alvogen’s gross profit derived from product sales, if approved, depending on geography and cost of goods sold. In connection with the October 2019 FDA approval of PF708, we earned a $2.5 million milestone payment under our collaboration with Alvogen payable upon Alvogen’s receipt of notice of NDA approval.

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

Jazz Collaboration—multiple hematologic oncology product candidates- In July 2016, we entered into a license and option agreement with Jazz, pursuant to which we and Jazz are developing hematologic oncology products, including PF743 (JZP-458), a recombinant Erwinia asparaginase, and PF745 (JZP-341), a long-acting recombinant Erwinia asparaginase, and Jazz will have the exclusive right to manufacture and commercialize such products throughout the world. In addition, pursuant to the agreement, we have granted Jazz certain other rights to negotiate the exclusive right to develop, manufacture and commercialize throughout the world other hematologic oncology products that are currently or in the future may be developed by us. Both PF743 (JZP-458) and PF745 (JZP-341) are being developed for the treatment of ALL and other hematological malignancies. In the third quarter of 2017, we achieved a process development milestone associated with this collaboration. In December 2017, we and Jazz signed an amended and restated agreement under which we will be eligible to receive an additional $43.5 million in amendment fee and development milestone payments as compared to the 2016 agreement, increasing the total value of upfront, option and amendment fee payments and potential payments for the achievement of development, regulatory and sales-related milestones associated with the collaboration to an aggregate of $224.5 million. We will also continue to be eligible to receive tiered royalties on worldwide sales of any products resulting from the collaboration at rates reduced from those under the 2016 agreement. In December 2017, as part of the amended and restated agreement, we received a total payment of $18.5 million, consisting of an upfront payment of $5.0 million and a payment of $13.5 million for development achievement. In the second quarter of 2018, we achieved two development milestones and received $0.8 million for successful achievement of process development milestones for PF745. In August 2019, Jazz reported that they completed a Phase 1 study for PF743 (JZP-458). After receiving Fast Track designation from the U.S. Food and Drug Administration in October 2019, Jazz announced the initiation of a Phase 2/3 pivotal study for PF743(JZP-458) in December 2019 and recently announced their intent to file a Biologics License Application (BLA) with the US FDA as early as the fourth quarter of 2020. In September and December 2019, we achieved development milestones and received $11 million and $15 million, respectively, in connection with process development activities for PF745 (JZP-341).

CRM197 — We have both licenses and supply agreements in place for CRM197, which is a non-toxic mutant of diphtheria toxin. CRM197 is a well-characterized protein and functions as a carrier for polysaccharides and haptens, making them immunogenic. We have developed unique CRM197 production strains based on our Pfēnex Expression Technology platform. As a result of our development efforts, we previously entered into commercial licenses for production strains capable of producing CRM197 with both Merck and SIIPL. Merck and SIIPL are using the CRM197 produced via the licensed production strain in multiple clinical stage and pre-clinical products. The clinical stage products currently include Merck’s 15-valent pneumococcal conjugate vaccine, PCV-15 (V114), currently in several ongoing Phase 3 clinical studies, and SIIPL’s 10-valent pneumococcal conjugate vaccine, Pneumosil®, which achieved WHO Prequalification in December 2019, and a pentavalent meningococcal conjugate vaccine currently in a Phase 3 clinical study. The CRM197 production strains utilized by both Merck and SIIPL are unique and exclusively licensed to each party. The commercial license agreements with Merck and SIIPL contemplate potential maintenance and milestone fees as well as royalties on net sales. Additionally, as part of the SIIPL commercial license agreement, SIIPL supplies both reagent grade and cGMP CRM197 to Pfenex, which supplies the product to vaccine development-focused pharmaceutical partners.

Arcellx Development, Evaluation and License Agreement - We previously entered into a development, evaluation and license agreement with Arcellx which provides access to the Pfēnex Expression Technology platform to advance Arcellx’s proprietary sparX proteins that activate, silence and reprogram Antigen- Receptor Complex T cell-based therapies. Under the terms of the agreement, we are eligible to receive development funding in addition to development, regulatory and commercial milestones ranging from $2.6 million to $18 million for each product incorporating a sparX protein expressed using a production strain based on the Pfēnex Expression Technology, as well as royalties on worldwide sales of any such products. We have completed the development of both sparX 1 and sparX 2 and Arcellx has opted into the commercial license for both production strains. As of December 31, 2019, we have earned $2.4 million in development funding from Arcellx.

Additional Biosimilar, Novel Vaccine and Other Pipeline Products — Our pipeline includes biosimilar candidates to certain reference products, including biosimilar candidates to Lucentis (PF582) and Neulasta (PF529) and two novel anthrax vaccine candidates, Px563L and RPA563, which are funded by the Biomedical Advanced Research and Development Authority (BARDA). In November of 2017, we paused development on both PF582 and PF529. We do not intend to advance PF582 or PF529 without development and commercial collaboration partners. In March 2019 we received a notice from BARDA advising us of BARDA’s decision not to exercise development options for cGMP manufacturing, preclinical studies and Phase 1/2b study readiness in connection with our Px563L and RPA563 novel anthrax vaccine program. Following the receipt of the notice from BARDA and pursuant to discussions with BARDA, we deprioritized this program in our portfolio.

To date, PF708 is our only FDA approved product under the 505(b)(2) regulatory pathway, with Forteo as the reference drug. Our product candidates are enabled by our patented protein production platform, Pfēnex Expression Technology, which we believe confers several important competitive advantages compared to traditional techniques for protein production, including the ability to produce complex proteins with higher accuracy and greater degree of protein purity, as well as speed and cost advantages. The development of proteins requires several competencies which represent both challenges and barriers to entry. Due to their inherent complexity, proteins require the use of living organisms to efficiently produce them at a large scale. Traditional techniques for protein production employ a trial and error approach to production organism, or strain, selection and process optimization, which is inherently inefficient and typically produces suboptimal results. This historically inefficient process provides barriers to creating or replicating complex proteins, adds significant time to market and results in the high cost of goods typical of biologic therapeutics. Together, these limitations pose significant hurdles for companies interested in entering the market with novel biologics, biosimilars and therapeutic equivalents. Our platform utilizes a proprietary high throughput fully automated parallel approach, which allows the construction and testing of thousands of unique protein production strains in parallel, thereby allowing us to produce and characterize complex proteins while reducing the time and cost of development and long-term production.

The potential market opportunities for our most advanced product candidate, PF708, are substantial. We have developed PF708 as a therapeutic equivalent candidate to Forteo, which achieved product sales of approximately $1.4 billion in 2019. Approximately 46% of these product sales came from the U.S. alone. In 2019, Forteo lost patent protection with respect to claims of patents listed in the Orange Book related to compounds, methods of treatment, and formulations in the U.S. An additional Orange Book listed patent, which has claims relating to the delivery system, expires in 2025. In accordance with regulatory requirements, we provided notice of Paragraph IV certification (Notice Letter) to Eli Lilly and Company (Lilly) on February 19, 2019 that PF708 does not infringe any valid claim of the ’334 patent. Under the Hatch-Waxman Act, Lilly had 45 days from the receipt of the Notice Letter to file a patent infringement lawsuit against us that would cause a 30-month litigation stay of approval for PF708. On April 11, 2019 we announced the expiration of the 45-day period for Lilly to file a lawsuit under the Hatch-Waxman Act and stay the approval of PF708 for 30 months. Lilly did not file a lawsuit within this time period, and there was no 30-month litigation stay that delayed approval of the FDA-approved PF708 product.

Our revenue for the three months ended December 31, 2019 and 2018 was $24.4 million and $3.4 million, respectively, and was $50.3 million and $14.9 million for the twelve months ended December 31, 2019 and 2018, respectively. Our historical revenue has been primarily derived from monetizing our Pfēnex Expression Technology through collaboration agreements, service agreements, government contracts and reagent protein product sales, which provide for various types of payments, including upfront payments, funding of research and development, milestone payments, intellectual property access fees and licensing fees.

As of December 31, 2019, we had an accumulated deficit of $197.7 million, of which $89.8 million was attributable to recognizing the accretion in the redemption value of our convertible preferred stock. We recognized net income of $11.6 million and net loss of $6.8 million for the three months ended December 31, 2019 and 2018, respectively, and net income of $1.1 million and net loss of $39.6 million for the twelve months ended December 31, 2019 and 2018, respectively.

As we continue to develop and invest more resources into the development and commercialization of our product candidates, our net operating losses may increase over the next several years. Research and development expenses will continue to be material as we incur further costs of development. We are currently developing our wholly owned therapeutics, establishing additional product development partnerships, and investigating and targeting novel modalities for possible future lead candidates, and we do not yet have an extensive sales organization. We will need substantial additional funding to support our operating activities, especially as we approach anticipated regulatory approval in the United States, Europe and other territories, and begin to establish our commercialization capabilities. Adequate funding may not be available to us on commercially reasonable terms, or at all. Since our inception, we have funded our operations primarily through the sale and issuance of common stock in our public offerings, revenue from our collaboration agreements, government contracts, service agreements, and reagent protein product sales, our prior credit facility and the private placement of equity securities. We have devoted substantially all of our capital resources to the research and development of our product candidates and working capital requirements.

Recent Developments

In January and February 2020, we sold approximately 1.8 million shares of our common stock through an “at-the-market” equity offering program, for aggregate gross proceeds of approximately $20.0 million.

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

Revenues

Our revenues to date have been generated primarily through collaboration and license agreements. Our collaboration and license agreements frequently contain multiple elements including (i) intellectual property licenses, and (ii) product research and development services. Consideration received under these arrangements may include upfront payments, research and development funding, cost reimbursements, milestone payments, payments for product sales and royalty payments. Our customers include Alvogen, NT Pharma, Jazz, Arcellx, and BARDA.

Effective January 1, 2019 (Adoption Date), we adopted ASC 606, Revenue from Contracts with Customers (ASC 606). ASC 606 supersedes prior revenue recognition guidance and establishes a comprehensive revenue recognition model with a broad principle that requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve this principle, an entity identifies the contract with a customer, identifies the separate performance obligations in the contract, determines the transaction price, allocates the transaction price to the separate performance obligations and recognizes revenue when each separate performance obligation is satisfied. The standard allows for two methods of adoption: (a) “full retrospective” adoption, meaning the standard is applied to all periods presented, or (b) “modified retrospective” adoption, meaning the cumulative effect of applying the new guidance is recognized as an adjustment to the opening retained earnings balance for the year of implementation. We have adopted this standard as of January 1, 2019 using the modified retrospective method for those contracts which were not substantially completed as of the transition date.  As a result, we have changed our accounting policy for revenue recognition as detailed below.  The cumulative impact to our accumulated deficit balance at the Adoption Date as a result of the adoption of ASC 606 was a decrease of $2.5 million.  The decrease relates to a reduction of deferred revenue associated to an upfront payment received from NT Pharma in 2018. The comparative information prior to the Adoption Date has not been restated and continues to be reported under the accounting standards in effect for the periods presented.

In November 2018, the FASB issued ASU No. 2018-18, Collaborative Arrangements (ASC 808): Clarifying the Interaction between ASC 808 and ASC 606. The amendments in ASU No. 2018-18 make targeted improvements to generally accepted accounting principles for collaborative arrangements by clarifying that certain transactions between collaborative arrangement participants should be accounted for as revenue under ASC 606, when the collaborative arrangement participant is a customer in the context of a unit of account. In those situations, all the guidance in ASC 606 should be applied, including recognition, measurement, presentation, and disclosure requirements. In addition, unit-of-account guidance in ASC 808 was aligned with the guidance in ASC 606 when an entity is assessing whether the collaborative arrangement or a part of the arrangement is within the scope of ASC 606. ASU No. 2018-18 is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. The amendments in ASU No. 2018-18 are required to be applied retrospectively to the date of initial application of ASC 606. We have adopted this standard concurrently with ASC 606 and did not materially impact on our financials upon adoption.

The following table summarizes the impacts of adopting ASC 606 on our consolidated financial statements, in thousands.

	Impact of Changes in Accounting Policies ($ thousands)
Three months ended December 31, 2019 (unaudited)	As reported	Adjustments	Balances without adoption of ASC 606
License and service revenue	$23,413	$—	$23,413
Product revenue	992	—	992
Total revenues	24,405	—	24,405
Income from operations	11,595	—	11,595
Net income	$11,634.30	—	$11,634.30

Year ended December 31, 2019
License and service revenue	$44,497	$2,500	$46,997
Product revenue	5,829	—	5,829
Total revenues	50,326	2,500	52,826
Income from operations	824	2,500	3,324
Net income	$1,058.00	2,500	$3,558.00

ASC 606 did not have an aggregate impact on our net cash used in operating activities but resulted in offsetting certain assets and liabilities presented within net cash used in operating activities in our consolidated statements of cash flows.

Under ASC 606, revenue is recognized when a customer obtains control of promised goods or services. The amount of revenue recognized reflects the consideration that we expect to be entitled to receive in exchange for goods or services and excludes sales incentives and amounts collected on behalf of third parties. We analyze the nature of these performance obligations in the context of individual agreements in order to assess the distinct performance obligations.

We apply the following five-step model to recognize revenue: (i) identification of the promised goods or services in the contract; (ii) determination of whether the promised goods or services are performance obligations, including whether they are distinct in the context of the contract; (iii) measurement of the transaction price, including the constraint on variable consideration; (iv) allocation of the transaction price to the performance obligations; and (v) recognition of revenue when (or as) we satisfy each performance obligation.

i) Identify the contract with a customer. We consider the terms and conditions of our agreements to identify contracts within the scope of ASC 606. We conclude we have a contract with a customer when the contract is approved, each party's rights regarding the goods and services to be transferred can be identified, the payment terms for the goods and services can be identified, it has been determined that the customer has the ability and intent to pay and the contract has commercial substance. We use judgment in determining the customer's ability and intent to pay, which is based upon factors including the customer's historical payment experience or, for new customers, credit and financial information pertaining to the customers.

ii) Identify the performance obligations in the contract. Performance obligations in the agreements are identified based on the goods and services that will be transferred to the customer that are both capable of being distinct, whereby the customer can benefit from the service either on its own or together with other resources that are readily available from third parties or from us, and are distinct in the context of the contract, whereby the transfer of the services is separately identifiable from other promises in the contract. Our performance obligations generally consist of intellectual property licenses and research and development services with respect to license and service agreements, and the manufacture and supply of product for product sales agreements.

iii) Determine the transaction price. We determine the transaction price based on the consideration to which we expect to be entitled in exchange for transferring goods and services to the customer. In determining the transaction price, any variable consideration would be considered, to the extent applicable, if, in our judgment, it is probable that a significant future reversal of cumulative revenue under the contract will not occur. In accordance with the royalty exception under ASC 606 for licenses of intellectual property, the transaction price excludes future royalty payments to be received from our customers. None of our revenue generating contracts contain consideration payable to our customer or a significant financing component.

iv) Allocate the transaction price to performance obligations in the contract. If the contract contains a single performance obligation, the entire transaction price is allocated to that performance obligation. Contracts that contain multiple performance obligations require an allocation of the transaction price to each performance obligation based on a relative standalone selling price.

v) Recognize revenue when or as we satisfy a performance obligation. Revenue is recognized at the time the related performance obligation is satisfied by transferring the promised goods or services to a customer. We recognize revenue when control of the goods or services is transferred to the customers for an amount that reflects the consideration that we expect to receive in exchange for those goods or services.

Performance Obligations.

The following is a general description of principal goods and services from which we generate revenue.

License to intellectual property

We generate revenue from licensing our intellectual property including know-how and development and commercialization rights. These licenses provide customers with the right to further research, develop and commercialize internally discovered or collaborated drug candidates, or the right to use our Pfēnex Expression Technology platform to further research, develop and commercialize customer drug candidates. The consideration we receive is in the form of nonrefundable upfront consideration related to the functional intellectual property licenses and is recognized when we transfer such license to the customer unless the license is combined with other goods or services into one performance obligation, in which case the revenue is recognized over a period of time based on the estimated pattern in which we satisfy the combined performance obligation. Our licensing agreements are generally cancelable. Customers have the right to terminate the contracts between a range of 30 days and 12 months with written notice. We have the right to terminate the contracts generally only if the customer is in breach of the contract and fails to remedy the breach in accordance with the contractual terms.

Research and development services

We generate revenue from research and development services we provide to our customers and primarily includes scientific research activities, preparation for clinical trials, and assistance during regulatory approval application process. Revenue associated with these services is recognized based on our estimate of total consideration to be received for such services and the pattern in which we perform the services. The pattern of performance is generally determined to be the amount of incurred costs related to the service portion of the contract with the customer as a percentage of total expected costs associated with the service portion of the contract.

Product Revenue

We generate revenue from product sales and recognize revenue when control of the products is transferred to customers, typically upon shipment, in an amount that reflects the consideration we expect to receive in exchange for those products. Our principle product sales relate to the sales of our product, CRM 197. Our product sales agreements are not subject to rebates or discounts.  Product replacement or refund is available at our discretion if the product is found to be defective or nonconforming. Historically, product returns have been immaterial.

Contracts with Multiple Performance Obligations.

Most of our collaboration and license agreements with customers contain multiple promised goods or services. Based on the characteristics of the promised goods and services, we analyzed whether they are separate or combined performance obligations. The transaction price is allocated to the separate performance obligations on a relative standalone selling price basis. The estimated standalone selling price is based on the adjusted market assessment approach including estimated present value of future cash flows and cost-plus margin approach, taking into consideration the type of services, estimates of hourly market rates, and stage of the development.

Variable Consideration.

Our contracts with customers primarily include two types of variable consideration: (i) development and regulatory milestone payments, which are due to us upon achievement of specific development and regulatory milestones and (ii) one-time sales-based payments and sales-based royalties associated with licensed intellectual property.

Due to uncertainty associated with achievement of the development and regulatory milestones, the related milestone payments are excluded from the contract consideration and the corresponding revenue is not recognized until we conclude it is probable that reversal of such milestone revenue will not occur.  As part of our evaluation of the constraint, we consider numerous factors, including whether the achievement of the milestone is outside of our control, contingent upon regulatory approval or dependent on licensee efforts.

Product sales-based royalties under licensed intellectual property and one-time payments are accounted for under the royalty exception. We recognize revenue for sales-based royalties under licensed intellectual property and one-time payments at the later of when the sales occur or the performance obligation is satisfied or partially satisfied.

The transaction price is reevaluated each reporting period and as uncertain events are resolved or other changes in circumstances occur.

Disaggregation of Revenue.

We operate in one reportable business segment. We provide goods and services to our customers through collaboration and license agreements pursuant to various geographical markets. In the following table, revenue is disaggregated by major customers, timing of revenue recognition and revenue classification:

	Year ended December 31, 2019
Customers	License and service	Product	Total
Alvogen	$11,133	$2,334	$13,467	(w)
Jazz	28,742	—	$28,742	(x)
Arcellx	2,231	—	$2,231	(y)
BARDA	1,541	—	$1,541	(y)
Other	850	3,495	$4,345	(z)
Total	44,497	5,829	$50,326
(w) - Revenue recognized at point in time except for immaterial portion of the $2.5 million upfront payment that was constrained until FDA approval of PF708.
(x) - $26 million recognized at a point-in-time and $2.7 million recognized over time
(y) - Revenue recognized over time
(z) - Revenue recognized at point in time

Contract Assets and Contract Liabilities.

We receive payments from customers based on contractual terms. Accounts receivable are recorded when the right to consideration becomes unconditional. For research and development services, we generally bill our customers monthly or quarterly as the services are performed. We satisfy our performance obligation on product sales when the products are shipped. Payment terms on invoiced amounts are typically 30 days.

Contract assets include amounts related to our contractual right to consideration for both completed and partially completed performance obligations that have not been invoiced and for which we do not yet have the right to payment. As of the Adoption Date, our contract asset balance was $3.7 million, consisting of $1.6 million related to partially completed performance obligations from the BARDA contract, and $2.1 million of unbilled receivables from Alvogen related to cost sharing activities for the development of PF708 and recorded net against research and development expenses as of December 31, 2018.  Under our arrangement with Alvogen, these cost sharing activities were only billable upon approval from Alvogen.  During 2019, we invoiced and collected the total $3.7 million balance of contract assets.

As of December 31, 2019, we had a contract assets balance of $0.2 million related to partially completed performance obligations associated to the BARDA contract.  The decrease in contract assets during the year relates to decreased activity related to the BARDA agreement as we deprioritized this program in our portfolio during the year and obtained approval from Alvogen on cost sharing activities.

As of the Adoption Date, we had an accounts receivable balance of $1.5 million related to contracts with customers.  As of December 31, 2019, we had an accounts receivable balance of $5.4 million related to contracts with customers.  The increase in the accounts receivable balance during the year primarily relates to Alvogen executing sublicense agreements in Europe and the Middle East in December 2019.

Contract liabilities consist of deferred revenue and include payments received in advance of performance under the contract. As of the Adoption Date, we had a contract liability balance of $2.8 million all of which was deferred revenue, and all of this $2.8 million balance was recognized as revenue in 2019.

As of December 31, 2019, we have a contract liability balance of $0.7 million, consisting of $0.1 million related to deferred revenue and $0.6 million recorded to other current liabilities related to a payment received in 2019 from Alvogen in connection to us acting as the liaison between Alvogen and our established raw materials supplier/manufacturer.

Cost to Obtain and Fulfill a Contract.

We generally do not incur costs to obtain new contracts. Costs to fulfill contracts are expensed as incurred.

Remaining Performance Obligations.

The estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) pursuant to our existing collaboration and license agreements as of December 31, 2019 is immaterial.

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

During the year ended December 31, 2019 we recorded a tax provision of $1 thousand. During the years ended 2018, no tax provision was recorded. Our practice is to recognize interest and/or penalties related to income tax matters in income tax expense. We had no accrual for interest or penalties on our consolidated balance sheets at December 31, 2018 and 2017.  We are subject to taxation in the United States and various state jurisdictions.  Our tax years 2014 and forward are subject to examination by the United States and tax years 2010 and forward in California and various state tax authorities.

As of December 31, 2019, we had federal and state research and development credits carryforwards of approximately $7.5 million and $4.2 million, respectively, to offset potential tax liabilities. The federal research and development credits have a 20-year carryforward period and begin to expire in 2030 unless utilized. California research and development tax credits have no expiration. We have $82.7 million of federal net operating loss carryforwards and $32.9 million of state net operating loss carryforwards as of December 31, 2019. Of the total federal net operating loss carryforwards, we have $41.2 million with no expiration dates. The remaining federal and state net operating losses can be carried forward until 2036 unless utilized.

The utilization of NOLs and tax credit carryforwards to offset future taxable income may be subject to an annual limitation as a result of ownership changes that have occurred previously or may occur in the future. Under Sections 382 and 383 of the Internal Revenue Code (“IRC”) a corporation that undergoes an ownership change may be subject to limitations on its ability to utilize its pre-change NOLs and other tax attributes otherwise available to offset future taxable income and/or tax liability. An ownership change is defined as a cumulative change of 50% or more in the ownership positions of certain stockholders during a rolling three-year period. If an ownership change has occurred, our ability to use our NOLs or tax credit carryforwards may be restricted, which could require us to pay federal or state income taxes earlier than would be required if such limitations were not in effect.

Results of Operations

Comparison of the years ended December 31, 2019, 2018, and 2017

The following table summarizes our net income (loss) during the periods indicated.

	Years Ended December 31,			% change	% change
	2019	2018	2017	from 2018 to 2019	from 2017 to 2018
		(in thousands)
Revenues	$50,326	$14,857	$28,780	239%	(48)%
Cost of revenue	4,891	5,022	5,156	(3)%	(3)%
Gross profit	45,435	9,835	23,624	362%	(58)%
Operating expenses
Research and development	25,533	33,854	31,925	(25)%	6%
Selling, general and administrative	19,078	15,832	17,674	21%	(10)%
Total operating expense	44,611	49,686	49,599	(10)%	0%
Income (loss) from operations	824	(39,851)	(25,975)	(102)%	53%
Other income	235	258	119	(9)%	117%
Net income (loss) before income taxes	1,059	(39,593)	(25,856)	(103)%	53%
Income tax (provision) benefit	(1)	—	172	(100)%	(100)%
Net income (loss)	$1,058	$(39,593)	$(25,684)	(103)%	54%

Revenues

Revenue increased by $35.4 million, or 239%, from $14.9 million in 2018 to $50.3 million in 2019. The increase in revenue primarily resulted from $26 million in development milestones achieved from the collaboration agreement with Jazz, Alvogen milestone and sublicensing revenue of $11 million, and revenue from Arcellx and CRM197 product sales. The increase was partially offset by a decrease in revenue from BARDA and recognized revenue from Jazz that was previously deferred, as the upfront payment from Jazz was fully amortized in mid-2019.

Revenue decreased by $13.9 million, or 48%, from $28.8 million in 2017 to $14.9 million in 2018. The change in revenue primarily resulted from $13.5 million in revenue recognized from a milestone payment from Jazz in 2017. Additionally, our government contract with NIAID was completed at the end of 2017, contributing a further decrease in revenue.

Given the nature of the development process, revenue will fluctuate depending on stage of development.

Cost of Revenue

Cost of revenue decreased by $0.1 million, or 3%, to $4.9 million in 2019 compared to $5.0 million in 2018. The change was driven by a decline in BARDA activity, offset by increases resulting from work on Arcellx, as well as greater CRM197 product sales.

Cost of revenue decreased by $0.2 million, or 3%, to $5.0 million in 2018 compared to $5.2 million in 2017. The change was due primarily to a net decrease in costs related to our government contract with NIAID, as the program was completed at the end of 2017.

Research and Development

Research and development expenses decreased by approximately $8.4 million, or 25%, to $25.5 million in 2019 compared to $33.9 million in 2018. The decrease was primarily due to the reduction of labor and subcontractor costs, as the majority of the work performed to support the PF708 NDA filing was completed in late 2018.

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

Selling, General and Administrative

Selling, general and administrative expenses increased by $3.3 million, or 21% to $19.1 million in 2019 compared to $15.8 million in 2018. The increase was primarily due to higher legal and audit fees, employee costs and the expansion of business development efforts.

Selling, general and administrative expenses decreased by $1.8 million, or 10% to $15.8 million in 2018 compared to $17.7 million in 2017. The decrease was primarily due to higher expenditures related to legal and the separation for former officers in the first half of 2017.

Liquidity and Capital Resources

To date, we have funded our operations primarily through the sale and issuance of common stock in our public offerings, revenue from our collaboration agreements, government contracts, service agreements, and reagent protein product sales, our prior credit facility and the private placement of equity securities. At December 31, 2019, we had $55.6 million in cash and cash equivalents and $0.2 million in restricted cash compared to $56.2 million in cash and cash equivalents and $0.2 million in restricted cash as of December 31, 2018. We believe we have sufficient cash resources to meet our working capital and capital expenditures needs for the next 12 months from the date this Annual Report is filed with the SEC.

In July 2016, we entered into a development and license agreement with Jazz Pharmaceuticals for the development and commercialization of multiple early stage hematology/oncology product candidates, including PF743, a recombinant crisantaspase, and PF745, a recombinant crisantaspase with half-life extension technology, and in the third quarter of 2017, achieved a process development milestone. The agreement also includes an option for Jazz to negotiate a license for a recombinant pegaspargase (PF690) product candidate with us. Under the terms of the agreement, we received an upfront and option payment totaling $15.0 million in July 2016 and may be eligible to receive additional payments based on the achievement of certain research and development, regulatory, and sales-related milestones.

In December 2017, we and Jazz entered into an amended and restated agreement, bringing the total value of payments and potential payments associated with the collaboration to $224.5 million. In addition, we may be eligible to receive tiered royalties on worldwide sales of any products resulting from the collaboration at rates reduced from those under the 2016 agreement. Under the amended and restated agreement, in the second quarter of 2018, we achieved two process development milestones for PF745. In September and December 2019, we achieved development milestones and recognized $11.0 million and $15 million in revenue for successful achievement of process development milestones for PF745, and we received cash payment for these milestones in the fourth quarter of 2019.

In March 2018, we entered into an equity sales agreement (Sales Agreement) with William Blair & Company, L.L.C. (William Blair) to sell shares of our common stock having aggregate sales proceeds of up to $20.0 million, from time to time, through an “at the market” equity offering program under which William Blair would act as sales agent. Under the Sales Agreement, we set the parameters for the sale of shares, including the number of shares to be issued, the time period during which sales are requested to be made, limitation on the number of shares to be issued, the time period during which sales are requested to be made, limitation on the number of shares that may be sold in any one trading day and any minimum price below which sales may not be made. The Sales Agreement provided that William Blair would be entitled to compensation for its services equal to 3.0% of the gross sales price per share of all shares sold through William Blair under the Sales Agreement. In January and February 2020, we sold a total of 1.8 million shares of our common stock through the “at-the-market” equity offering program for aggregate gross proceeds of approximately $20.0 million, at which point the Sales Agreement automatically terminated.

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

We believe that our existing cash and cash equivalents and our cash inflow from operations will be sufficient to meet our anticipated cash needs for at least the next 12 months. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. Further, our operating plan may change, and we may need additional funds to meet operational needs and capital requirements for product development and commercialization sooner than planned. We currently have no credit facility or committed sources of capital although we may receive milestone and other contingent payments under our current license and collaboration agreements. Because of the numerous risks and uncertainties associated with the development and commercialization of our product candidates and the extent to which we may enter into additional agreements with third parties to participate in their development and commercialization, we are unable to estimate the amounts of increased capital outlays and operating expenditures associated with our current and anticipated clinical trials. Our future capital requirements will depend on many factors, including:

•	the timing and extent of spending on our research and development efforts;
•	our ability to enter into and maintain collaboration, licensing, commercialization and other arrangements and the terms and timing of such arrangements;
•	our ability to retain Alvogen as a collaboration partner for the FDA-approved PF708 product and PF708 on commercially acceptable terms;
•	the timing of the marketing approval for PF708, if any;

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

In October 2019, the FDA approved the NDA for PF708 submitted under the 505(b)(2) regulatory pathway, with Forteo® (teriparatide injection) as the reference drug. Our collaboration partner, Alvogen, intends to launch the FDA-approved PF708 product in the U.S. upon an FDA decision on the therapeutic equivalence evaluation of the product.  In consideration for the licenses and other rights granted to Alvogen under the agreement, we received an upfront payment of $2.5 million, achieved two development milestones for $2.5 million each, and will be eligible to receive an additional $20 million in support and regulatory milestone payments. We are also eligible to receive a 50% gross profit split on sales if the product is rated as Therapeutically Equivalent (AP) to Forteo and up to 40% if rated differently.

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

Cash Flows

The following table sets forth the primary sources and uses of cash, cash equivalents and restricted cash for each of the periods presented below.

	Years Ended December 31,
	2019	2018	2017
	(in thousands)
Net cash (used in) provided by:
Operating activities	$(4,128)	$(39,428)	$(21,510)
Investing activities	(845)	(1,472)	(2,197)
Financing activities	4,377	39,456	70
Net decrease in cash, cash equivalents and restricted cash	$(596)	$(1,444)	$(23,637)

Net cash used in operating activities

Net cash used in operating activities was $4.1 million for 2019, $39.4 million for 2018 and $21.5 million for 2017.  The decrease in cash used from 2018 to 2019 was primarily driven by a decrease in spending on our lead product candidate, PF708, after we filed the NDA with the FDA in late 2018, as well as achievement of development milestones from Jazz and FDA acceptance and approval from Alvogen. The increase in cash used in operating activities from 2017 to 2018 was primarily attributable to our research and development activities associated with PF708 and our other product candidates.

Net cash used in operating activities was $21.5 million for the year ended December 31, 2017. Net cash used was primarily attributable to our research and development activities associated with PF708 and our other product candidates, partially offset by $18.5 million of payments received pursuant to our agreement with Jazz.

Net cash used in investing activities

Net cash used in investing activities was $0.8 million, $1.5 million and $2.2 million for the years ended December 31, 2019, 2018 and 2017, respectively, and was due primarily to the purchase of lab equipment.

Net cash provided by financing activities

Net cash provided by financing activities in 2019 was primarily related to the net proceeds of approximately $4.7 million in proceeds from exercise of stock options and Employee Stock Purchase Plan (ESPP) purchases.

Net cash provided by financing activities in 2018 was primarily related to the net proceeds of approximately $39.5 million from the issuance of our common stock in connection with our follow-on offering after deducting offering expenses.

Net cash provided by financing activities was $0.1 million for the year ended December 31, 2017, which was primarily due to $0.2 million in proceeds from the issuance of common stock in connection with our ESPP and exercises of stock options. This was partially offset by $0.1 million used to repay capital lease obligations.

Off-Balance Sheet Arrangements

In the normal course of business, we enter into contracts and agreements that contain a variety of representations and warranties and provide for general indemnifications. Our exposure under these agreements is unknown because it involves claims that may be made against us in the future but have not yet been made. As of December 31, 2019, we have not paid any claims or been required to defend any action related to our indemnification obligations. However, we may record charges in the future as a result of these indemnification obligations.

Contractual Obligations and Commitments

The following summarizes our contractual obligations and commitments as of December 31, 2019:

		Payments due by period
		Less than	2 - 3	4 - 5	More than
Contractual Obligations (in thousands)	Total	1 year	years	years	5 years
Purchase obligations	$2,258	$2,258	$—	$—	$—
Operating lease liability (1)	4,074	927	1,908	1,239	—
Finance lease liability(2)	199	198	1	—	—
	$6,531	$3,383	$1,909	$1,239	$—

(1) - Operating lease liabilities are primarily rent payments on our facility leases
(2) - Finance lease liabilities consist mainly of capital leases on lab equipment.

In June 2010, we entered into an operating lease agreement (Lease) with a landlord for an initial term of 10 years, for our corporate headquarters comprised of one building located in San Diego, California. Occupation of the premises under the Lease began in April 2011. Under the terms of the Lease, we pay annual base rent, subject to an annual fixed percentage increase, plus our share of common operating expenses and tax obligations. The annual base rent was subject to abatement of 50% for the first year of the Lease.

In September 2014, we amended the Lease to extend the term for an additional three years through March 31, 2024 and to an additional 7,315 square feet of leased space. The extended term on the existing space increased total estimated rent payments by approximately $1.4 million. Base rent payments for the new space commenced in December 2014 and increased total estimated rent payments over the life of the Lease by approximately $1.5 million. In November 2015, we further amended the Lease to add facilities consisting of 16,811 square feet. Base rent payments for the new space commenced in March 2016 and June 2016 and increased total estimated rent payments over the life of the Lease by approximately $2.3 million.

In June 2017, we signed master lease agreements for the purchase of specialized equipment totaling approximately $0.8 million. The finance leases each have a term of 36 months and commenced during the quarter ending September 30, 2017.

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

In December 2019, the FASB issued ASU No. 2019-12, Simplifying the Accounting for Income Taxes, as part of its initiative to reduce complexity in accounting standards. The amendments in the ASU are effective for fiscal years beginning after December 15, 2020, including interim periods therein. Early adoption of the standard is permitted, including adoption in interim or annual periods for which financial statements have not yet been issued. We have not early adopted this ASU for 2019.  The ASU is currently not expected to have a material impact on our consolidated financial statements.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risk in the ordinary course of our business. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of fluctuations in interest rates and foreign currency exchange rates. As of December 31, 2019, we did not hold or issue financial instruments for trading purposes.

Interest rate fluctuation risk

The primary objective of our investment activities is to preserve our capital to fund our operations. We also seek to maximize income from our cash and cash equivalents without assuming significant risk. To achieve our objectives, we invest our cash and cash equivalents in money market funds, treasury obligations, short term certificates of deposit and high-grade corporate securities, directly or through managed funds, with maturities of six months or less. As of December 31, 2019, we had cash and cash equivalents of $55.6 million consisting of cash of $13.2 million and investments of $42.4 million in highly liquid U.S. money market funds. A portion of our investments may be subject to interest rate risk and could fall in value if market interest rates increase. However, because our investments are primarily short-term in duration, we believe that our exposure to interest rate risk is not significant and a 100 basis point movement in market interest rates would not have a significant impact on the total value of our portfolio. We actively monitor changes in interest rates.

Foreign currency exchange risk

We contract with clinical research organizations, investigational sites and suppliers in foreign countries. We are therefore subject to fluctuations in foreign currency rates in connection with these agreements. We have not entered into any material foreign currency hedging contracts although we may do so in the future. To date we have not incurred any material effects from foreign currency changes on these contracts. The effect of a 10% adverse change in exchange rates on foreign currency denominated cash and payables as of December 31, 2019 would not have been material. However, fluctuations in currency exchange rates could harm our business in the future.

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

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Pfenex Inc. and subsidiaries (the Company) as of December 31, 2019 and 2018, the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the years in the three‑year period ended December 31, 2019, and the related notes and financial statement schedule II (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 11, 2020 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Changes in Accounting Principle

As discussed in Note 1 to the consolidated financial statements, the Company has changed its method of accounting for revenue as of January 1, 2019 due to the adoption of Accounting Standards Codification 606, Revenue from Contracts with Customers, and for leases as of January 1, 2019 due to the adoption of Accounting Standards Codification 842, Leases.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

San Diego, California
March 11, 2020

PFENEX INC.

Consolidated Balance Sheets

	December 31,
	2019	2018
	(in thousands)
Assets
Current assets
Cash and cash equivalents	$55,624	$56,220
Restricted cash	200	200
Accounts and unbilled receivables, net	5,628	5,171
Other current assets	2,308	2,058
Total current assets	63,760	63,649
Property and equipment, net	7,744	7,671
Right-of-use asset	3,903	—
Other long-term assets	170	133
Intangible assets, net	3,733	4,248
Goodwill	5,577	5,577
Total assets	$84,887	$81,278
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$673	$2,005
Accrued liabilities	7,351	9,812
Current portion of deferred revenue	75	5,317
Lease liabilities – short-term	951	—
Current portion of capital lease obligations	—	316
Other current liabilities	616	—
Total current liabilities	9,666	17,450
Deferred revenue, less current portion	—	2,500
Lease liabilities – long-term	2,896	—
Capital lease obligations, less current portion	—	191
Other non-current liabilities	26	—
Total liabilities	12,588	20,141
Commitments and contingencies
Stockholders’ equity
Preferred stock, $0.001 par value, 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, par value $0.001, 200,000,000 shares authorized at December 31, 2019 and 2018, respectively, 32,266,708 and 31,467,580 shares issued and outstanding at December 31, 2019 and 2018, respectively	33	32
Additional paid-in capital	270,008	262,405
Accumulated deficit	(197,742)	(201,300)
Total stockholders’ equity	72,299	61,137
Total liabilities and stockholders’ equity	84,887	$81,278

The accompanying notes are an integral part of these consolidated financial statements.

PFENEX INC.

Consolidated Statements of Operations

	Years Ended December 31,
	2019	2018	2017
	(in thousands except for per share data)
Revenue
License and service revenue	$44,497	$13,762	$27,578
Product revenue	5,829	1,095	1,202
Total revenue	50,326	14,857	28,780
Cost of revenue
License and service	$3,042	$4,454	$4,524
Product	1,849	568	632
Total cost of revenue	4,891	5,022	5,156
Gross profit	45,435	9,835	23,624
Operating expense
Research and development	25,533	33,854	31,925
Selling, general and administrative	19,078	15,832	17,674
Total operating expense	44,611	49,686	49,599
Income (loss) from operations	824	(39,851)	(25,975)
Other income, net	235	258	119
Net income (loss) before income taxes	1,059	(39,593)	(25,856)
Income tax (provision) benefit	(1)	—	172
Net income (loss)	$1,058	$(39,593)	$(25,684)
Net income (loss) per common share, basic and diluted	$0.03	$(1.40)	$(1.09)
Weighted-average common shares used to compute net income (loss) per share
Basic	31,602	28,340	23,503
Diluted	32,373	28,340	23,503

The accompanying notes are an integral part of these consolidated financial statements

PFENEX INC.

Consolidated Statements of Changes in Stockholders’ Equity

(in thousands)

	Common Stock		Additional		Total
	Shares	Amount	Paid in Capital	Accumulated Deficit	Stockholders’ Equity
Balance at December 31, 2016	23,430	$24	$216,144	$(136,023)	$80,145
Exercise of stock options	85	—	26	—	26
Issuance of common stock under employee stock purchase plan	33	—	153	—	153
Stock-based compensation expense	—	—	3,123	—	3,123
Net loss	—	—	—	(25,684)	(25,684)
Balance at December 31, 2017	23,548	$24	$219,446	$(161,707)	$57,763
Restricted stock units	17	—	57	—	57
Exercise of stock options	44	—	94	—	94
Issuance of common stock under employee stock purchase plan	39	—	115	—	115
Stock-based compensation expense	—	—	3,179	—	3,179
Issuance of common stock, net of discount and offering costs	7,820	8	39,514	—	39,522
Net loss	—	—	—	(39,593)	(39,593)
Balance at December 31, 2018	31,468	$32	$262,405	$(201,300)	$61,137
Adoption of ASC 606 (Note 7)	—	—	—	2,500	2,500
Exercise of stock options	764	1	4,597	—	4,598
Issuance of common stock under employee stock purchase plan	35	—	109	—	109
Stock-based compensation expense	—	—	2,897	—	2,897
Net income	—	—	—	1,058	1,058
Balance at December 31, 2019	32,267	$33	$270,008	(197,742)	$72,299

The accompanying notes are an integral part of these consolidated financial statements

PFENEX INC.

Consolidated Statements of Cash Flows

	Years Ended December 31,
	2019	2018	2017
	(in thousands)
Cash flows from operating activities
Net income (loss)	$1,058	$(39,593)	$(25,684)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	1,294	1,148	876
Amortization of intangible assets	515	532	530
Stock-based compensation expense	2,897	3,179	3,123
(Gain)/Loss on disposal of property and equipment	(97)	8	(20)
Changes in operating assets and liabilities
Accounts and unbilled receivables	(457)	(3,865)	1,516
Other current assets	(198)	284	251
Other long-term assets	(90)	—	(53)
Accounts payable	(1,354)	68	628
Accrued liabilities	(2,454)	1,157	(585)
Deferred revenue	(5,242)	(2,346)	(2,092)
Net cash used in operating activities	(4,128)	(39,428)	(21,510)
Cash flows from investing activities
Acquisitions of property and equipment	(1,442)	(1,472)	(2,242)
Proceeds from sales of equipment	597	—	45
Net cash used in investing activities	(845)	(1,472)	(2,197)
Cash flows from financing activities
Proceeds from issuance of common stock, net of underwriters’ fees	—	39,999	—
Payments for offering costs	—	(477)	—
Repayments of financial lease obligation	(330)	—	—
Repayments of capital lease obligations	—	(238)	(109)
Proceeds from exercise of stock options and other stock issuances	4,707	210	179
Payment for taxes related to net share settlement of equity awards	—	(38)	—
Net cash provided by financing activities	4,377	39,456	70
Net decrease in cash, cash equivalents and restricted cash	(596)	(1,444)	(23,637)
Cash, cash equivalents and restricted cash
Beginning of year	56,420	57,864	81,501
End of year	$55,824	$56,420	$57,864
Supplemental schedule of cash flow information
Cash paid for interest	$22	$41	$22
Cash paid for taxes	$2	$48	$—
Adoption of ASC 606 - impact on deferred revenue	$(2,500)	$—	$—
Adoption of ASC 842 - ROU assets	$4,540	$—	$—
Adoption of ASC 842 - lease liabilities	$(4,755)	$—	$—
Non-cash financing and investing transactions
Acquisitions under finance lease obligations or capital lease obligations (Note 4 and Note 8)	$—	$98	$676
Restricted stock issuance for bonus payment	$—	$57	$—
Asset acquisitions in accounts payable and accrued expenses	$603	$210	$361

The accompanying notes are an integral part of these consolidated financial statements

PFENEX INC.

Notes to Consolidated Financial Statements

1. Organization and Summary of Significant Accounting Policies

Business Activities and Organization

Pfenex Inc. (the Company or Pfenex) is a development and licensing biotechnology company focused on leveraging its Pfēnex Expression Technology® to develop and improve protein therapies for unmet patient needs. Using the patented Pfēnex Expression Technology platform, the Company has created an advanced pipeline of potential therapeutic equivalents, and novel and next generation therapeutics. On October 4, 2019, the U.S. Food and Drug Administration (FDA) approved the new drug application (NDA) for PF708 submitted in accordance with the 505(b)(2) regulatory pathway, with Forteo® (teriparatide injection) as the reference drug. Like Forteo, this FDA-approved PF708 product is indicated for the treatment of osteoporosis in certain patients at high risk for fracture. Marketing authorization applications are pending in other jurisdictions. In addition, the Company is developing hematologic oncology products in collaboration with Jazz Pharmaceuticals Ireland Limited (Jazz) including PF743 (JZP-458), a recombinant Erwinia asparaginase, and PF745 (JZP-341), a long-acting Erwinia asparaginase. Both PF743 and PF745 are being developed for the treatment of Acute Lymphoblastic Leukemia (ALL) and other hematological malignancies. The Company also uses its Pfēnex Expression Technology platform to produce CRM197, a diphtheria toxoid carrier protein used in prophylactic and therapeutic vaccine candidates under development by Merck & Co, Inc. (Merck) and Serum Institute of India Private Ltd. (SIIPL). Both have licenses to the Pfēnex Expression Technology for the production of CRM197 for use in conjugate vaccine products.  The Company also provides services related to its technology to express difficult-to-produce proteins and other biologic products using its proprietary Pseudomonas fluorescens expression platform. The Company is focused on developing its portfolio of partnered as well as wholly-owned peptides and complex proteins. Currently, the Company is exploring opportunities to develop novel modalities through an assessment program designed to evaluate and pursue validated biologic pathways that are differentially druggable via a selected modality in specific diseases. In addition, the Company is exploring a range of platform partnerships with third parties who have products and/or platforms that are compatible with its Pfēnex Expression Technology platform.

FDA-Approved PF708 Product

On October 4, 2019, the FDA approved the NDA for PF708 submitted in accordance with the 505(b)(2) regulatory pathway, with Forteo (teriparatide injection) as the reference drug. The FDA-approved PF708 product is indicated for the treatment of osteoporosis in certain patients at high risk for fracture. In November 2019, the Company transferred the NDA to Alvogen pursuant to the License and Development Agreement, described below, between the companies.  In addition, the Company has been continuing its efforts to obtain an “A” therapeutic equivalence designation for the product relative to its reference drug, Forteo. A determination of therapeutic equivalence may permit the FDA-approved PF708 product to be automatically substituted for Forteo, depending on applicable laws and policies within each of the 50 states in the United States. Consistent with the Company’s interactions with the FDA and the agency’s draft guidance document on demonstrating the therapeutic equivalence of drug-device combination products, the Company has completed a comparative human factors study comparing the FDA-approved PF708 product and Forteo. The human factors study was designed to further support a finding that the FDA-approved PF708 product is therapeutically equivalent to Forteo. On October 14, 2019, the Company announced the successful completion of its PF708 comparative use human factors study and its submission of the final study report to the FDA.  The study data demonstrate that the user interface of the FDA-approved PF708 product was noninferior to that of Forteo for each critical user task evaluated in the study based on pre-specified statistical analysis of critical patient and caregiver tasks. The Company believes this submission completes the information package required by the FDA to evaluate the therapeutic equivalence of the PF708 product. The Company’s collaboration partner, Alvogen, intends to launch the FDA-approved PF708 product in the U.S. upon an FDA decision on the therapeutic equivalence evaluation of the product.

In April 2018, the Company and China NT Pharma Group Company Ltd. (NT Pharma) entered into a Development and License Agreement (NT Pharma Agreement), pursuant to which the Company granted an exclusive license to NT Pharma to commercialize PF708 in Mainland China, Hong Kong, Singapore, Malaysia and Thailand and a non-exclusive license to conduct development activities in such territories with respect to PF708. The Company will be responsible for commercial manufacturing and providing product for commercial sale to NT Pharma. The Company will facilitate this obligation via its commercial partner Alvogen. NT Pharma is responsible for all regulatory submissions, development costs and costs associated with regulatory approvals in such territories. The total value of payments and potential payments associated with the NT Pharma agreement is $25 million. In addition, the Company may be eligible to receive royalties on sales of the product in the territory.

In June 2018, the Company and Alvogen Malta Operations Ltd. (Alvogen) entered into a Development and License Agreement (Alvogen Agreement) pursuant to which Alvogen has the exclusive right to commercialize and manufacture PF708 in the United States. The Company expects Alvogen to launch FDA-approved PF708 in the U.S. upon an FDA rating decision on the therapeutic equivalence evaluation of the product.  Following the FDA approval of the NDA for PF708, the FDA-approved PF708 product will be commercialized and manufactured in the U.S. by Alvogen. In November 2019 the Company transferred the NDA to Alvogen pursuant to the License and Development Agreement.  The total value of payments and potential payments associated with the Alvogen agreement is $27.5 million.  In addition, the Company may be eligible to receive royalties on sales of the product in the U.S.

In February 2019, the Company and Alvogen entered into additional agreements, extending Alvogen’s rights to commercialize and manufacture PF708 to include the European Union (EU), certain countries in the Middle East and North Africa (MENA) and to the rest of world (ROW) territories (excluding certain Asian countries granted to NT Pharma). Alvogen is responsible for local activities and for overseeing any clinical development, regulatory, litigation, commercial manufacturing and commercialization activities in these jurisdictions.  The total value of payments and potential payments associated with the Alvogen EU, MENA and ROW agreements is $3.8 million. In addition, the Company may be eligible to receive royalties on sales of the product in the EU and MENA territories.

Collaboration Partner: Jazz Pharmaceuticals Ireland Limited

In July 2016, the Company and Jazz announced an agreement under which the Company granted Jazz worldwide rights to develop and commercialize multiple early stage hematologic oncology product candidates, including PF743 (JZP-458), a recombinant Erwinia asparaginase, and PF745 (JZP-341), a long-acting Erwinia asparaginase. In December 2017, the parties amended the Jazz agreement, bringing the total value of payments and potential payments associated with the collaboration to $224.5 million. In addition, the Company may be eligible to receive tiered royalties on worldwide sales of any products resulting from the collaboration at rates reduced from those under the 2016 agreement.

Pfenex Expression Technology Licenses: CRM197

The Company has both licenses and supply agreements in place for CRM197, which is a non-toxic mutant of diphtheria toxin.  CRM197 is a well-characterized protein and functions as a carrier for polysaccharides and haptens, making them immunogenic. The Company has developed unique CRM197 production strains based on its Pfēnex Expression Technology platform. As a result of these development efforts, the Company previously entered into commercial licenses for production strains capable of producing CRM197 with both Merck & Co., Inc. (Merck) and Serum Institute of India Private Ltd. (SIIPL). Merck and SIIPL are using the CRM197 produced via the licensed production strain in multiple clinical stage products. Those products currently include Merck’s 15-valent pneumococcal conjugate vaccine, PCV-15 (V114), currently in several ongoing Phase 3 clinical studies, and SIIPL’s 10-valent pneumococcal conjugate vaccine Pneumosil®, which achieved WHO Prequalification in December 2019, and a pentavalent meningococcal conjugate vaccine currently in a Phase 3 clinical study. The CRM197 production strains utilized by both Merck and SIIPL are unique and exclusively licensed to each party. These commercial license agreements with Merck and SIIPL contemplate potential maintenance and milestone fees as well as royalties on net sales. Additionally, as part of the SIIPL commercial license agreement, SIIPL supplies both reagent grade and cGMP CRM197 to Pfenex, which supplies the product to vaccine development-focused pharmaceutical partners.

Arcellx Development, Evaluation and License Agreement

The Company previously entered into a development, evaluation and license agreement with Arcellx which provides access to the Pfēnex Expression Technology platform to advance Arcellx’s proprietary sparX proteins that activate, silence and reprogram Antigen-Receptor Complex T cell-based therapies. Under the agreement, we are eligible to receive development funding in addition to development, regulatory and commercial milestones ranging from $2.6 million to $18 million for each product incorporating a sparX protein expressed using a production strain based on the Pfēnex Expression Technology, as well as royalties on worldwide sales of any such products.  We have completed the development of both sparX 1 and sparX 2 and Arcellx has opted into the commercial license for both production strains.

Other Pipeline Products

In the third quarter of 2019 we added PF810, a peptide based next generation therapeutic, to our wholly owned pipeline. PF810 is currently in preclinical development.

At the Market Offering Program

In March 2018, the Company entered into an equity sales agreement (Sales Agreement) with William Blair & Company, L.L.C. (William Blair) to sell shares of the Company’s common stock having aggregate sales proceeds of up to $20.0 million, from time to time, through an “at the market” (ATM) equity offering program under which William Blair will act as sales agent. Under the Sales Agreement, the Company sets the parameters for the sale of shares, including the number of shares to be issued, the time period during which sales are requested to be made, limitation on the number of shares that may be sold in any one trading day and any minimum price below which sales may not be made. As of December 31, 2019, the Company had not sold any shares under the Sales Agreement.  In January 2020, the Company sold 500,000 shares for net proceeds of $6.2 million, and in February 2020, the Company sold an additional 1,253,443 shares for net proceeds of $13.2 million.  As of February 2020, the ATM was fully utilized.

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

As of December 31, 2019, the Company had an accumulated deficit of $197.7 million and expects to incur substantial operating losses for the next several years. The Company believes that its existing cash and cash equivalents and cash inflow from operations will be sufficient to meet its anticipated cash needs for at least the next 12 months from the date these consolidated financial statements are issued.

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

Concentrations

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents, and accounts and unbilled receivables. The Company has established guidelines intended to limit its exposure to credit risk by placing cash and cash equivalents with high credit quality financial institutions and diversifying its portfolio. All cash and cash equivalents were held at three major financial institutions as of December 31, 2019. For the Company’s cash position of $55.8 million as of December 31, 2019, which included restricted cash of $0.2 million, the Company has exposure to credit loss for amounts in excess of insured limits in the event of non-performance by the institutions; however, the Company does not anticipate non-performance.

Additional credit risk is related to the Company’s concentration of receivables. As of December 31, 2019 and 2018, receivables were concentrated among two and three customers representing 90% and 87% of total net receivables, respectively. No allowance for doubtful accounts was recorded at December 31, 2019 or 2018. For the years ended December 31, 2019, 2018 and 2017 revenue was concentrated among two customers and/or collaboration partners representing 84%, 87%, and 94% of total revenues, respectively.

A portion of revenue is earned from sales outside the United States. Non-U.S. revenue is denominated in U.S. dollars and includes revenue generated from customers with headquarters outside of the U.S. A breakdown of the Company’s revenue from U.S. and non-U.S. sources for the years ended December 31, 2019, 2018 and 2017 is as follows:

	Years Ended December 31,
	2019	2018	2017
	(in thousands)
US revenue	$6,055	$5,083	$6,477
Non-US revenue	44,271	9,774	22,303
Total revenue	$50,326	$14,857	$28,780

During the year ended December 31, 2019, Ireland accounted for $28.7 million, or 57%, of the Company’s revenue and Malta accounted for $13.5 million, or 27% of the Company’s revenue.  During the year ended December 31, 2018, Ireland accounted for $8.1 million, or 54%, of the Company’s revenue. During the year ended December 31, 2017, Ireland accounted for $21.5 million, or 75%, of the Company’s revenue.

Fair Value of Financial Instruments

Financial instruments, including cash, cash equivalents, restricted cash, lines of credit, and accounts and unbilled receivables are carried at cost, which management believes approximates fair value because of the short-term maturity of these instruments.

Fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, a three-tier fair value hierarchy has been established, which prioritizes the inputs used in measuring fair value as follows:

•

Level 1—Observable inputs such as quoted prices in active markets for identical assets or liabilities. Level 1 assets at December 31, 2019 and December 31, 2018 included the Company’s cash, cash equivalents and restricted cash. There were no Level 1 liabilities;

•

Level 2—Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly. The Company had no Level 2 assets or liabilities at December 31, 2019 or December 31, 2018; and

•

Level 3—Unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of assets or liabilities in which there is little or no market data. The Company had no Level 3 assets or liabilities at December 31, 2019 or December 31, 2018.

Accounts and Unbilled Receivables

Accounts receivable represent primarily commercial receivables associated with the Company’s service fees, license fees, product sales and receivables from U.S. government contracts. Accounts receivable amounted to $5.0 million and $1.5 million as of December 31, 2019 and 2018, respectively. Unbilled receivables represent reimbursable costs in excess of billings and, where applicable, accrued profit related to long-term government contracts for which revenue has been recognized, but the customer has not yet been billed. Unbilled receivables amounted to $0.6 million and $3.7 million as of December 31, 2019 and 2018, respectively.

The Company evaluates the collectability of its receivables based on a variety of factors, including the length of time the receivables are past due, the financial health of its customers and historical experience. Based upon the review of these factors, the Company recorded no allowance for doubtful accounts at December 31, 2019 and 2018.

Property and Equipment

Property and equipment are stated at cost and depreciated using the straight-line method over the estimated useful lives of the assets ranging from five to ten years with the exception of leasehold improvements which are amortized over the shorter of the lease term or their estimated useful life.

Leases

Effective January 1, 2019, the Company adopted Accounting Standards Codification (ASC) 842, Leases (ASC 842). This standard increases transparency and comparability by recognizing a lessee’s rights and obligations resulting from leases by recording them on the balance sheet as right-of-use assets and lease liabilities. The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification dictates whether lease expense is to be recognized based on an effective interest method or on a straight-line basis over the term of the lease. Additional qualitative and quantitative disclosures will be required to give financial statement users information on the amount, timing and judgments related to a reporting entity’s cash flows arising from leases. The Company adopted the standard effective January 1, 2019 using the effective date transition method.  This transition method allowed the Company to initially apply the requirements of the standard at the adoption date, versus at the beginning of the earliest period presented.

As of January 1, 2019, the Company recorded an operating lease right-of-use assets of $3.7 million and corresponding net operating lease liability of $4.2 million at that date.  In addition, effective January 1, 2019, the Company recorded a financial lease right-of-use assets of $0.9 million and corresponding net financial lease liability of $0.5 million.  In calculating the right of use asset and lease liability, the Company elects to combine lease and non-lease components.  The Company excludes short-term leases having initial terms of 12 months or less from the new guidance as an accounting policy election and recognizes lease costs on a straight-line basis over the lease term for these arrangements.  Adoption of the standard did not have an effect on retained earnings.  The Company availed itself of the practical expedients provided under the standard and its subsequent amendments regarding identification of leases, lease classification, indirect costs, and the combination of lease and non-lease components.  The Company continues to account for leases in the prior period financials statements under ASC 840.  Variable lease expenses are recorded when incurred.

Intangible Assets

Intangible assets include customer relationships, developed technology and trade names related to the Company’s asset acquisition and have been capitalized and amortized over the estimated useful life of 15 years, 20 years and 15 years, respectively.

Impairment of Long-Lived Assets Other Than Goodwill

The Company assesses potential impairments to its long-lived assets, including property, plant and equipment, right-of-use assets and intangibles other than goodwill, whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. If indicators of impairment exist, the Company assesses the recoverability of the affected long-lived assets by determining whether the carrying value of such assets can be recovered through undiscounted future operating cash flow expected to result from the use of the assets. If the carrying amount is not recoverable, the Company measures the amount of any impairment by comparing the carrying value of the asset to the present value of the expected future cash flows associated with the use of the asset. No impairment was noted for the years ended December 31, 2019, 2018 or 2017.

Goodwill

Effective January 1, 2019, the Company adopted Accounting Standards Update (ASU) 2017-04 Intangibles – Goodwill and Other: Simplifying the Test for Goodwill Impairment. This updated guidance eliminates Step 2 from the current two-step quantitative model for goodwill impairment tests. Step 2 required an entity to calculate an implied fair value, which included a hypothetical purchase price allocation requirement, for reporting units that failed Step 1. Per this updated guidance, a goodwill impairment will instead be measured as the amount by which a reporting unit’s carrying value exceeds its fair value as identified in Step 1. This guidance is effective for fiscal years beginning after December 15, 2019, including interim periods within that reporting period. The Company has adopted this standard as of December 31, 2019. The adoption of this guidance did not impact the consolidated financial statements for fiscal year 2019.

Goodwill is the excess of purchase price over the aggregate fair values of tangible and intangible assets acquired, less liabilities assumed, in a business combination. The Company does not amortize goodwill. Instead, goodwill is tested for impairment annually and between annual tests if the Company becomes aware of an event or a change in circumstances that would indicate the carrying amount may be impaired. The Company performs its annual impairment testing as of December 31st of each year. The Company will first assess qualitative factors to determine whether the existence of events or circumstances suggests that goodwill is impaired. If the entity determines that there are not triggering events, the Company does not perform the quantitative impairment test. The Company’s determination as to whether, and, if so, the extent to which goodwill becomes impaired is highly judgmental and include, but not limited to changes in the manner of its use of the acquired assets, changes in its overall business strategy, regulatory changes, market and economic environment trends, key personnel changes, negative trends in its overall financial performance, and sustained deceases in share-price. No impairment was noted as of December 31, 2019 or 2018.

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

Revenue

Company revenues to date have been generated primarily through collaboration and license agreements. The Company’s collaboration and license agreements frequently contain multiple elements including (i) intellectual property licenses, and (ii) product research and development services. Consideration received under these arrangements may include upfront payments, research and development funding, cost reimbursements, milestone payments, payments for product sales and royalty payments. The Company’s customers include Alvogen, NT Pharma, Jazz, Arcellx, and BARDA.

Effective January 1, 2019 (Adoption Date), the Company adopted ASC 606, Revenue from Contracts with Customers (ASC 606). ASC 606 supersedes prior revenue recognition guidance and establishes a comprehensive revenue recognition model with a broad principle that requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve this principle, an entity identifies the contract with a customer, identifies the separate performance obligations in the contract, determines the transaction price, allocates the transaction price to the separate performance obligations and recognizes revenue when each separate performance obligation is satisfied. The standard allows for two methods of adoption: (a) “full retrospective” adoption, meaning the standard is applied to all periods presented, or (b) “modified retrospective” adoption, meaning the cumulative effect of applying the new guidance is recognized as an adjustment to the opening retained earnings balance for the year of implementation. The Company has adopted this standard as of January 1, 2019 using the modified retrospective method for those contracts which were not substantially completed as of the transition date.  As a result, the Company has changed its accounting policy for revenue recognition as detailed below.  The cumulative impact to the Company’s accumulated deficit balance at the Adoption Date as a result of the adoption of ASC 606 was a decrease of $2.5 million.  The decrease relates to a reduction of deferred revenue associated to an upfront payment received from NT Pharma in 2018. The comparative information prior to the Adoption Date has not been restated and continues to be reported under the accounting standards in effect for the periods presented.

In November 2018, the FASB issued ASU No. 2018-18, Collaborative Arrangements (ASC 808): Clarifying the Interaction between ASC 808 and ASC 606. The amendments in ASU No. 2018-18 make targeted improvements to generally accepted accounting principles for collaborative arrangements by clarifying that certain transactions between collaborative arrangement participants should be accounted for as revenue under ASC 606, when the collaborative arrangement participant is a customer in the context of a unit of account. In those situations, all the guidance in ASC 606 should be applied, including recognition, measurement, presentation, and disclosure requirements. In addition, unit-of-account guidance in ASC 808 was aligned with the guidance in ASC 606 when an entity is assessing whether the collaborative arrangement or a part of the arrangement is within the scope of ASC 606. ASU No. 2018-18 is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. The amendments in ASU No. 2018-18 are required to be applied retrospectively to the date of initial application of ASC 606. The Company adopted this standard concurrently with ASC 606 and did not materially impact on the Company’s financials upon adoption.

The following table summarizes the impacts of adopting ASC 606 on the Company’s consolidated financial statements, in thousands.

	Impact of Changes in Accounting Policies ($ thousands)
Three months ended December 31, 2019 (unaudited)	As reported	Adjustments	Balances without adoption of ASC 606
License and service revenue	$23,413	$—	$23,413
Product revenue	992	—	992
Total revenues	24,405	—	24,405
Income from operations	11,595	—	11,595
Net income	$11,634.30	—	$11,634.30

Year ended December 31, 2019
License and service revenue	$44,497	$2,500	$46,997
Product revenue	5,829	—	5,829
Total revenues	50,326	2,500	52,826
Income from operations	824	2,500	3,324
Net income	$1,058.00	2,500	$3,558.00

ASC 606 did not have an aggregate impact on the Company’s net cash used in operating activities but resulted in offsetting certain assets and liabilities presented within net cash used in operating activities in the Company’s consolidated statements of cash flows.

Under ASC 606, revenue is recognized when a customer obtains control of promised goods or services. The amount of revenue recognized reflects the consideration that the Company expects to be entitled to receive in exchange for goods or services and excludes sales incentives and amounts collected on behalf of third parties. The Company analyzes the nature of these performance obligations in the context of individual agreements in order to assess the distinct performance obligations.

The Company applies the following five-step model to recognize revenue: (i) identification of the promised goods or services in the contract; (ii) determination of whether the promised goods or services are performance obligations, including whether they are distinct in the context of the contract; (iii) measurement of the transaction price, including the constraint on variable consideration; (iv) allocation of the transaction price to the performance obligations; and (v) recognition of revenue when (or as) the Company satisfies each performance obligation.

i) Identify the contract with a customer. The Company considers the terms and conditions of its agreements to identify contracts within the scope of ASC 606. The Company concludes it has a contract with a customer when the contract is approved, each party's rights regarding the goods and services to be transferred can be identified, the payment terms for the goods and services can be identified, it has been determined that the customer has the ability and intent to pay and the contract has commercial substance. The Company uses judgment in determining the customer's ability and intent to pay, which is based upon factors including the customer's historical payment experience or, for new customers, credit and financial information pertaining to the customers.

ii) Identify the performance obligations in the contract. Performance obligations in the agreements are identified based on the goods and services that will be transferred to the customer that are both capable of being distinct, whereby the customer can benefit from the service either on its own or together with other resources that are readily available from third parties or from the Company, and are distinct in the context of the contract, whereby the transfer of the services is separately identifiable from other promises in the contract. The Company’s performance obligations generally consist of intellectual property licenses and research and development services with respect to license and service agreements, and the manufacture and supply of product for product sales agreements.

iii) Determine the transaction price. The Company determines the transaction price based on the consideration to which the Company expects to be entitled in exchange for transferring goods and services to the customer. In determining the transaction price, any variable consideration would be considered, to the extent applicable, if, in the Company’s judgment, it is probable that a significant future reversal of cumulative revenue under the contract will not occur. In accordance with the royalty exception under ASC 606 for licenses of intellectual property, the transaction price excludes future royalty payments to be received from the Company’s customers. None of the Company’s revenue generating contracts contain consideration payable to its customer or a significant financing component.

iv) Allocate the transaction price to performance obligations in the contract. If the contract contains a single performance obligation, the entire transaction price is allocated to that performance obligation. Contracts that contain multiple performance obligations require an allocation of the transaction price to each performance obligation based on a relative standalone selling price.

v) Recognize revenue when or as we satisfy a performance obligation. Revenue is recognized at the time the related performance obligation is satisfied by transferring the promised goods or services to a customer. The Company recognizes revenue when control of the goods or services is transferred to the customers for an amount that reflects the consideration that the Company expect to receive in exchange for those goods or services.

Performance Obligations.

The following is a general description of principal goods and services from which the Company generates revenue.

License to intellectual property

The Company generates revenue from licensing its intellectual property including know-how and development and commercialization rights. These licenses provide customers with the right to further research, develop and commercialize internally-discovered or collaborated drug candidates, or the right to use the Company’s Pfēnex Expression Technology platform to further research, develop and commercialize customer drug candidates. The consideration the Company receives is in the form of nonrefundable upfront consideration related to the functional intellectual property licenses and is recognized when the Company transfers such license to the customer unless the license is combined with other goods or services into one performance obligation, in which case the revenue is recognized over a period of time based on the estimated pattern in which the Company satisfies the combined performance obligation. The Company’s licensing agreements are generally cancelable. Customers have the right to terminate the contracts between a range of 30 days and 12 months with written notice. The Company has the right to terminate the contracts generally only if the customer is in breach of the contract and fails to remedy the breach in accordance with the contractual terms.

Research and development services

The Company generates revenue from research and development services it provides to its customers and primarily includes scientific research activities, preparation for clinical trials, and assistance during regulatory approval application process. Revenue associated with these services is recognized based on the Company’s estimate of total consideration to be received for such services and the pattern in which the Company perform the services. The pattern of performance is generally determined to be the amount of incurred costs related to the service portion of the contract with the customer as a percentage of total expected costs associated with the service portion of the contract.

Product Revenue

The Company generates revenue from product sales and recognizes revenue when control of the products is transferred to customers, typically upon shipment, in an amount that reflects the consideration the Company expects to receive in exchange for those products. The Company’s principle product sales relate to the sales of its product, CRM 197. The Company’s product sales agreements are not subject to rebates or discounts.  Product replacement or refund is available at the Company’s discretion if the product is found to be defective or nonconforming. Historically, product returns have been immaterial.

Contracts with Multiple Performance Obligations.

Most of the Company’s collaboration and license agreements with customers contain multiple promised goods or services. Based on the characteristics of the promised goods and services the Company analyzes whether they are separate or combined performance obligations. The transaction price is allocated to the separate performance obligations on a relative standalone selling price basis. The estimated standalone selling price is based on the adjusted market assessment approach including estimated present value of future cash flows and cost plus margin approach, taking into consideration the type of services, estimates of hourly market rates, and stage of the development.

Variable Consideration.

The Company’s contracts with customers primarily include two types of variable consideration: (i) development and regulatory milestone payments, which are due to the Company upon achievement of specific development and regulatory milestones and (ii) one-time sales-based payments and sales-based royalties associated with licensed intellectual property.

Due to uncertainty associated with achievement of the development and regulatory milestones, the related milestone payments are excluded from the contract consideration and the corresponding revenue is not recognized until we conclude it is probable that reversal of such milestone revenue will not occur.  As part of the Company’s evaluation of the constraint, the Company considers numerous factors, including whether the achievement of the milestone is outside of the Company’s control, contingent upon regulatory approval or dependent on licensee efforts.

Product sales-based royalties under licensed intellectual property and one-time payments are accounted for under the royalty exception. The Company recognizes revenue for sales-based royalties under licensed intellectual property and one-time payments at the later of when the sales occur or the performance obligation is satisfied or partially satisfied.

The transaction price is reevaluated each reporting period and as uncertain events are resolved or other changes in circumstances occur.

Disaggregation of Revenue.

We operate in one reportable business segment. We provide goods and services to our customers in collaboration and license agreements pursuant to various geographical markets. In the following table, revenue is disaggregated by major customers, timing of revenue recognition and revenue classification:

	Year ended December 31, 2019

Customers	License and service	Product	Total
Alvogen	$11,133	$2,334	$13,467	(w)
Jazz	28,742	—	$28,742	(x)
Arcellx	2,231	—	$2,231	(y)
BARDA	1,541	—	$1,541	(y)
Other	850	3,495	$4,345	(z)
Total	44,497	5,829	$50,326
(w) - Revenue recognized at point in time except for immaterial portion of the $2.5 million upfront payment that was constrained until FDA approval of PF708.
(x) - $26 million recognized at a point-in-time and $2.7 million recognized over time
(y) - Revenue recognized over time
(z) - Revenue recognized at point in time

Contract Assets and Contract Liabilities.

The Company receives payments from customers based on contractual terms. Accounts receivable are recorded when the right to consideration becomes unconditional. For research and development services, the Company generally bills its customers monthly or quarterly as the services are performed.  The Company satisfies its performance obligation on product sales when the products are shipped. Payment terms on invoiced amounts are typically 30 days.

Contract assets include amounts related to the Company’s contractual right to consideration for both completed and partially completed performance obligations that have not been invoiced and for which the Company does not yet have the right to payment. As of the Adoption Date, the Company’s contract asset balance was $3.7 million, consisting of $1.6 million related to partially completed performance obligations from the BARDA contract, and $2.1 million of unbilled receivables from Alvogen related to cost sharing activities for the development of PF708 and recorded net against research and development expenses as of December 31, 2018.  Under the Company’s arrangement with Alvogen, these cost sharing activities were only billable upon approval from Alvogen.  During 2019, the Company invoiced and collected the total $3.7 million balance of contract assets.

As of December 31, 2019, the Company had a contract assets balance of $0.2 million related to partially completed performance obligations associated to the BARDA contract.  The decrease in contract assets during the year relates to decreased activity related to the BARDA agreement as the Company deprioritized this program in its portfolio during the year and obtaining approval from Alvogen on cost sharing activities.

As of the Adoption Date, the Company had an accounts receivable balance of $1.5 million related to contracts with customers.  As of December 31, 2019, the Company had an accounts receivable balance of $5.4 million related to contracts with customers.  The increase in the accounts receivable balance during the year primarily relates to Alvogen executing sublicense agreements in Europe and the Middle East in December 2019.

Contract liabilities consist of deferred revenue and include payments received in advance of performance under the contract. As of the Adoption Date, the Company had a contract liability balance of $2.8 million all of which was deferred revenue, and all of this $2.8 million balance was recognized as revenue in 2019.

As of December 31, 2019, the Company has a contract liability balance of $0.7 million, consisting of $0.1 million related to deferred revenue and $0.6 million recorded to other current liabilities related to a payment received in 2019 from Alvogen in connection to the Company acting as the liaison between Alvogen and the Company’s established raw materials supplier/manufacturer.

Cost to Obtain and Fulfill a Contract.

The Company generally does not incur costs to obtain new contracts. Costs to fulfill contracts are expensed as incurred.

Remaining Performance Obligations.

The estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) pursuant to the Company’s existing collaboration and license agreements as of December 31, 2019 is immaterial.

Cost of Revenue

Cost of revenue related to license and service revenue includes costs incurred in connection with the execution of license and service contracts. These are primarily costs incurred for third-party manufacturing, materials and internal labor. Costs related to government contract activities are generally recognized as incurred.

Cost of revenue related to products includes costs to manufacture or purchase, package and ship the Company’s reagent products, and these costs are recognized upon shipment to the customer.

Research and Development Expenses

Research and development expenses, which consist primarily of salaries and other personnel costs, clinical trial costs and preclinical study fees, manufacturing costs for non-commercial products, and the development of earlier-stage programs and technologies, are expensed as incurred when these expenditures have no alternative future uses.  Research and development expenses are recognized as incurred and amounted to $25.5 million, $33.9 million and $31.9 million for the years ending December 31, 2019, 2018 and 2017, respectively.

Stock-Based Compensation

In June 2018, the FASB issued ASU No. 2018-07, Compensation-Stock Compensation (ASC 718), which simplifies the accounting for nonemployee share-based payment transactions. The amendments specify that Topic 718 applies to all share-based payment transactions in which a grantor acquires goods or services to be used or consumed in a grantor’s own operations by issuing share-based payment awards. The Company has adopted this standard as of January 1, 2019.  The impact of adopting this standard to the Company’s consolidated financial statements was immaterial.

Employee stock-based compensation expense is measured at the grant date, based on the estimated fair value of the award, and is recognized as an expense, net of estimated forfeitures, over the requisite service period.  As of January 1, 2019, consultant stock-based compensation expense is measured at the grant date, based on the estimated fair value of the award, and is recognized as an expense, net of estimated forfeitures, over the requisite service period.  Stock-based compensation expense is amortized on a straight-line basis over the requisite service period for the entire award, which is generally the vesting period of the award.

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

Net Income (Loss) per Share of Common Stock

Basic net income (loss) per common share is calculated by dividing the net income (loss) attributable to common stockholders by the weighted-average number of common shares outstanding during the period, without consideration for potentially dilutive securities. Diluted net income (loss) per share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding and potentially dilutive securities during the period under the treasury stock method. For purposes of the diluted net income (loss) per share calculation, stock options and employee purchase plan shares are considered to be potentially dilutive securities. Securities are excluded from the computation of diluted net income (loss) per share if their effect would be anti-dilutive to earnings per share. Because the Company has reported a net loss for the year ended December 31, 2018 and 2017, diluted net loss per common share is the same as basic net loss per common share for those periods.

Recently Issued Accounting Pronouncements Not Yet Adopted

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

In December 2019, the FASB issued ASU No. 2019-12, Simplifying the Accounting for Income Taxes, as part of its initiative to reduce complexity in accounting standards. The amendments in the ASU are effective for fiscal years beginning after December 15, 2020, including interim periods therein. Early adoption of the standard is permitted, including adoption in interim or annual periods for which financial statements have not yet been issued. The Company has not early adopted this ASU for 2019, and the ASU is currently not expected to have a material impact on the Company’s consolidated financial statements.

2. Fair Value Measurements

The fair value measurements of the Company’s cash equivalents and investments, which are measured at fair value on a recurring basis as of December 31, 2019 and 2018, were determined using the inputs described above and are as follows:

	Fair Value Measurements at Reporting Data Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
December 31, 2019
Cash and money market funds	$55,824	$55,824	$—	$—
Total assets measured at fair value	$55,824	$55,824	$—	$—
December 31, 2018
Cash and money market funds	$56,420	$56,420	$—	$—
Total assets measured at fair value	$56,420	$56,420	$—	$—

Cash and money market funds at December 31, 2019 and 2018 include restricted cash, which is included in current assets on the balance sheet.

3. Cash, Cash Equivalents and Restricted Cash

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the statement of cash flows.

	December 31, 2019	December 31, 2018
	(in thousands)
Cash and cash equivalents	$55,624	$56,220
Restricted cash	200	200
Total cash, cash equivalents and restricted cash shown in statement of cash flows	$55,824	$56,420

4. Property and Equipment

Property and equipment consisted of the following:

	December 31,
	2019	2018
	(in thousands)
Furniture and equipment	$346	$367
Computers and IT equipment	498	451
Purchased software	434	375
Lab and research equipment	9,202	9,154
Leasehold improvements	959	876
Construction-in-progress	1,242	328
Other fixed assets	83	83
Total property and equipment, gross	12,764	11,634
Less: accumulated depreciation and amortization	(5,020)	(3,963)
Property and equipment, net	$7,744	$7,671

As of January 1, 2019, the Company adopted the new lease standards of ASC 842, reclassifying a net amount of $0.9 million of leased lab and research equipment and furniture and equipment out of property and equipment to finance lease right-of-use asset. No new finance leases were entered into during 2019. Total property and equipment assets under capital lease were $1.0 million as of December 31, 2018. Accumulated depreciation related to assets under capital lease as of December 31, 2018 was $137 thousand. As of December 31, 2019, there was no property and equipment assets under capital lease as these were reclassified to finance lease right-of-use assets as part of the adoption of ASC 842.

Property and equipment classified as construction-in-progress increased by $0.9 million as of December 31, 2019 compared to December 31, 2018.  The change was primarily attributed to additional lab equipment that was being brought online for novel target identification purposes.

For the years ended December 31, 2019, 2018, and 2017, total depreciation and amortization expense was $1.3 million, $1.1 million, and $0.9 million, respectively, and is included in cost of revenue, research and development and selling, general and administrative expenses in the accompanying consolidated statements of operations as follows:

	Years ended December 31,
	2019	2018	2017
	(in thousands)
Cost of revenue	$194	$51	$—
Research and development	897	938	549
Selling, general and administrative	203	159	327
Total depreciation and amortization expense	$1,294	$1,148	$876

5. Intangible Assets

Intangible assets consisted of the following:

	December 31,
	2019	2018
	(in thousands)
Customer relationships	$3,750	$3,750
Developed technology	4,400	4,400
Trade names	921	920
Gross intangible assets	9,071	9,070
Less: Accumulated amortization	(5,338)	(4,822)
Total intangible assets, net	$3,733	$4,248

Amortization expense related to intangible assets was $0.5 million for each of the years ended December 31, 2019, 2018 and 2017, respectively. Amortization expense is included within selling, general and administrative expense in the accompanying consolidated statements of operations. As of December 31, 2019, estimated amortization expense for the next five years amounts to approximately $0.5 million per year.  As of December 31, 2019, the weighted average amortization period for the net intangible assets balance is 8.2 years.

6. Accrued Liabilities

Accrued liabilities consisted of the following:

	December 31,
	2019	2018
	(in thousands)
Accrued vacation	$547	$493
Deferred rent	—	589
Accrued bonuses	2,657	1,748
Other accrued employee-related liabilities	905	302
Accrued professional fees	755	1,524
Accrued supplier liability	917	387
Accrued subcontractor costs	750	4,265
Other accrued liabilities	821	504
Total accrued liabilities	$7,351	$9,812

As of January 1, 2019, the Company adopted ASC 842 and as such, reclassified the $0.6 million deferred rent liability to operating lease right-of-use asset.

7. Significant Revenue Generating Contracts

The Company has three types of revenue generating contracts (i) those for which the Company co-develops or assists customers in developing their products (Collaboration Agreements), (ii) those for which the Company receives funding to advance its own products (Funding Agreements), and (iii) those for which the Company sells its reagent protein and other products.

Collaboration and License Agreements

Alvogen

In June 2018, the Company entered into an agreement with Alvogen in which the Company has granted Alvogen exclusive rights to commercialize PF708 in the United States. The Company will continue to be responsible for development and registration of PF708, while Alvogen is providing additional regulatory and development expertise. Alvogen has assumed responsibility for costs related to litigation, commercial manufacturing and supply chain, and commercialization of PF708. In consideration for the licenses and other rights granted in the development and license agreement, the Company received an upfront payment of $2.5 million, which was recorded to deferred revenue as of December 31, 2018.  The original contract included an additional $25 million in support and regulatory milestone payments.

In February 2019, the Company and Alvogen entered into agreements expanding the Company’s and Alvogen’s collaboration to develop and commercialize PF708 to the European Union (EU), to certain countries in the Middle East and North Africa (MENA) and to the ROW territories (the latter defined as all countries outside of the EU, US and MENA, excluding Mainland China, Hong Kong, Singapore, Malaysia and Thailand).  The EU and MENA agreements allows for Alvogen to sublicense the license rights to a third party in exchange for consideration to the Company, payable upon Alvogen executing a sublicense agreement with a third party.

During 2019, Pfenex received upfront payments from the EU, MENA and ROW agreements totaling $1.1 million, a milestone payment of $0.3 million from the EU agreement, and sublicense consideration of $2.2 million for the EU and MENA agreements.

As of December 31, 2019, the Company will be eligible to receive an additional $20 million in support and regulatory milestone payments and receive a 50% gross profit split related to the US agreement, an additional $250 thousand in support and regulatory milestone payments and 50% gross profit split on sales related to the EU agreement, approximately $240 thousand in support and regulatory milestone payments and 60% gross profit split on sales related to the ROW agreement, and 60% gross profit split on sales related to the MENA agreement

Accounting for Alvogen Agreement under ASC 606

The Company assessed this arrangement in accordance with ASC 606 and identified the following performance obligations: 1) license to intellectual property, PF708, 2) development services, including preparing and submitting an NDA for PF708, manufacturing process quality services and support FDA pre-approval inspections for the facilities named in the NDA application 3) COGS reduction activities related to PF708 manufacturing.  The Company concluded that each of these performance obligations were distinct because Alvogen can benefit from the good or service either on its own or together with other resources that are readily available, and each performance obligation is separately identifiable from other promises within the contract. The performance obligations have not changed with the EU, MENA, and ROW agreements as Alvogen is receiving a license for substantially the same Pfenex technology in each respective geographic Territory (i.e., the EU, MENA, and ROW Territories defined in those Agreements) as the Pfenex technology in the US Agreement.

As noted above, in 2018, the Company received a $2.5 million upfront payment in connection with the Alvogen Agreement. This upfront payment was fully refundable if the Company did not obtain FDA approval of the PF708 NDA by June 2021. Due to the uncertainty associated with the FDA approval of the NDA, the Company determined that this amount should be fully constrained until FDA approval of the NDA, which is when it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur. The FDA approved the NDA in October 2019, at which time the upfront payment was included in the transaction price.

In February 2019, the Company received a $0.5 million nonrefundable upfront license fee for executing the EU agreement and a $0.3 million nonrefundable upfront license fee for executing the MENA agreement. These upfront payments were considered fixed and included in the transaction price at contract inception.

Also in February 2019, the Company achieved a development milestone of $2.5 million related to the acceptance of the PF708 NDA by the FDA. This milestone was constrained at the Adoption Date and not included in the transaction price until the date the FDA accepted the NDA, in February 2019.

In May 2019, the Company achieved a development milestone of $250 thousand for the EU agreement by submitting a Marketing Authorization Application (MAA) for PF708 to the Kingdom of Saudi Arabia's Saudi Food and Drug Authority (SFDA).  This development milestone was constrained until the date the MAA was submitted, in May 2019.

In October 2019, the Company achieved a development milestone related to the original agreement of $2.5 million for the FDA approval of PF708 NDA, Due to the uncertainty associated with the FDA approval of the NDA, the Company determined that this amount should be fully constrained until FDA approval of the NDA.  This amount is included in the transaction price at the date the FDA approved the NDA.

The Company received $1.0 million sublicense consideration related to the EU agreement and $1.2 million sublicense consideration related to the MENA agreement. These fees are considered variable consideration but are included in the transaction price at the date the sublicense contracts were executed by Alvogen to the third parties, in December 2019.

The estimated total transaction price was allocated between satisfied and unsatisfied performance obligations based on the relative standalone selling prices of the identified performance obligations. The Company uses an adjusted market assessment approach and an expected cost plus a margin approach to estimate the standalone selling price for the performance obligations.  The Company allocated the $2.5 million transaction price of the original upfront payment, $0.8 million nonrefundable upfront license fee for the EU and MENA agreements, $5.0 million transaction price of the two milestone achievements of the original agreement, $250 thousand transaction price of the milestone achievement of the EU agreement, $2.2 million sublicense consideration for the EU and MENA agreements, $0.3 million of initial payments related to the ROW agreement, and $113 thousand of a milestone achievement of the EU agreement to the license to intellectual property and development services performance obligations.  None of the transaction price was allocated to the COGS reduction activities performance obligation due to the immateriality in the valuation of the standalone selling price relative to the other two identified performance obligations.

In May 2019, the Company entered into a separate agreement with Alvogen for the Company to provide PF708 drug substance batches and pen components in exchange for $2.3 million. This product sold to Alvogen was initially manufactured by the Company’s CMO for manufacturing process validation purposes as part of the PF708 NDA submission to the FDA for approval. The Company assessed this arrangement in accordance with ASC 606 and identified the deliverables, the drug substance and associated pen parts, as one performance obligation because they are highly interdependent in that the pen parts have been customized so that they only work in combination with the drug substance.  The Agreement does not include any forms of variable consideration, noncash consideration, consideration payable to the customer, or a significant financing component, so the Company concluded that it is receiving a fixed price of $2.3 million and included in the transaction price at contract inception.  The Company concluded that the product revenue should be recognized at the point in time that the Company’s performance obligation to deliver the drug substance and pen parts is satisfied and recognized the $2.3 million in August 2019.

Accounting for Alvogen Agreement under previous revenue recognition policy

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

The upfront payment of $2.5 million received in 2018 was not fixed and determinable due to a contract clause that $2.5 million may be payable to Alvogen if the NDA approval is not transferred to Alvogen by a specified date; therefore, the upfront payment was recorded as deferred revenue in the accompanying consolidated balance sheet as of December 31, 2018.

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

As noted above, in 2018 the Company received $2.5 million upfront license fee in connection with the NT Pharma Agreement. This upfront payment was fully refundable if the Company did not submit the PF708 NDA to the FDA by the contractual deadline of December 31, 2018 or if the Company did not subsequently provide NT Pharma the associated documents related to the NDA filing.

As of December 31, 2019, the Company may be eligible to receive up to $22.5 million in payments based on the achievement of certain development, regulatory, and sales-related milestones. In addition, the Company is eligible to receive double-digit royalties on net product sales.

Accounting for NT Pharma Agreement under ASC 606

The Company assessed this arrangement in accordance with ASC 606 and identified the following performance obligations: 1) license to intellectual property, PF708, and 2) development services including preparing and submitting an NDA for PF708 and providing NT Pharma with documents related to the NDA submission.  The Company concluded that each of these performance obligations were distinct because NT Pharma can benefit from the good or service either on its own or together with other resources that are readily available, and each performance obligation is separately identifiable from other promises within the contract.

The estimated total transaction price was allocated between satisfied and unsatisfied performance obligations based on the relative standalone selling prices of the identified performance obligations. The Company uses an adjusted market assessment approach and an expected cost plus a margin approach to estimate the standalone selling price for the performance obligations. The Company allocated the $2.5 million transaction price of the original upfront payment as such: $1.3 million to the development services performance obligation and $1.2 million to license to the intellectual property performance obligation.

The Company concluded that under ASC 606 the $2.5 million should be recognized as of the Adoption Date as the work was substantially complete (including the satisfaction of the performance obligations above) and a significant revenue reversal was not probable.  However, under ASC 605, the Company concluded that the upfront payment of $2.5 million was not fixed and determinable, and that due to a contract clause, the $2.5 million could be payable to NT Pharma if the NDA was not filed by a specified date and additional deliverables were required after NDA submission. Therefore, under ASC 605 the upfront payment was recorded as deferred revenue in the accompanying consolidated balance sheet at December 31, 2018.  As a result of the adoption of ASC 606, the Company adjusted its accumulated deficit balance at January 1, 2019 by decreasing the amount by $2.5 million.

Accounting for NT Pharma Agreement under previous revenue recognition policy

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

Jazz

In July 2016, the Company entered into a development and license agreement with Jazz Pharmaceuticals for the development and commercialization of multiple early stage hematology/oncology product candidates, including PF743, a recombinant crisantaspase, and PF745, a recombinant crisantaspase with half-life extension technology, and in the third quarter of 2017, achieved a process development milestone. The agreement also includes an option for Jazz to negotiate a license for a recombinant pegaspargase (PF690) product candidate with the Company. Under the agreement, the Company received an upfront payment of $5.0 million and an option payment of $10.0 million in July 2016 and may be eligible to receive additional payments based on achievement of certain research and development, regulatory and sales-related milestones.

In December 2017, the Company and Jazz entered into an amended and restated agreement. In connection with the amendment and restatement of the Jazz Agreement (as amended, the Amended Jazz Agreement), the Company received a total of $18.5 million, consisting of an upfront payment of $5.0 million and a payment of $13.5 million for development achievement.

As a result of the Amended Jazz Agreement, the total payments and potential payments to the Company is $224.5 million. The Company has received $62 million of upfront and milestone payment through December 31, 2019 and may be eligible to receive additional payments of up to $162.5 million based on achievement of certain research and development, regulatory and sales-related milestones. The total remaining milestones are categorized as follows: $3.5 million based on achievement of certain research and development milestones; $34.0 million for certain regulatory milestones; and $125.0 million for sales milestones.

Accounting for Jazz Agreement under ASC 606

Upon implementation of ASC 606 on January 1, 2019, the Company applied a practical expedient for contract modifications applicable to contracts that were modified before the implementation date.  The Company assessed this arrangement in accordance with ASC 606 and identified the following performance obligations: 1) research and development services related to the Pegaspargase product candidate option (“Pegaspargase Data Package”), 2) license and research and development activities of the PF743 product, and 3) license and research and development activities of the PF745 product. The Company concluded that the development activities for PF743 and PF745 are highly interrelated and integrated with the license to intellectual property, so the research and development activities and license were combined into one performance obligation. The Company concluded that each of these performance obligations were distinct because Jazz can benefit from the good or service either on its own or together with other resources that are readily available, and each performance obligation is separately identifiable from other promises within the contract. The performance obligations have not changed under the amendment.

As noted above, in 2016, the Company received a $5.0 million upfront fee related to the PF743 and PF745 licenses and a $10 million upfront fee related to the Pegaspargase Data Package in connection with the original Jazz agreement. These payments were concluded to be fixed consideration as they were non-refundable, and therefore included in the transaction price at the inception of the original agreement. At contract inception of the original agreement, the first development milestone for $0.4 million was likely to occur at the inception of the agreement, so the payment was included in the transaction price at the inception of the agreement, which is when it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur.

In 2017, the Company received a $5.0 million upfront license fee in connection with the amended Jazz agreement. This upfront payment was concluded to be fixed consideration as it was non-refundable, and therefore and included in the transaction price at the inception of the amended agreement.  At contract inception of the amended agreement, the first development milestone for $0.4 million was likely to occur at the inception of the amendment, so the payment was included in the transaction price at the inception of the amendment, which is when it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur.

The remaining milestone payments within the original and amended agreements include a level of production/manufacturing that is unprecedented in the Company’s history at contract inception, the development milestones were highly uncertain and the Company determined that they should not be included in the transaction price until the milestones are reached, which is when it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur.  In addition, the future royalties related to licensed intellectual property were also excluded from the estimated total transaction price under the royalty exception in ASC 606.  Between 2016 and 2018, the Company achieved multiple development milestones totaling $15.3 million in connection with the original agreement and amended agreement.

The $20 million received in upfront payments was allocated between satisfied and unsatisfied performance obligations based on the relative standalone selling price of the identified performance obligations.  The Company uses an adjusted market assessment approach and an expected cost plus margin approach to estimating the standalone selling price for all three performance obligations. The Company allocated the $20 million transaction price of the upfront payments as such: $10 million to the Pegaspargase Data Package, $7.5 million to the license and research and development activities of the PF745 product, and $2.5 million to the license and research and development activities of the PF743 product.  The milestone payments related to the PF743 product license and development services performance obligation and the PF745 product license and development services are allocated to each of those performance obligations because those performance obligations are each a series of distinct services.

The upfront payments allocated to the three performance obligations meet the criteria under ASC 606 to be recognized over time using an input method based on estimated costs.  The Company concluded that this is the best method for measuring progress because the costs incurred by the Company enhances the assets over time.  As of the Adoption Date the Company recognized license and service revenue for all of the $2.5 million allocated to the PF743 product license and research and development activities performance obligation, $5.7 million of the $7.5 million allocated to the PF745 product license and research and development activities performance obligation, and $9.1 million of the $10 million allocated to the Pegaspargase Data Package performance obligation.  As of January 1, 2019, deferred revenue associated with the upfront payments of the Jazz collaboration was $2.7 million.

In 2019, the Company recognized the remaining $2.7 million of the upfront payments.  In addition, the Company achieved two development milestones during 2019, and recognized $26 million in license and service revenue for successful achievement of process development milestones for the PF743 product and the PF745 product. During the years ended December 31, 2019 and 2018, the Company recorded license and service revenue of approximately $28.7 million and $8.1 million related to the Jazz Collaboration, respectively.

Accounting for Jazz Agreement under previous revenue recognition policy

In accordance with ASC 605-25, the Company identified all of the deliverables at the inception of the Jazz Agreement and again upon entering into the Amended Jazz Agreement. The deliverables have not changed under the amendment. The significant deliverables were determined to be the research and development services related to the Pegaspargase product candidate option and for license and research and development activities of the other hematology/oncology products. The Company has determined that the license, together with the research and development activities, represent one unit of accounting for each product under license, as the license does not have standalone value from the respective development activities. The research and development activities related to the Pegaspargase option were determined to have standalone value apart from the license and development activities for the other hematology/oncology products. The estimated selling price for the Pegaspargase product candidate and the hematology/oncology products was determined using an income approach. In determining the estimated selling price, the Company considered costs expected to be incurred for internal labor, burden rates, internal margins, and subcontractors. Based on the Company’s considerations of estimated selling price, the Company allocated the original $15.0 million upfront and option payment as follows: $10.0 million to the Pegaspargase product candidate and $2.5 million to each of the hematology/oncology products. For the $5.0 million upfront payment received under the terms of the Amended Jazz Agreement, the Company determined that $0.8 million represented development services performed prior to the amendment, which had been reimbursable under the original agreement. The remaining $4.2 million of the upfront payment was allocated to the remaining hematology product; the amount was deferred and recognized over the period of performance. The Amended Jazz Agreement provisions allow for Jazz to halt the advancement of one of the products under development and replace with others wherein the Company could potentially earn milestone revenue on those products. However, the Company believes it is unlikely Jazz would halt the advancement of the product under development and replace with other products. Therefore, none of the upfront payments were allocated to this option.

The upfront and option payment for the original Jazz agreement and the amendment was deferred and recognized as revenue ratably over the period in which the Company expects services to be rendered for each respective unit of accounting. The estimated period of revenue recognition approximates a range of 15 to 32 months. Based on changes to this estimate that occurred during the quarter ended June 30, 2017, the Company modified the period of revenue recognition to range from 15 to 35 months. During the year ended December 31, 2017, the Company completed the service period related to one of the hematology products. In 2018, the Company achieved two development milestones and recognized $750 thousand in revenue for successful achievement of process development milestones for PF745. During the years ended December 31, 2018 and 2017, the Company recorded revenue of approximately $8.1 million and $21.6 million related to the Jazz Collaboration, respectively. As of December 31, 2018 and 2017, deferred revenue associated with the Jazz collaboration was $2.7 million and $10.1 million, respectively.

Arcellx

In December 2018, the Company entered into a development, evaluation and license agreement with Arcellx which provides access to the Pfēnex Expression Technology platform to advance Arcellx’s proprietary sparX proteins that activate, silence and reprogram Antigen-Receptor Complex T cell-based therapies. Under the terms of the agreement, the Company is eligible to receive development funding in addition to development, regulatory and commercial milestones ranging from $2.6 million to $18 million for each product incorporating a sparX protein expressed using the Pfēnex Expression Technology, as well as royalties on worldwide sales of any such products. The Company currently has two sparX proteins in development with Arcellx.

Accounting for Arcellx Agreement under ASC 606

The Company assessed this arrangement in accordance with ASC 606 and identified one combined license and development performance obligation. The Company concluded that the development activities provided to Arcellx are highly interrelated and integrated with the license to intellectual property, so the research and development activities and license were combined into one performance obligation. The Company is receiving development fees for work performed over each Arcellx owned sparX protein. The development work is provided in stages and each stage includes fix development fees. The upfront payments meet the criteria under ASC 606 to be recognized over time using an input method based on estimated costs.  The Company concluded that this is the best method for measuring progress because the costs incurred by the Company in providing the development service reflect the pattern of the Company’s performance in transferring control to Arcellx. As of December 31, 2019 there was no deferred revenue related to the Arcellx contract.  During the year ended December 31, 2019, revenue from Arcellx was $2.2 million.

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

Accounting for BARDA Agreement under ASC 606

The Company assessed this arrangement in accordance with ASC 606 and identified one performance obligation, research and development services. The performance obligations have not changed under the amendments.  The Company is receiving fees from BARDA based on the costs the Company incurs with either a percentage markup or no markup, and reimbursable expenses, so the Company concluded that all of the consideration is variable.  The Company also concluded that the contract with BARDA is a month-to-month contract and that it satisfies its performance obligation over time, and therefore, the Company includes the variable fees in the transaction price when the services are complete at the end of each month and the variable fees are known.  The Company concluded that recognizing revenue over time is the best method for measuring progress because the costs incurred by the Company in providing the development service reflect the pattern of the Company’s performance in transferring control to BARDA.  During the year ended December 31, 2019, revenue from BARDA was $1.5 million.

Accounting for BARDA Agreement under previous revenue recognition policy

Revenue is recognized in accordance with the authoritative guidance for revenue recognition including the authoritative guidance specific to federal government contractors. Reimbursable costs under this government contract primarily include direct labor, materials, subcontracts, accountable property and indirect costs. In addition, the Company receives a fixed fee under the BARDA contract, which is unconditionally earned as allowable costs are incurred and is not contingent on success factors. Reimbursable costs under this BARDA contract, including the fixed fee, are generally recognized as revenue in the period the reimbursable costs are incurred and become billable. The Company recorded revenues of $4.8 million and $5.5 million for services performed in the years ended December 31, 2018 and 2017, respectively. Reimbursable costs related to fulfilling on this contract amounted to $3.7 million and $3.5 million for the years ended December 31, 2018 and 2017, respectively, and are reflected in cost of revenue in the accompanying consolidated statements of operations. The billing of any overage in indirect cost rates over the approved provisional rates in the contract is not allowed. Any such overage is expensed as incurred. When and if final rates with Defense Contract Audit Agency are approved, the Company will recognize any change in revenue resulting from the rate change in the period such revised rates are approved and as such this would be considered a change in estimate.

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

The Company generates revenue by selling bulk CRM197 product. If a customer purchases reagent grade CRM197, the Company can ship the product from its facilities to the customer from reagent stock that is ordered and received from SIIPL and kept in the Company’s lab freezers. Any unsold reagent grade product is counted and included in inventory each quarter and has historically been immaterial. If a customer purchases GMP/human grade CRM197, SSIPL dropships the product directly to the Company’s customers.

The Company assessed the purchase order arrangements in accordance with ASC 606. As the purchases are received for a specific quantity and type of CRM197 product, there is deemed to be just one performance obligation, delivery of such product. The transaction price is clearly identified on the purchase order and product quote information and allocated to the single performance obligation. The customer control and risk of loss is transferred upon shipment which results in the Company recognizing revenue at a point in time. During the year ended December 31, 2019, revenue from CRM197 was $3.5 million.

8. Commitments and Contingencies

Lease Agreements

The Company determines if an arrangement is, or contains, a lease at contract inception.  These lease agreements have remaining lease terms of 1 to 5 years.  The Company recognizes a right-of-use (“ROU”) asset and a lease liability at the lease commencement date.  The lease liability is initially measured at the present value of the unpaid future lease payments as of the lease commencement date.  A key estimate includes how the Company determines the discount rate it uses to discount the unpaid lease payments to present value.

ASC 842 requires a lessee to discount its unpaid lease payments using the interest rate implicit in the lease or, if that rate cannot be readily determined, its incremental borrowing rate. Generally, the Company cannot determine the interest rate implicit in the lease because it does not have access to the lessor's estimated residual value or the amount of the lessor's deferred initial direct costs. Therefore, the Company generally uses its incremental borrowing rate as the discount rate for the lease. The Company's incremental borrowing rate for a lease is the rate of interest it would have to pay on a collateralized basis to borrow an amount equal to the lease payments under similar terms. Because the Company does not generally borrow on a collateralized basis, it uses quoted interest rates obtained from financial institutions as an input to derive an appropriate incremental borrowing rate, adjusted for the amount of the lease payments, the lease term, and the effect on that rate of designating specific collateral with a value equal to the unpaid lease payments for that lease.

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

In February 2019, the Company entered into a sublease agreement with a tenant to lease a portion of its office space.  The term of the lease agreement commenced on April 1, 2019 and ends on March 31, 2024 (when the underlying lease term ends, unless the underlying lease is terminated early).  The sublessee is responsible for all variable lease payments including expenses, costs, taxes, insurance, maintenance, and other charges in connection with the subleased premises.  The sublease does not have any renewal options, require any contingent rental payments, impose any financial restrictions, or contain any residual value guarantees.  Rent payments increase by 3% each year on the anniversary of the commencement date.  The sublease income earned in 2019 was immaterial.

The Company adopted ASC 842 effective January 1, 2019 using the alternative transition approach by recording an operating lease right-of-use asset of $3.7 million and corresponding net operating lease liability of $4.2 million.  In addition, effective January 1, 2019, the Company recorded a financial lease right-of-use asset of $0.9 million and corresponding net financial lease liability of $0.5 million at that date.  The Company continues to account for leases in the prior period financials statements under ASC Topic 840.

The following table presents the lease related assets and liabilities recorded on the Company’s consolidated balance sheets related to its operating and finance leases:

December 31, 2019
(in thousands)
Operating lease right-of-use assets	$3,124
Finance lease right-of-use assets	779
Total right-of-use assets	$3,903

Operating lease liability-short-term	$761
Operating lease liability-long-term	2,895
Finance lease liability-short-term	190
Finance lease liability-long-term	1
Total lease liabilities	$3,847

Weighted average remaining lease term - operating leases	4.2 years
Weighted average remaining lease term - finance leases	0.6 years
Weighted average discount rate	5%

Lease cost was $0.8 million for the year ended December 31, 2019 and rent expense was $0.8 million, and $0.7 million for the years ended December 31, 2018 and 2017, respectively. Lease cost and rent expense is included in cost of revenue, research and development and selling, general and administrative expenses in the accompanying consolidated statements of operations as follows:

	Years Ended December 31,
	2019	2018	2017
	(in thousands)
Cost of revenue	$64	$42	$—
Research and development	496	417	326
Selling, general and administrative	241	293	407
Total rent expense	$801	$752	$733

The Company’s office space leases do not require any contingent rental payments, impose any financial restrictions, or contain any residual value guarantees.  These leases do not have any renewal options or rent escalation clauses.  Variable expenses generally represent the Company’s share of the landlord’s operating expenses.  In addition to the Lease, the Company has entered into operating and financial lease agreements for office and lab equipment that commenced prior to January 1, 2019 and expire at various dates through 2024.  The Company does not have any arrangements where it acts as a lessor except for the one sublease of a portion of its office space referred to above.

Supplemental cash flow information related to operating leases for the year ended December 31, 2019 were as follows:

(in thousands)
Cash paid for amounts included in the measurement of lease liabilities	$1,175
Lease liabilities arising from obtaining ROU asset	—

Maturities of operating lease liabilities for each of the next five years and thereafter are as follows:

	Payment Amounts
	Finance Leases	Operating Leases
	(in thousands)
2020	$198	$927
2021	1	941
2022	—	967
2023	—	995
2024 and thereafter	—	244
Total future minimum lease payments	$199	$4,074

As of December 31, 2019, the Company has no additional operating lease commitments that have not yet commenced.

As of December 31, 2018, the total estimated future annual minimum lease payment obligations under the Company’s non-cancelable leasing arrangements, including the facilities lease described above, are as follows:

	Payment Amounts
	Operating	Capital
	Leases	Leases	Total
	(in thousands)
2019	$901	$344	$1,245
2020	899	197	1,096
2021	909	1	910
2022	934	—	934
2023 and thereafter	1,206	—	1,206
Total future minimum lease payments	$4,849	$542	$5,391

Clinical Study and Development Activity Commitments

The Company has entered into agreements with subcontractors to further develop its product candidates. These contracts can be cancelled at any time, with some having certain cancellation fees associated with the termination of the contract, and others that only obligate the Company through the termination date.

Contingencies

From time to time, the Company may be involved in legal proceedings, claims, and litigation in the ordinary course of business. At December 31, 2019, 2018 and 2017, there were no material legal proceedings.

9. Stock-Based Compensation

Summary Stock-Based Compensation Information

The following table summarizes stock-based compensation expense:

	Years Ended December 31,
	2019	2018	2017
	(in thousands)
Cost of revenues	$161	$157	$265
Research and development	1,214	1,418	1,028
Selling, general and administrative	1,522	1,604	1,830
Total	$2,897	$3,179	$3,123

	2019	2018	2017
	(in thousands)
Stock-based compensation from:
Stock options	$2,809	$3,008	$2,993
Employee stock purchase plan	88	171	130
Total	$2,897	$3,179	$3,123

Stock Option Plan

The Company’s board of directors adopted, and the Company’s stockholders approved, the Company’s 2009 Equity Incentive Plan (2009 Plan) in 2009. The 2009 Plan terminated in connection with the Company’s IPO in 2014 and, accordingly, no awards will be granted under the 2009 Plan following the IPO. However, the 2009 Plan will continue to govern outstanding awards granted thereunder. The 2009 Plan provided for the grant of incentive stock options and for the grant of nonstatutory stock options, restricted stock, restricted stock units, and stock appreciation rights to the Company’s employees, directors and consultants. As of December 31, 2019, awards covering 0.1 million shares of common stock were outstanding under the 2009 Plan.

In July 2014, the board of directors adopted a 2014 Equity Incentive Plan (2014 Plan) and the Company’s stockholders approved it. In May 2017, the Company’s stockholders approved an amendment to the 2014 Equity Incentive Plan (2014 Amended Plan), to, among other things, increase the available shares by 2.5 million. In addition, in May 2019, the Company’s stockholders approved an amendment to the 2014 Amended Plan (2014 Second Amended Plan), to, among other things, increase the available shares by 2.0 million.  The 2014 Second Amended provides for the grant of incentive stock options, within the meaning of Section 422 of the Internal Revenue Code, to employees and any parent and subsidiary corporations’ employees, and for the grant of nonstatutory stock options, restricted stock, restricted stock units, stock appreciation rights, performance units and performance shares to employees, directors and consultants and parent and subsidiary corporations’ employees and consultants. The shares available for issuance under the 2014 Second Amended Plan include shares returned to the 2009 Plan as the result of expiration or termination of awards (provided that the maximum number of shares that may be added to the 2014 Second Amended Plan pursuant to such previously granted awards under the 2009 Plan is 961,755 shares). The maximum number of shares that may be issued under the 2014 Second Amended Plan is 7.5 million plus shares added from 2009 Plan, if any. As of December 31, 2019, a total of 3.4 million shares of common stock were available for issuance pursuant to the 2014 Second Amended Plan. As of December 31, 2019, awards covering 3.5 million shares of common stock were outstanding under the 2014 Second Amended Plan.

In September 2016, the board of directors adopted the 2016 Inducement Equity Incentive Plan (2016 Plan). The 2016 Plan provides for the grant of nonstatutory stock options, restricted stock, restricted stock units, stock appreciation rights, performance units and performance shares to new employees. Stock options granted under the 2016 Plan have a term of ten years from the date of grant, the exercise price for the shares to be issued will be no less than 100% of the fair market value per share on the date of grant and generally vest over a four-year period. The maximum aggregate number of shares that may be issued under the 2016 Plan is 500,000 shares. As of December 31, 2019, a total of 0.1 million shares of common stock were available for issuance pursuant to the 2016 Plan. As of December 31, 2019, awards covering 0.4 million shares of common stock were outstanding under the 2016 Plan.

Stock options granted to date under the 2009 Plan and the 2014 Second Amended Plan have a term of ten years from the date of grant, and generally vest over a four-year period. However, in the event that an incentive stock option (ISO) granted to a participant who, at the time the ISO is granted, owns stock representing more than ten percent (10%) of the total combined voting power of all classes of stock of the Company, the term of the ISO shall be five years from the grant date or such shorter term as may be provided in the award agreement.

In July 2014, the board of directors adopted the 2014 Employee Stock Purchase Plan (ESPP) and the stockholders approved it. As of December 31, 2019, a total of 1,548,890 shares of common stock were available for issuance under the ESPP. In addition, the ESPP provides for annual increases in the number of shares available for sale under the ESPP on the first day of each fiscal year beginning in 2015, equal to the least of: (i) 355,618 shares; (ii) 1.5% of the outstanding shares of the common stock on the last day of the immediately preceding fiscal year; or (iii) such other amount as may be determined by the administrator. As of December 31, 2019, 167,215 shares have been purchased under the ESPP.

Stock Options

The per share exercise price of all options granted during the years ended December 31, 2019, 2018 and 2017 was equal to the closing price of a share of common stock on the date of grant. The fair value of each stock option granted during the years ended December 31, 2019, 2018 and 2017 is estimated on the grant date under the fair value method using the Black-Scholes model. The estimated fair values of the stock option, including the effect of estimated forfeitures, are then expensed over the requisite service period which is generally the vesting period. The following assumptions were used to estimate the fair value of stock options:

	Years Ended December 31,
	2019	2018	2017
Risk-free interest rate	2.4%	2.7%	1.9%
Expected volatility	72.6%	71.2%	66.3%
Expected dividend yield	0.0%	0.0%	0.0%
Expected life of options in years	6.2	6.3	5.5

The fair value of equity instruments that are ultimately expected to vest, net of estimated forfeitures, are recognized and amortized on a straight-line basis over the requisite service period. The Black-Scholes option-pricing model requires multiple subjective inputs, including a measure of expected future volatility. Prior to the Company’s IPO in 2014, the Company’s stock did not have a readily available market. Consequently, the expected future volatility was based on the historical volatility for comparable publicly traded companies over the most recent period commensurate with the estimated expected term of the Company’s stock options. Beginning in the fourth quarter of 2016, the expected future volatility was based on the historical volatility for the Company’s common stock. Following the completion of the Company’s IPO, the fair value of options granted is based on the closing price of the Company’s common stock on the date of grant as quoted on the NYSE American. The risk-free interest rate assumption is based upon observed interest rates during the period appropriate for the expected term of the options. The expected term of the options has been estimated using the simplified method to determine the expected life of the Company’s options due to insufficient activity as a basis from which to estimate future exercise patterns. With the exception of 1,217,784 shares of common stock issued in connection with the payment of all accrued and unpaid dividends on the preferred stock immediately prior to the completion of the Company’s IPO, the Company had never declared or paid dividends and has no plans to do so in the foreseeable future. Accordingly, the dividend yield assumption is based on the expectation that the Company will not pay dividends on its common stock in the future. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The weighted-average grant date fair values of options granted during the years ended December 31, 2019, 2018 and 2017 were $3.25, $2.47 and $2.92, respectively. Total fair value of options vested during the years ended December 31, 2019, 2018 and 2017 was $2.9 million, $2.7 million and $3.9 million, respectively.

Stock option transactions under the 2014 and 2016 Plans during the year ended December 31, 2019 were as follows:

	Number of Options (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2019	4,155	$6.12
Granted	1,390	4.94
Exercised	(764)	6.02
Cancelled (forfeited)	(778)	7.09
Outstanding at December 31, 2019	4,003	$5.55	7.63	$22,781
Vested and expected to vest at December 31, 2019	3,512	$5.66	7.46	$19,699
Vested and exercisable at December 31, 2019	1,858	$6.65	6.35	$9,078

The Company received $4.6 million, $94 thousand and $26 thousand  for the years ended December 31, 2019, 2018 and 2017, respectively, for options exercised.

As of December 31, 2019, there was approximately $4.2 million of unrecognized compensation cost related to unvested stock option awards, and the weighted-average period over which this cost is expected to be recognized is 2.64 years.

The total aggregate intrinsic value, which is the amount, if any, by which the exercise price was exceeded by the estimated fair value of the Company’s common stock, of options exercised, was $3.2 million, $0.1 million and $0.3 million  for the years ended December 31, 2019, 2018 and 2017, respectively.

In June 2018, the FASB issued ASU No. 2018-07, Compensation-Stock Compensation (ASC 718), which simplifies the accounting for nonemployee share-based payment transactions. The Company adopted this standard as of January 1, 2019. The impact of adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

10. Retirement Plan

The Company has a 401(k) Savings Plan (401(k) plan). The 401(k) plan is for the benefit of all qualifying employees and permits voluntary contributions by employees up to a maximum percentage allowable by current IRS regulations. During the years ended December 31, 2019, 2018 and 2017, the Company made matching contributions to the 401(k) of $0.4 million, $0.3 million and $0.2 million, respectively.

11. Income Taxes

The components of the income tax (provision) benefit are as follows:

	Years Ended December 31,
	2019	2018	2017
	(in thousands)
Current	$—	$—	$172
Deferred	(1)	—	—
Total (provision) benefit	$(1)	$—	$172

For the year ended December 31, 2017 the Company recorded an income tax provision benefit  attributable to U.S. Federal refundable alternative minimum tax and state income tax. The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had no accrual for interest or penalties on its balance sheets at December 31, 2019 and 2018. The Company is subject to taxation in the United States and various state jurisdictions. The Company’s tax years 2014 and forward are subject to examination by the United States and tax years 2010 and forward in California and various state tax authorities.

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

As of December 31, 2019, the Company had federal and state research and development credits carryforwards of approximately $7.5 million and $4.2 million, respectively, to offset potential tax liabilities. The federal research and development credits have a 20-year carryforward period and begin to expire in 2030 unless utilized. California research and development tax credits have no expiration. The Company has $82.7 million federal net operating loss carryforwards and $32.9 million of state net operating loss carryforwards as of December 31, 2019. Of the total federal net operating loss carryforwards, the Company has $41.2 million with no expiration dates. The remaining federal and state net operating losses will begin to expire in 2036 unless utilized.

The utilization of NOLs and tax credit carryforwards to offset future taxable income may be subject to an annual limitation as a result of ownership changes that have occurred previously or may occur in the future. Under Sections 382 and 383 of the Internal Revenue Code (“IRC”) a corporation that undergoes an ownership change may be subject to limitations on its ability to utilize its pre-change NOLs and other tax attributes otherwise available to offset future taxable income and/or tax liability. An ownership change is defined as a cumulative change of 50% or more in the ownership positions of certain stockholders during a rolling three-year period. If an ownership change has occurred, the Company’s ability to use its NOLs or tax credit carryforwards may be restricted, which could require the Company to pay federal or state income taxes earlier than would be required if such limitations were not in effect.

Significant components of the Company’s deferred tax assets as of December 31, 2019 and 2018 are shown below. A valuation allowance of $29.9 million and $30.5 million for the years ended December 31, 2019 and 2018, respectively, has been established to offset deferred tax assets, as realization of such assets is uncertain.

	December 31,
	2019	2018
	(in thousands)
Deferred tax assets
Net operating losses	$19,660	$19,860
Stock-based compensation	1,388	1,502
Research and development credits	9,444	8,157
Deferred revenue	19	1,907
Accruals and other	805	678
Lease Liability	934	—
Total deferred tax assets	32,250	32,104
Deferred tax liabilities
Depreciation and amortization	(510)	(464)
Intangible assets	(1,024)	(1,097)
ROU Asset	(798)	—
Total deferred tax liabilities	(2,332)	(1,561)
Valuation allowance	(29,918)	(30,543)
Net deferred tax asset	$—	$—

The provision for income taxes differs from the U.S. federal statutory tax rate primarily due to state and local income taxes, valuation allowance established, R&D credits and the impact of tax reform. A reconciliation of the Company’s effective tax rate and federal statutory tax rate at December 31, 2019, 2018 and 2017 is as follows:

	December 31,
	2019	2018	2017
	(in thousands)
Federal income taxes	$(222)	$8,328	$8,791
State income taxes	(48)	1,065	949
State rate changes	(790)	(110)	392
Impact of change in federal income tax rates	—	—	(6,401)
Stock-based compensation	(162)	(401)	(623)
Valuation allowance	(14)	(11,332)	(4,728)
Research and development credits	1,287	2,684	1,897
Permanent items and other	(51)	(234)	(105)
Total income tax (provision) benefit	$(1)	$—	$172

In accordance with authoritative guidance, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. The Company has an uncertain tax position with respect to its research and development credits as of December 31, 2019.

The following is a tabular reconciliation of the Company’s Unrecognized Tax Benefits activity (excluding interest and penalties):

	December 31,
	2019	2018	2017
	(in thousands)
Beginning balance of unrecognized tax benefits	$1,394	$1,032	$730
Additions based on tax positions related to the current year	232	351	361
Additions based on tax positions of prior years	16	11	—
Reductions for tax positions of prior years	—	—	(59)
Ending balance of unrecognized tax benefits	$1,642	$1,394	$1,032

As of December 31, 2019, if recognized, approximately $1.6 million would affect the effective tax rate if the Company did not have a full valuation allowance.

The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. No accrued interest or penalties were included in its consolidated balance sheets at December 31, 2019 or 2018, and the Company did not recognize any interest and/or penalties in its consolidated statements of operations during the years ended December 31, 2019, 2018, or 2017.

The Company does not anticipate significant increases or decreases within the next 12 months with respect to its unrecognized tax benefit.

The Company is subject to income tax in the United States, California and Massachusetts. The Company is subject to income tax examination by various state tax authorities for the years beginning in 2009 due to net operating losses and state statutes.

12. Net Income (Loss) Per Share of Common Stock

The following table summarizes the computation of basic and diluted net income (loss) per share attributable to common stockholders of the Company:

	December 31,
	2019	2018	2017
	(in thousands, except per share data)
Net income (loss)	$1,058	$(39,593)	$(25,684)
Weighted average shares used to compute basic net income (loss) per share	31,602	28,340	23,503
Dilutive effect of employee stock option plans	771	—	—
Dilutive weighted-average common shares outstanding	32,373	28,340	23,503
Basic and diluted net income (loss) per common share	0.03	(1.40)	(1.09)

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

The following table summarizes the potentially dilutive securities outstanding at the end of the periods presented:

	December 31,
	2019	2018	2017
	(in thousands)
Options to purchase common stock	4,004	4,155	3,237
Employee stock purchase plan	53	61	75
Total	4,057	4,216	3,312

13. Quarterly Financial Data (unaudited)

The following is a summary of the quarterly results of the Company for the years ended December 31, 2019, 2018 and 2017:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year Ended December 31
	(in thousands, except for per share data)
2019(a)(b)
Revenues	$7,862	$2,811	$15,248	$24,405	$50,326
Cost of revenues	1,566	1,119	1,145	1,061	4,891
Gross profit	6,296	1,692	14,103	23,344	45,435
Operating expenses	12,423	9,332	11,108	11,748	44,611
Other income, net	69	71	55	40	235
Income tax provision	—	—	—	(1)	(1)
Net income (loss)	(6,058)	(7,569)	3,051	11,634	1,058
Net income (loss) per share, basic	$(0.19)	$(0.24)	$0.10	$0.37	$0.03
Net income (loss) per share, diluted	$(0.19)	$(0.24)	$0.10	$0.35	$0.03
Weighted-average common shares used in calculating net income (loss) per share:
Basic	31,487	31,527	31,595	31,805	31,602
Diluted	31,487	31,527	31,595	33,398	32,373
2018
Revenues	$3,746	$4,190	$3,570	$3,351	$14,857
Cost of revenues	1,520	924	1,479	1,099	5,022
Gross profit	2,226	3,266	2,091	2,252	9,835
Operating expenses	13,256	14,386	12,868	9,176	49,686
Other income, net	3	39	115	101	258
Net loss	(11,027)	(11,081)	(10,662)	(6,823)	(39,593)
Net loss per common share, basic and diluted	$(0.47)	$(0.41)	$(0.34)	$(0.22)	$(1.40)
Weighted-average common shares used in calculating basic and diluted net loss per share	23,569	26,771	31,437	31,461	28,340
2017
Revenues	$2,818	$3,029	$5,024	$17,909	$28,780
Cost of revenues	810	905	1,766	1,675	5,156
Gross profit	2,008	2,124	3,258	16,234	23,624
Operating expenses	12,084	14,486	12,111	10,918	49,599
Other income, net	44	38	35	2	119
Income tax benefit	—	—	—	172	172
Net income (loss)	(10,032)	(12,324)	(8,818)	5,490	(25,684)
Net income (loss) per share, basic and diluted	$(0.43)	$(0.52)	$(0.37)	$0.23	$(1.09)
Weighted-average common shares used in calculating net income (loss) per share:
Basic	23,436	23,486	23,539	23,548	23,503
Diluted	23,436	23,486	23,539	23,697	23,503

(a) - Due to the adoption of ASC 606, Q1-2019 revenue is $2.5 million less than the amount reported in the Q1-2019 10-Q. Refer to Note 7 for more information on this adjustment.
(b) - Due to the adoption of ASC 718, cost of revenues and operating expenses is immaterially different than the amounts reported in the Q1-2019, Q2-2019, and Q3-2019 10-Qs.

14. Subsequent Events As discussed in Note 1, in January and February 2020, the Company sold 1,753,443 shares of common stock for net proceeds of $19.4 million.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s (SEC) rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. We intend to review and evaluate the design and effectiveness of our disclosure controls and procedures on an ongoing basis and to correct any material deficiencies that we may discover. Our goal is to ensure that our management has timely access to material information that could affect our business. While we believe the present design of our disclosure controls and procedures is effective to achieve our goal, future events affecting our business may cause us to modify our disclosure controls and procedures. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K, were, in design and operation, effective.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Management conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on this assessment, management has concluded that its internal control over financial reporting was effective as of December 31, 2019.

The registered public accounting firm that audited our financial statements as of and for the year ended December 31, 2018, included in this Annual Report on Form 10-K, has issued an attestation report on our internal control over financial reporting, and such report is included below.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Pfenex Inc.:

Opinion on Internal Control Over Financial Reporting

We have audited Pfenex Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2019 and 2018, the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2019, and the related notes and financial statement schedule II (collectively, the consolidated financial statements), and our report dated March 11, 2020 expressed an unqualified opinion on those consolidated financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ KPMG LLP

San Diego, California
March 11, 2020

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

The information required by this item is incorporated herein by reference from our definitive proxy statement relating to our 2020 annual meeting of shareholders. The definitive proxy statement will be filed with the Securities and Exchange Commission within 120 days after the end of the 2019 fiscal year.

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

The information required by this item is incorporated herein by reference from our definitive proxy statement relating to our 2020 annual meeting of shareholders. The definitive proxy statement will be filed with the Securities and Exchange Commission within 120 days after the end of the 2019 fiscal year.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated herein by reference from our definitive proxy statement relating to our 2020 annual meeting of shareholders. The definitive proxy statement will be filed with the Securities and Exchange Commission within 120 days after the end of the 2019 fiscal year.

Item 13.	Certain Relationships and Related Transactions and Director Independence

The information required by this item is incorporated herein by reference from our definitive proxy statement relating to our 2020 annual meeting of shareholders. The definitive proxy statement will be filed with the Securities and Exchange Commission within 120 days after the end of the 2019 fiscal year.

Item 14.	Principal Accounting Fees and Services

The information required by this item is incorporated herein by reference from our definitive proxy statement relating to our 2020 annual meeting of shareholders. The definitive proxy statement will be filed with the Securities and Exchange Commission within 120 days after the end of the 2019 fiscal year.

PART IV

Item 15.	Exhibits and Financial Statement Schedules
(a)	The following documents are filed as part of this report:
1.	Financial Statements

See Index to Financial Statements at Item 8 herein.

2.	Financial Statement Schedules

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

	Years Ended December 31,
	2019	2018	2017
	(in thousands)
Allowance for Doubtful Accounts:
Beginning balance	$—	$—	$50
Reductions and write-offs	—	—	(50)
Ending balance	$—	$—	$—

All other schedules have been omitted because they are not required, not applicable, or the required information is otherwise included.

3.	Exhibits

The documents listed in the Exhibit Index of this Annual Report on Form 10-K are incorporated by reference or are filed with this report, in each case as indicated therein (numbered in accordance with Item 601 of Regulation S-K).

Item 16.	Form 10-K Summary

None.

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of the Registrant.	8-K	001-36540	3.2	July 29, 2014

3.2	Amended and Restated Bylaws of the Registrant.	S-1	333-196539	3.3	June 5, 2014

4.1	Specimen Stock Certificate.	S-1/A	333-196539	4.1	June 23, 2014

4.2*	Description of Common Stock of the Company.

10.1+	2009 Equity Incentive Plan and form of award thereunder.	S-1	333-196539	10.1	June 5, 2014

10.2+	Amended and Restated 2014 Equity Incentive Plan and form of award thereunder.	8-K	001-36540	10.1	May 9, 2019

10.3+	2014 Employee Stock Purchase Plan.	S-1/A	333-196539	10.3	July 7, 2014

10.4+	2016 Inducement Equity Incentive Plan and forms of award thereunder.	10-Q	001-36540	10.4	November 9, 2016

10.5	Form of Indemnification Agreement.	S-1	333-196539	10.4	June 5, 2014

10.6	Lease Agreement, dated June 22, 2010, between the Registrant and BRS-Tustin Safeguard Associates II, LLC.	S-1	333-196539	10.5	June 5, 2014

10.7	First Amendment to Multi-Tenant Industrial/Commercial Lease dated September 4, 2014 between the Registrant and BRS-Tustin Safeguard Associates II, LLC.	8-K	001-36540	10.1	September 25, 2014

10.8	Second Amendment to Multi-Tenant Industrial/Commercial Lease dated November 19, 2015 between the Registrant and BRS-Tustin Safeguard Associates II, LLC.	10-K	001-36540	10.7	March 10, 2016

10.9	Third Amendment to Multi-Tenant Industrial/Commercial Lease dated February 24, 2016 between the Registrant and BRS-Tustin Safeguard Associates II, LLC.	10-Q	001-36540	10.2	May 9, 2016

10.10†	Technology License Agreement, dated November 30, 2009, between the Registrant and The Dow Chemical Company.	S-1/A	333-196539	10.8	June 25, 2014

10.11	Grant Back License Agreement, dated November 30, 2009, between the Registrant and The Dow Chemical Company.	S-1	333-196539	10.9	June 5, 2014

10.12	Technology Assignment Agreement, dated November 30, 2009, between the Registrant and The Dow Chemical Company.	S-1	333-196539	10.10	June 5, 2014

10.13	Contribution Assignment and Assumption Agreement, dated November 30, 2009, between the Registrant and The Dow Chemical Company.	S-1	333-196539	10.11	June 5, 2014

10.14+	Executive Employment Agreement, dated June 20, 2014, between the Registrant and Patrick K. Lucy.	S-1/A	333-196539	10.23	June 23, 2014

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date

10.15+	Executive Employment Agreement, dated August 3, 2017, between the Registrant and Evert B. Schimmelpennink.	8-K	001-36540	10.1	August 3, 2017

10.16+	Executive Employment Agreement, effective February 1, 2018, between the Registrant and Susan A. Knudson.	8-K	001-36540	10.1	January 4, 2018

10.17+	Executive Employment Agreement, effective October 1, 2018, between the Registrant and Shawn A. Scranton, PharmD.	8-K	001-36540	10.1	September 11, 2018

10.18+	Executive Employment Agreement, effective March 18, 2019, between the Registrant and Martin B. Brenner, DVM.	10-Q	001-36540	10.5	May 9, 2019

10.19+	Executive Incentive Compensation Plan.	S-1/A	333-196539	10.27	June 23, 2014

10.20†	License and Option Agreement, dated July 27, 2016, by and between the Registrant and Jazz Pharmaceuticals Ireland Limited.	10-Q	001-36540	10.1	November 9, 2016

10.21†	Amended License and Option Agreement, dated December 19, 2017, by and between the Registrant and Jazz Pharmaceuticals Ireland Limited.	10-K/A	001-36540	10.68	June 6, 2018

10.22†	Development and License Agreement, dated April 18, 2018, by and between the Registrant and China NT Pharma Group Company Ltd	10-Q	001-36540	10.1	August 8, 2018

10.23†	Development and License Agreement, dated June 11, 2018, by and between the Registrant and Alvogen Malta Operations Ltd.	10-Q	001-36540	10.3	August 8, 2018

10.24†	Development and License Agreement, dated February 25, 2019, between the Registrant and Alvogen Malta (Out-Licensing) Operations Ltd.	10-Q	001-36540	10.1	May 9, 2019

10.25†	MENA Development and License Agreement, dated February 25, 2019, between the Registrant and Alvogen Malta (Out-Licensing) Operations Ltd.	10-Q	001-36540	10.2	May 9, 2019

10.26†	E.U. Development and License Agreement, dated February 25, 2019, between the Registrant and Alvogen Malta (Out-Licensing) Operations Ltd.	10-Q	001-36540	10.3	May 9, 2019

10.27†	Amendment No. 1 to the Development and License Agreement, dated February 25, 2019, between the Registrant and Alvogen Malta Operations Ltd.	10-Q	001-36540	10.4	May 9, 2019

10.28	Sales Agreement, dated as of March 15, 2018, between Pfenex Inc. and William Blair & Company, L.L.C.	8-K	001-36540	1.1	March 15, 2018

10.29†*	Amendment No.1 to the Alvogen ROW Development and License Agreement

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date

10.30+*	Transition Agreement and Limited Release, effective November 13, 2019, between the Registrant and Susan A. Knudson

23.1*	Consent of KPMG LLP, Independent Registered Public Accounting Firm.

24.1*	Power of Attorney (contained on signature page).

31.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
.
32.1^*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
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

Date: March 11, 2020

Pfenex Inc.

By:	/s/ Evert B. Schimmelpennink
Evert B. Schimmelpennink
Chief Executive Officer, President, Secretary, Chief Financial Officer and Director
(Principal Executive and Principal Financial and Accounting Officer)

POWER OF ATTORNEY

Each person whose signature appears below constitutes and appoints Evert B. Schimmelpennink and each of them, as his or her true and lawful attorney-in-fact and agent to act, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, and to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their and his or her substitutes, may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Evert B. Schimmelpennink	Chief Executive Officer, President, Secretary, Chief Financial Officer and Director	March 11, 2020
Evert B. Schimmelpennink	(Principal Executive and Principal Financial and Accounting Officer)

/s/ Jason Grenfell-Gardner	Chairman and Director	March 11, 2020
Jason Grenfell-Gardner

/s/ Robin D. Campbell	Director	March 11, 2020
Robin D. Campbell

/s/ Phillip M. Schneider	Director	March 11, 2020
Phillip M. Schneider

/s/ John Taylor	Director	March 11, 2020
John Taylor

/s/ Magda Marquet	Director	March 11, 2020
Magda Marquet

/s/ Lorianne Masuoka	Director	March 11, 2020
Lorianne Masuoka