Form 10-Q
period 2020-03-31
Pfenex Inc.
filed 2020-05-07
CIK 1478121

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

As of May 5, 2020, the registrant had 34,291,901 shares of Common Stock ($0.001 par value) outstanding.

PFENEX INC.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

PFENEX INC.

Consolidated Balance Sheets

	March 31, 2020 (unaudited)	December 31, 2019
	(in thousands)
Assets
Current assets
Cash and cash equivalents	$65,602	$55,624
Restricted cash	200	200
Accounts and unbilled receivables, net	3,744	5,628
Other current assets	1,719	2,308
Total current assets	71,265	63,760
Property and equipment, net	8,465	7,744
Right-of-use asset	3,718	3,903
Other long-term assets	145	170
Intangible assets, net	3,607	3,733
Goodwill	5,577	5,577
Total assets	$92,777	$84,887
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$375	$673
Accrued liabilities	4,608	7,351
Current portion of deferred revenue	407	75
Lease liabilities – short-term	884	951
Other current liabilities	601	616
Total current liabilities	6,875	9,666
Lease Liabilities – long-term	2,699	2,896
Other non-current liabilities	28	26
Total liabilities	9,602	12,588
Commitments and contingencies
Stockholders’ equity
Preferred stock, $0.001 par value, 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, par value $0.001, 200,000,000 shares authorized; 34,265,401 and 32,266,708 shares issued and outstanding at March 31, 2020 and December 31, 2019, respectively	35	33
Additional paid-in capital	291,033	270,008
Accumulated deficit	(207,893)	(197,742)
Total stockholders’ equity	83,175	72,299
Total liabilities and stockholders’ equity	$92,777	$84,887

The accompanying notes are an integral part of these unaudited consolidated financial statements.

PFENEX INC.

Consolidated Statements of Operations

(unaudited)

	Three Months Ended March 31,
(in thousands, except per share data)	2020	2019
Revenue
License and service revenue	$301	$6,593
Product revenue	381	1,269
Total revenue	682	7,862
Cost of revenue
License and service	242	903
Product	98	663
Total cost of revenue	340	1,566
Gross profit	342	6,296
Operating expense
Research and development	5,811	7,880
Selling, general and administrative	4,732	4,543
Total operating expense	10,543	12,423
Net loss from operations	(10,201)	(6,127)
Other income, net	50	69
Net loss	$(10,151)	$(6,058)
Net loss per common share:
Basic and diluted	$(0.31)	$(0.19)
Weighted-average common shares used in calculating net loss per share:
Basic and diluted	33,151	31,487

The accompanying notes are an integral part of these unaudited consolidated financial statements.

PFENEX INC.

Consolidated Statements of Cash Flows

(unaudited)

	Three Months Ended March 31,
	2020	2019
	(in thousands)
Cash flows from operating activities
Net loss	$(10,151)	$(6,058)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	340	311
Amortization of intangible assets	126	133
Stock-based compensation expense	878	777
Changes in operating assets and liabilities
Accounts and unbilled receivables	1,883	(1,289)
Other assets	614	(254)
Accounts payable	(275)	(822)
Accrued liabilities	(2,403)	(1,312)
Deferred revenue	332	(1,824)
Net cash used in operating activities	(8,656)	(10,338)
Cash flows from investing activities
Acquisitions of property and equipment	(1,433)	(111)
Net cash used in investing activities	(1,433)	(111)
Cash flows from financing activities
Proceeds from issuance of common stock, net of discount and offering costs	18,830	—
Repayments of financial lease obligations	(82)	—
Repayments of capital lease obligations	—	(130)
Proceeds from exercise of stock options and other stock issuances	1,319	113
Net cash provided by (used in) financing activities	20,067	(17)
Net increase (decrease) in cash, cash equivalents and restricted cash	9,978	(10,466)
Cash, cash equivalents and restricted cash
Beginning of period	55,824	56,420
End of period	$65,802	$45,954
Supplemental disclosures of non-cash investing and financing activities
Asset acquisitions in accounts payable and accrued expenses	$203	$222
Supplemental schedule of cash flow information
Cash paid for interest	$2	$7

The accompanying notes are an integral part of these unaudited consolidated financial statements.

PFENEX INC.

Consolidated Statements of Stockholders’ Equity

(unaudited)

(in thousands)

			Additional		Total
	Common Stock		Paid	Accumulated	Stockholders’
	Shares	Amount	in Capital	Deficit	Equity
Balance at December 31, 2018	31,468	$32	$262,405	$(201,300)	$61,137
Adoption of ASC 606	—	—	—	$2,500	2,500
Exercise of stock options	15	—	60	—	60
Issuance of common stock under employee stock purchase plan	17	—	53	—	53
Stock-based compensation expense	—	—	777	—	777
Net loss	—	—	—	(6,058)	(6,058)
Balance at March 31, 2019	31,500	$32	$263,295	$(204,858)	$58,469

Balance at December 31, 2019	32,267	$33	$270,008	$(197,742)	$72,299
Exercise of stock options	225	—	1,238	—	1,238
Issuance of common stock under employee stock purchase plan	20	—	81	—	81
Stock-based compensation expense	—	—	878	—	878
Issuance of common stock, net of discount and offering costs	1,753	2	18,828	—	18,830
Net loss	—	—	—	(10,151)	(10,151)
Balance at March 31, 2020	34,265	$35	$291,033	$(207,893)	$83,175

The accompanying notes are an integral part of these consolidated financial statements

PFENEX INC.

Notes to Consolidated Financial Statements

1. Organization and Summary of Significant Accounting Policies

Business Activities and Organization

Pfenex Inc. (the Company or Pfenex) is a development and licensing biotechnology company focused on leveraging its Pfēnex Expression Technology® to develop and improve protein therapies for unmet patient needs. Using the patented Pfēnex Expression Technology platform, the Company has created an advanced pipeline of potential therapeutic equivalents, and novel and next generation therapeutics. On October 4, 2019, the U.S. Food and Drug Administration (FDA) approved the new drug application (NDA) for PF708 submitted in accordance with the 505(b)(2) regulatory pathway, with Forteo® (teriparatide injection) as the reference drug. Like Forteo, this FDA-approved PF708 product is indicated for the treatment of osteoporosis in certain patients at high risk for fracture. Marketing authorization applications are pending in other jurisdictions.  In addition, the Company is developing hematologic oncology products in collaboration with Jazz Pharmaceuticals Ireland Limited (Jazz) including PF743 (JZP-458), a recombinant Erwinia asparaginase, and PF745 (JZP-341), a long-acting Erwinia asparaginase. Both PF743 and PF745 are being developed for the treatment of Acute Lymphoblastic Leukemia (ALL) and other hematological malignancies. The Company also uses its Pfēnex Expression Technology platform to produce CRM197, a diphtheria toxoid carrier protein used in prophylactic and therapeutic vaccine candidates under development by Merck & Co., Inc. (Merck) and Serum Institute of India Private Ltd. (SIIPL). Both have licenses to the Pfēnex Expression Technology for the production of CRM197 for use in conjugate vaccine products.  The Company also leverages its proprietary Pseudomonas fluorescens expression platform to establish partnerships with third parties focused on the production of difficult-to-produce proteins and other biologic products. The Company is focused on developing its portfolio of partnered as well as wholly-owned peptides and complex proteins. Currently, the Company is exploring opportunities to develop novel modalities through an assessment program designed to evaluate and pursue validated biologic pathways that are differentially druggable via a selected modality in specific disease areas. In addition, the Company is exploring a range of platform partnerships with third parties who have products and/or platforms that are compatible with its Pfēnex Expression Technology platform.

FDA-Approved PF708 Product

On October 4, 2019, the FDA approved the NDA for PF708 submitted in accordance with the 505(b)(2) regulatory pathway, with Forteo (teriparatide injection) as the reference drug. The FDA-approved PF708 product is indicated for the treatment of osteoporosis in certain patients at high risk for fracture. In November 2019, the Company transferred the NDA to Alvogen pursuant to the Development and License Agreement, described below, between the companies.  In addition, the Company has been continuing its efforts to obtain an “A” therapeutic equivalence designation for the product relative to its reference drug, Forteo. A determination of therapeutic equivalence may permit the FDA-approved PF708 product to be automatically substituted for Forteo, depending on applicable laws and policies within each of the 50 states in the United States. Consistent with the Company’s interactions with the FDA and the agency’s draft guidance document on demonstrating the therapeutic equivalence of drug-device combination products, the Company completed a comparative human factors study comparing the FDA-approved PF708 product and Forteo, designed to further support a finding that the FDA-approved PF708 product is therapeutically equivalent to Forteo. On October 14, 2019, the Company announced the successful completion of this PF708 comparative use human factors study and submission of the final study report to the FDA.  On April 9, 2020, the FDA informed Alvogen that additional comparative use human factors data, specifically from additional Forteo experienced users, would be required before the agency could make a determination about therapeutic equivalence. FDA has indicated that the review of the PF708 therapeutic equivalence package continues and provided guidance on study methodology to generate this additional comparative use human factors data.  The Company plans to work closely with Alvogen and the FDA to generate and submit these additional data as soon as possible. The Company expects to continue to support Alvogen with its commercial strategy planning in the U.S. while continuing to seek “A” therapeutic equivalence designation.

In April 2018, the Company and China NT Pharma Group Company Ltd. (NT Pharma) entered into a Development and License Agreement (NT Pharma Agreement), pursuant to which the Company granted an exclusive license to NT Pharma to commercialize PF708, upon receipt of applicable marketing authorizations, in Mainland China, Hong Kong, Singapore, Malaysia and Thailand and a non-exclusive license to conduct development activities in such territories with respect to PF708. The Company will be responsible for commercial manufacturing and providing product for commercial sale to NT Pharma. The Company will facilitate this obligation via its commercial partner Alvogen. NT Pharma is responsible for all regulatory submissions, development costs and costs associated with regulatory approvals in such territories. The total value of payments and potential payments associated with the NT Pharma agreement is $25 million.  In addition, the Company may be eligible to receive royalties on sales of the product in the territory.

Effective April 21, 2020, the Company entered into a Deed of Assignment and Amendment (Deed) with NT Pharma. Pursuant to the Deed, the Company agreed to allow NT Pharma to assign its rights and obligations under the NT Pharma Agreement with the Company to Beijing Kangchen Biological Technology Co., Ltd. (Kangchen), a wholly-owned subsidiary of Beijing Konruns Pharmaceutical Co., Ltd (Konruns).

In June 2018, the Company and Alvogen Malta Operations Ltd. (Alvogen) entered into a Development and License Agreement (Alvogen Agreement) pursuant to which Alvogen has the exclusive right to commercialize and manufacture PF708 in the United States. In November 2019, the Company transferred the NDA to Alvogen pursuant to the Development and License Agreement. The total value of payments and potential payments associated with the Alvogen Agreement is $22.5 million.  In addition, the Company may be eligible to receive royalties on sales of the product in the U.S.

In February 2019, the Company and Alvogen entered into additional agreements extending Alvogen’s rights to commercialize and manufacture PF708, upon receipt of applicable marketing authorizations, to include the European Union (EU), certain countries in the Middle East and North Africa (MENA) and to the rest of world (ROW) territories (excluding certain Asian countries granted to NT Pharma). Alvogen is responsible for local activities and for overseeing any clinical development, regulatory, litigation, commercial manufacturing and commercialization activities in these jurisdictions.  The total value of payments and potential payments associated with the Alvogen EU, MENA and ROW agreements is $3.8 million. In addition, the Company may be eligible to receive royalties on sales of the product in the EU and MENA territories.

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

Arcellx Development, Evaluation and License Agreement

The Company previously entered into a development, evaluation and license agreement with Arcellx which provides access to the Pfēnex Expression Technology platform to advance Arcellx’s proprietary sparX proteins that activate, silence and reprogram Antigen- Receptor Complex T cell-based therapies. Under the terms of the agreement, Pfenex is eligible to receive development funding in addition to development, regulatory and commercial milestones ranging from $2.6 million to $18 million for each product incorporating a sparX protein expressed using the Pfēnex Expression Technology, as well as royalties on worldwide sales of any such products. The Company has completed the development of both sparX 1 and sparX 2 and Arcellx has opted into the commercial license for both production strains.

Other Pipeline Products

In the third quarter of 2019 the Company added PF810, a peptide based next generation therapeutic, to its wholly owned pipeline. PF810 is currently in preclinical development.

At the Market Offering Program

In March 2018, the Company entered into an equity sales agreement (2018 Sales Agreement) with William Blair & Company, L.L.C. (William Blair) to sell shares of the Company’s common stock having aggregate sales proceeds of up to $20.0 million, from time to time, through an “at the market” (ATM) equity offering program under which William Blair will act as sales agent. Under the 2018 Sales Agreement, the Company sets the parameters for the sale of shares, including the number of shares to be issued, the time period during which sales are requested to be made, limitation on the number of shares that may be sold in any one trading day and any minimum price below which sales may not be made. As of December 31, 2019, the Company had not sold any shares under the 2018 Sales Agreement.  In January 2020, the Company sold 500,000 shares for proceeds net of discounts and offering costs of $6.0 million, and in February 2020, the Company sold an additional 1,253,443 shares for proceeds net of discounts and offering costs of $12.8 million.  As of February 2020, the ATM was fully utilized, and no shares remained available for sale under the 2018 Sales Agreement.

In May 2020, the Company entered into an equity sales agreement (2020 Sales Agreement) with William Blair and H.C. Wainwright & Co., LLC (Wainwright) to sell shares of the Company’s common stock having aggregate sales proceeds of up to $60.0 million, from time to time, through an ATM equity offering program under which William Blair and Wainwright will act as sales agents. As of May 7, 2020, the Company had not sold any shares under this 2020 Sales Agreement.

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles, or U.S. GAAP, for interim financial information and with the instructions of the Securities and Exchange Commission, or SEC, on Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by U.S. GAAP for complete financial statements. In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments necessary, which are of a normal and recurring nature, for the fair presentation of the Company’s financial position and of the results of operations and cash flows for the periods presented. These consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, as filed with the SEC. The results of operations for the interim period shown in this report are not necessarily indicative of the results that may be expected for any other interim period or for the full year.

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

Products developed by the Company require clearances from international and domestic regulatory agencies prior to commercial sales in such jurisdictions. There can be no assurance that the products will receive the necessary clearances. If the Company is denied clearance, clearance is delayed or the Company is unable to maintain clearance, it could have a materially adverse impact on the Company.

As of March 31, 2020, the Company had an accumulated deficit of $207.9 million and expects to incur operating losses for the next few years. The Company believes that its existing cash and cash equivalents and cash inflow from operations will be sufficient to meet its anticipated cash needs for at least the next 12 months from the date these unaudited consolidated financial statements are issued.

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

COVID-19 Pandemic

The novel coronavirus outbreak of COVID-19 has had and likely will continue to have significant effects on businesses and health care institutions around the world.  While it is not possible at this time to estimate the overall impact that the COVID-19 pandemic could have on the Company’s business, the continued rapid spread of COVID-19, both across the United States and through much of the world, and the measures taken by the governments of countries and local authorities have disrupted and could delay the Company from advancing its product pipeline, delay the Company’s and the Company’s collaboration partners’ clinical trials, delay the Company’s overall preclinical activities, and disrupt the Company’s manufacture or shipment of both drug substance and finished drug product for the Company’s product candidates for preclinical testing and clinical trials and adversely impact the Company’s and the Company’s collaboration partners’ business, financial condition or operating results.

As the COVID-19 pandemic has developed, the Company has taken numerous steps to help ensure the health and safety of its employees and their families. The Company is maintaining social distancing and enhanced cleaning protocols and usage of personal protective equipment, where appropriate. Since the stay at home order was put in place in the state of California, the volume of ongoing lab work has been reduced, and only critical program work in the lab has continued with staggered lab employee work shifts to minimize risk of exposure to COVID19, which has and may continue to disrupt or delay the Company’s ability to conduct clinical and preclinical research activities. Employees whose tasks can be performed offsite have been instructed to work from home.

The Company has been actively monitoring its supply chain during the COVID-19 pandemic, including third party materials and service suppliers for both the Company as well as the Company’s partners.  To date, there have not been any known supply disruptions due to the pandemic, but contingency planning is ongoing with the Company’s partners to reduce the possibility of an interruption to manufacturing or the availability of necessary materials.

In April 2020, the Company announced that the FDA informed Alvogen that additional comparative use human factors data from Forteo experienced users would be necessary for the FDA to make a determination regarding the therapeutic equivalence of the FDA-approved PF708 product relative to Forteo. The COVID-19 pandemic could cause delays in initiating and conducting a comparative use human factors study to generate the additional data requested by the FDA to evaluate the therapeutic equivalence of the FDA-approved PF708 product and Forteo. The Company’s collaboration partners could also experience delays or disruptions that could severely impact their clinical trials and/or preclinical studies.  Each of these could adversely affect the Company’s and the Company’s collaboration partners’ ability to obtain regulatory approval for and to commercialize the Company’s products and product candidates, increase the Company’s operating expenses, and have a material adverse effect on the Company’s business and financial results.

The Company has considered the impacts of the COVID-19 pandemic on its long-lived assets.  The Company is unaware of any events or changes in circumstances in the current quarter to indicate that the carrying amounts may not be recoverable and would result in impairment.

COVID-19 has also caused volatility in the global financial markets and threatened a slowdown in the global economy, which may negatively affect the Company’s ability to raise additional capital on attractive terms or at all.

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

Fair Value of Financial Instruments

Financial instruments, including cash, cash equivalents, restricted cash and the lines of credit, are carried at cost, which management believes approximates fair value because of the short-term maturity of these instruments. Fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, a three-tier fair value hierarchy has been established, which prioritizes the inputs used in measuring fair value as follows:

•

Level 1—Observable inputs such as quoted prices in active markets for identical assets or liabilities. Level 1 assets at March 31, 2020 and December 31, 2019 included the Company’s cash, cash equivalents and restricted cash. There were no Level 1 liabilities;

•

Level 2—Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly. The Company had no Level 2 assets or liabilities at March 31, 2020 or December 31, 2019; and

•

Level 3—Unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of assets or liabilities in which there is little or no market data. The Company had no Level 3 assets or liabilities at March 31, 2020 or December 31, 2019.

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

The Company applies the following five-step model of ASC 606 to recognize revenue: (i) identification of the promised goods or services in the contract; (ii) determination of whether the promised goods or services are performance obligations, including whether they are distinct in the context of the contract; (iii) measurement of the transaction price, including the constraint on variable consideration; (iv) allocation of the transaction price to the performance obligations; and (v) recognition of revenue when (or as) the Company satisfies each performance obligation.

Performance Obligations

The following is a general description of principal goods and services from which the Company generates revenue.

License to intellectual property: The Company generates revenue from licensing its intellectual property including know-how and development and commercialization rights. These licenses provide customers with the right to further research, develop and commercialize internally-discovered or collaborated drug candidates, or the right to use the Company’s Pfēnex Expression Technology platform to further research, develop and commercialize customer drug candidates. The consideration the Company receives is in the form of nonrefundable upfront consideration related to the functional intellectual property licenses and is recognized when the Company transfers such license to the customer unless the license is combined with other goods or services into one performance obligation, in which case the revenue is recognized over a period of time based on the estimated pattern in which the Company satisfies the combined performance obligation. The Company’s licensing agreements are generally cancelable. Customers have the right to terminate the contracts between a range of 30 days and 12 months with written notice. The Company has the right to terminate the contracts generally only if the customer is in breach of the contract and fails to remedy the breach in accordance with the contractual terms.

Research and development services: The Company generates revenue from research and development services it provides to its customers and primarily includes scientific research activities, preparation for clinical trials, and assistance during regulatory approval application process. Revenue associated with these services is recognized based on the Company’s estimated fair value of selling price for such services and the pattern in which the Company performs the services. The pattern of performance is generally determined to be the amount of incurred costs related to the service portion of the contract with the customer as a percentage of total expected costs associated with the service portion of the contract.

Product Revenue: The Company generates revenue from product sales and recognizes revenue when control of the products is transferred to customers, typically upon shipment, in an amount that reflects the consideration the Company expects to receive in exchange for those products. The Company’s principal product sales relate to the sales of its product, CRM 197. The Company’s product sales agreements are not subject to rebates or discounts.  Product replacement or refund is available at the Company’s discretion if the product is found to be defective or nonconforming. Historically, product returns have been immaterial.

Contracts with Multiple Performance Obligations

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

Variable Consideration

The Company’s contracts with customers primarily include two types of variable consideration: (i) development and regulatory milestone payments, which are due to the Company upon achievement of specific development and regulatory milestones and (ii) one-time sales-based payments and sales-based royalties associated with licensed intellectual property.

Due to uncertainty associated with achievement of the development and regulatory milestones, the related milestone payments are excluded from the contract consideration and the corresponding revenue is not recognized until Company management concludes it is probable that reversal of such milestone revenue will not occur.  As part of the Company’s evaluation of the constraint, the Company considers numerous factors, including whether the achievement of the milestone is outside of the Company’s control, contingent upon regulatory approval or dependent on licensee efforts.

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

Disaggregation of Revenue

The Company operates in one reportable business segment. It provides goods and services to its customers in collaboration and license agreements pursuant to various geographical markets. In the following table, revenue is disaggregated by major customers, timing of revenue recognition and revenue classification:

	Three months ended				Three months ended
	31-Mar-19				31-Mar-20
	(in thousands)				(in thousands)
Customers	License and service	Product	Total		License and service	Product	Total
Alvogen	$3,300	$—	$3,300	(w)	$—	$132	$132	(w)
Jazz	1,837	—	1,837	(x)	—	—	—
Arcellx	697	—	697	(x)	50	—	50	(w)
BARDA	722	—	722	(x)	199	—	199	(x)
Other	37	1,269	1,306	(z)	52	249	301	(y)
Total	$6,593	$1,269	$7,862		$301	$381	$682
(w) - Revenue recognized at point in time
(x) - Revenue recognized over time
(y) - 95% revenue recognized at point in time, 5% revenue recognized over time
(z) - 97% revenue recognized at point in time, 3% revenue recognized over time

Contract Assets and Contract Liabilities

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

Contract assets include amounts related to the Company’s contractual right to consideration for both completed and partially completed performance obligations that have not been invoiced and for which the Company does not yet have the right to payment. As of December 31, 2019, the Company’s contract assets balance was $0.2 million related to partially completed performance obligations associated to the BARDA contract. As of March 31, 2020, the Company had a contract assets balance of $0.1 million related to partially completed performance obligations associated to the BARDA contract.

As of December 31, 2019, the Company had an accounts receivable balance of $5.4 million related to contracts with customers. As of March 31, 2020, the Company had an accounts receivable balance of $3.7 million related to contracts with customers. The decrease in the accounts receivable balance primarily relates to settlement of the accounts receivable balance related to Alvogen executing sublicense agreements in Europe and the Middle East in December 2019, and the overall decrease in CRM197 product sales during the first quarter of 2020.

Contract liabilities consist of deferred revenue and include payments received in advance of performance under the contract. As of December 31, 2019, the Company had a contract liability balance of $0.7 million. As of March 31, 2020, the Company had a contract liability balance of $1.0 million, consisting of $0.4 million related to deferred revenue and $0.6 million recorded to other current liabilities related to a payment received in 2019 from Alvogen for raw material supplies and manufacturing.

Cost to Obtain and Fulfill a Contract

The Company generally does not incur costs to obtain new contracts. Costs to fulfill contracts are expensed as incurred.

Concentrations

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents, investments and accounts and unbilled receivables. The Company has established guidelines intended to limit its exposure to credit risk by placing investments with high credit quality financial institutions, diversifying its investment portfolio and placing investments with maturities that help maintain safety and liquidity. All cash and cash equivalents were held at three major financial institutions as of March 31, 2020 and December 31, 2019. For the Company’s cash position of $65.8 million as of March 31, 2020, which included restricted cash of $0.2 million, the Company has exposure to credit loss for amounts in excess of insured limits in the event of non-performance by the institutions; however, the Company does not anticipate non-performance.

Additional credit risk is related to the Company’s concentration of receivables. As of March 31, 2020, and December 31, 2019, receivables were concentrated among tone and two customers representing 77% and 90% of total net receivables, respectively. No allowance for doubtful accounts was recorded at March 31, 2020 or December 31, 2019.

For the three months ended March 31, 2020 and 2019, revenue was concentrated among three customers and/or collaboration partners representing 73% and 76% of total revenues for each period, respectively.

A portion of revenue is earned from entities located outside the United States. Non-U.S. revenue is denominated in U.S. dollars. A breakdown of the Company’s revenue from U.S. and non-U.S. based sources for the three months ended March 31, 2020 and 2019 is as follows:

	Three Months Ended March 31,
(in thousands)	2020	2019
US Revenue	$286	$2,275
Non-US Revenue	396	5,587
	$682	$7,862

During the three months ended March 31, 2020, entities located in the U.S. accounted for $0.3 million, or 42% of the Company’s revenue, Switzerland accounted for $0.2 million, or 26% of the Company’s revenue, and Malta accounted for $0.1 million, or 19% of the Company’s revenue. During the three months ended March 31, 2019, entities located in Malta accounted for $3.3 million, or 42% of the Company’s revenue, Ireland accounted for $1.8 million, or 23% of the Company’s revenue, and the U.S. accounted for $2.3 million, or 29% of the Company’s revenue.

Recently Adopted Accounting Pronouncements

In August 2018, the FASB issued ASU No. 2018-15, Intangibles—Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. This new guidance aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. ASU 2018-15 is effective for the Company beginning in the first quarter of fiscal year 2020, with early adoption permitted. The Company has adopted this standard as of January 1, 2020 using the prospective method. The impact of adopting this standard to the Company’s consolidated financial statements was immaterial.

Effective January 1, 2019 (Adoption Date), the Company adopted ASC 606, Revenue from Contracts with Customers (ASC 606). ASC 606 supersedes prior revenue recognition guidance and establishes a comprehensive revenue recognition model with a broad principle that requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve this principle, an entity identifies the contract with a customer, identifies the separate performance obligations in the contract, determines the transaction price, allocates the transaction price to the separate performance obligations and recognizes revenue when each separate performance obligation is satisfied. The Company adopted this standard as of January 1, 2019 using the modified retrospective method for those contracts which were not substantially completed as of the transition date.  As a result, the Company has changed its accounting policy for revenue recognition as detailed above.  The cumulative impact to the Company’s accumulated deficit balance at the Adoption Date as a result of the adoption of ASC 606 was a decrease of $2.5 million.  The decrease relates to a reduction of deferred revenue associated to an upfront payment received from NT Pharma in 2018.  The Company’s initial adoption of ASC 606 was reported in the Company’s 2019 Form 10-K.  The comparative financial information reported in this Form 10-Q has been presented reflecting this $2.5 million adjustment. However, based on reporting requirements, the interim information included in the Form 10-Qs originally filed with the SEC during 2019 has not been restated to reflect this change and continues to be reported under the accounting standards in effect for the periods presented.

In June 2018, the FASB issued ASU No. 2018-07, Compensation-Stock Compensation (ASC 718), which simplifies the accounting for nonemployee share-based payment transactions. The amendments specify that Topic 718 applies to all share-based payment transactions in which a grantor acquires goods or services to be used or consumed in a grantor’s own operations by issuing share-based payment awards. The Company has adopted this standard as of January 1, 2019.  The impact of adopting this standard to the Company’s consolidated financial statements was immaterial. The Company’s initial adoption of ASC 606 was reported in the Company’s 2019 Form 10-K.  The comparative financial information reported in this Form 10-Q has been presented with the adjustments triggered by adopting this standard; however, the comparative information included in the 2019 Form 10-Qs originally filed with the SEC during 2019 have not been restated and continues to be reported under the accounting standards in effect for the periods presented.

Recently Issued Accounting Pronouncements

ASU 2019-12. In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which simplifies the accounting for income taxes by removing certain exceptions to the general principles in Topic 740 and amends existing guidance to improve consistent application of Topic 740. ASU 2019-12 is effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years, with early adoption permitted in any interim period for which financial statements have not yet been made available for issuance. The Company is currently evaluating the effect that ASU 2019-12 will have on its consolidated financial statements and related disclosures.

2. Fair Value Measurements

The fair value measurements of the Company’s cash equivalents and investments, which are measured at fair value on a recurring basis as of March 31, 2020 and December 31, 2019, were determined using the inputs described above and are as follows:

		Fair Value Measurements at Reporting Date Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
March 31, 2020
Cash and money market funds	$65,802	$65,802	$—	$—
Total assets measured at fair value	$65,802	$65,802	$—	$—
December 31, 2019
Cash and money market funds	$55,824	$55,824	$—	$—
Total assets measured at fair value	$55,824	$55,824	$—	$—

Cash and money market funds at March 31, 2020 and December 31, 2019 include restricted cash, which is included in current assets on the balance sheet.

3. Cash, Cash Equivalents and Restricted Cash

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the statement of cash flows.

	March 31, 2020	December 31, 2019
	(in thousands)
Cash and cash equivalents	$65,602	$55,624
Restricted cash	200	200
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$65,802	$55,824

The Company’s restricted cash balance of $0.2 million is bank collateral for its corporate credit card program.

4. Property and Equipment

Property and equipment consisted of the following:

	March 31, 2020	December 31, 2019
	(in thousands)
Furniture and equipment	$331	$346
Computers and IT equipment	498	498
Purchased software	434	434
Lab and research equipment	10,227	9,202
Leasehold improvements	1,023	959
Construction in progress	965	1,242
Other fixed assets	83	83
Total property and equipment, gross	13,561	12,764
Less: accumulated depreciation and amortization	(5,096)	(5,020)
Total property and equipment, net	$8,465	$7,744

For the three months ended March 31, 2020 and 2019, total depreciation and amortization expense is included in research and development, selling, general and administrative expenses and cost of sales in the accompanying consolidated statements of operations was as follows:

	Three Months Ended March 31,
(in thousands)	2020	2019
Cost of revenue	$4	$11
Research and development	332	253
Selling, general and administrative	4	47
Total depreciation and amortization expense	$340	$311

5. Intangible Assets

Intangible assets consisted of the following:

	March 31, 2020	December 31, 2019
	(in thousands)
Customer relationships	$3,750	$3,750
Developed technology	4,400	4,400
Trade names	921	921
Total intangible assets, gross	9,071	9,071
Less: Accumulated amortization	(5,464)	(5,338)
Total intangible assets, net	$3,607	$3,733

Amortization expense related to intangible assets was $0.1 million for both the three months ended March 31, 2020 and 2019. Amortization expense is included within selling, general and administrative expense in the accompanying consolidated statements of operations. As of March 31, 2020, estimated amortization expense for the next five years amounts to approximately $0.5 million per year.

6. Accrued Liabilities

Accrued liabilities consisted of the following:

	March 31, 2020	December 31, 2019
	(in thousands)
Accrued vacation	$647	$547
Accrued bonuses	640	2,657
Other accrued employee-related liabilities	800	905
Accrued professional fees	909	755
Accrued supplier liability	611	917
Accrued subcontractor costs	535	750
Other accrued liabilities	466	820
Total accrued liabilities	$4,608	$7,351

7. Significant Revenue Generating Contracts

The Company has three types of revenue generating agreements (i) those for which the Company co-develops or assists customers in developing their products (Collaboration Agreements), (ii) those for which the Company receives funding to advance its own products (Funding Agreements), and (iii) those for which the Company sells its reagent protein and other products.

Collaboration and License Agreements

Alvogen

In June 2018, the Company entered into an agreement with Alvogen in which the Company granted Alvogen exclusive rights to commercialize PF708 in the United States. The Company was responsible for development and registration of PF708, while Alvogen was responsible for providing additional regulatory and development expertise. In November 2019, the Company transferred the NDA to Alvogen pursuant to the Development and License Agreement. Alvogen has assumed responsibility for costs related to litigation, commercial manufacturing and supply chain, and commercialization of PF708. In consideration for the licenses and other rights granted in the development and license agreement, the Company received an upfront payment of $2.5 million, which was recorded to deferred revenue as of December 31, 2018. The original contract included up to an additional $25 million in support and regulatory milestone payments.

In February 2019, the Company and Alvogen entered into agreements expanding the Company’s and Alvogen’s collaboration to develop and commercialize PF708 to the European Union (EU), to certain countries in the Middle East and North Africa (MENA) and to the ROW territories (the latter defined as all countries outside of the EU, US and MENA, excluding Mainland China, Hong Kong, Singapore, Malaysia and Thailand). The EU, MENA and ROW agreements allow for Alvogen to sublicense the license rights to a third party in exchange for consideration to the Company, payable upon Alvogen’s receipt of consideration (other than royalties) from a sublicensee. During 2019, Pfenex received upfront payments from the EU, MENA and ROW agreements totaling $1.1 million, a milestone payment of $0.3 million from the EU agreement, and sublicense consideration of $2.2 million for the EU and MENA agreements

As of March 31, 2020, the Company was eligible to receive up to $20 million in support and regulatory milestone payment upon obtaining an “A” therapeutic equivalence designation for the FDA-approved PF708 product relative to the reference drug Forteo.  The Company was eligible to receive this $20 million milestone if the “A” therapeutic equivalence designation was achieved by April 4, 2020.  Because the “A” therapeutic equivalence designation was not achieved by April 4, 2020, the Company is now eligible to receive up to $15 million in support and regulatory milestone payments. The Company is eligible to receive this $15 million milestone if the “A” therapeutic equivalence designation is achieved by October 4, 2020.  If the “A” therapeutic equivalence designation is not achieved by October 4, 2020, the Company becomes eligible to receive up to $7.5 million in support and regulatory milestone payments.  If the “A” therapeutic equivalence designation is not achieved by October 4, 2021, the Company is not eligible to receive any additional regulatory milestone payments.  As of March 31, 2020 the Company is eligible to receive up to a 50% gross profit split related to the US agreement, an additional $250 thousand in support and regulatory milestone payments and up to 50% gross profit split on sales related to the EU agreement, approximately $240 thousand in support and regulatory milestone payments and 60% gross profit split on sales related to the ROW agreement, and 60% gross profit split on sales related to the MENA agreement.

The Company assessed this arrangement in accordance with ASC 606 and identified the following performance obligations: (1) license to intellectual property, PF708, (2) development services, including preparing and submitting an NDA for PF708, manufacturing process quality services and support FDA pre-approval inspections for the facilities named in the NDA application, and (3) cost of goods sold (COGS) reduction activities related to PF708 manufacturing.  The Company concluded that each of these performance obligations were distinct because Alvogen can benefit from the good or service either on its own or together with other resources that are readily available, and each performance obligation is separately identifiable from other promises within the contract. The performance obligations have not changed with the EU, MENA, and ROW agreements as Alvogen is receiving a license for substantially the same Pfenex technology in each respective geographic Territory (i.e., the EU, MENA, and ROW Territories defined in those Agreements) as the Pfenex technology in the US Agreement.

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

In May 2019, the Company achieved a development milestone of $250 thousand for the EU agreement when Alvogen’s sublicensee submitted a Marketing Authorization Application (MAA) for PF708 to the Kingdom of Saudi Arabia's Saudi Food and Drug Authority (SFDA). This development milestone was constrained until the date the MAA was submitted, in May 2019.

In October 2019, the Company achieved a development milestone related to the original agreement of $2.5 million for the FDA approval of PF708 NDA. Due to the uncertainty associated with the FDA approval of the NDA, the Company determined that this amount should be fully constrained until FDA approval of the NDA.  This amount is included in the transaction price at the date the FDA approved the NDA.

The Company received $1.0 million sublicense consideration related to the EU agreement and $1.2 million sublicense consideration related to the MENA agreement. These fees are considered variable consideration but are included in the transaction price at the date the sublicense contracts were executed by Alvogen to the third parties, in December 2019.

The estimated total transaction price was allocated between satisfied and unsatisfied performance obligations based on the relative standalone selling prices of the identified performance obligations. The Company uses an adjusted market assessment approach and an expected cost plus a margin approach to estimate the standalone selling price for the performance obligations.  The Company allocated the $2.5 million transaction price of the original upfront payment, $0.8 million nonrefundable upfront license fee for the EU and MENA agreements, $5.0 million transaction price of the two milestone achievements of the original agreement, $250 thousand transaction price of the milestone achievement of the EU agreement, $2.2 million sublicense consideration for the EU and MENA agreements, $0.3 million of initial payments related to the ROW agreement, and $113 thousand of a milestone achievement of the EU agreement to the license to intellectual property and development services performance obligations.  The transaction price is allocated to each performance obligation based on the valuation of the standalone selling price relative to the other identified performance obligations, or 89% of the transaction price is allocated to the license to intellectual property performance obligation and 11% is allocated to the development services performance obligation. None of the transaction price is allocated to the COGS reduction activities performance obligation due to the immateriality in the valuation of the standalone selling price relative to the other two identified performance obligations.

During the three months ended March 31, 2020 and 2019, the Company recorded revenue of $0.1 million and $3.3 million related to the Alvogen agreement, respectively. As of March 31, 2020, the Company had no deferred revenue balance related to the Alvogen agreement. As of March 31, 2019, the Company had a deferred revenue balance of $2.5 million related to the Alvogen agreement.

NT Pharma

In April 2018, the Company entered into an agreement with NT Pharma under which the Company granted NT Pharma non-exclusive development and exclusive commercialization rights to PF708 in Mainland China, Hong Kong, Singapore, Malaysia and Thailand. Effective April 21, 2020, the Company entered into a Deed of Assignment and Amendment (Deed) with NT Pharma. Pursuant to the Deed, the Company agreed to allow NT Pharma to assign its rights and obligations under the NT Pharma Agreement with the Company to Kangchen, a wholly-owned subsidiary of Konruns. NT Pharma is responsible for any further development required to achieve regulatory approval as well as commercialization activities in the applicable territories.

As noted above, in 2018 the Company received $2.5 million upfront license fee in connection with the NT Pharma Agreement. This upfront payment was fully refundable if the Company did not submit the PF708 NDA to the FDA by the contractual deadline of December 31, 2018 or if the Company did not subsequently provide NT Pharma the associated documents related to the NDA filing.

As of March 31, 2019, the Company may be eligible to receive up to $22.5 million in payments based on the achievement of certain development, regulatory, and sales-related milestones. In addition, the Company is eligible to receive double-digit royalties on net product sales.

The Company assessed this arrangement in accordance with ASC 606 and identified the following performance obligations: (1) license to intellectual property, PF708, and (2) development services including preparing and submitting an NDA for PF708 and providing NT Pharma with documents related to the NDA submission.  The Company concluded that each of these performance obligations were distinct because NT Pharma can benefit from the good or service either on its own or together with other resources that are readily available, and each performance obligation is separately identifiable from other promises within the contract.

The estimated total transaction price was allocated between satisfied and unsatisfied performance obligations based on the relative standalone selling prices of the identified performance obligations. The Company uses an adjusted market assessment approach and an expected cost plus margin approach to estimate the standalone selling price for the performance obligations. The Company allocated the $2.5 million transaction price of the original upfront payment as such: $1.3 million to the development services performance obligation and $1.2 million to license to the intellectual property performance obligation.

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

During each of the three months ended March 31, 2020 and 2019, the Company recorded no revenue related to the NT Pharma agreement.

Jazz

In July 2016, the Company entered into a development and license agreement with Jazz Pharmaceuticals for the development and commercialization of multiple early stage hematologic oncology product candidates, including PF743, a recombinant crisantaspase, and PF745, a recombinant crisantaspase with half-life extension technology, and in the third quarter of 2017, achieved a process development milestone. The agreement also includes an option for Jazz to negotiate a license for a recombinant pegaspargase (PF690) product candidate with the Company. Under the agreement, the Company received an upfront payment of $5.0 million and an option payment of $10.0 million in July 2016 and may be eligible to receive additional payments based on achievement of certain research and development, regulatory and sales-related milestones.

In December 2017, the Company and Jazz entered into an amended and restated agreement. In connection with the amendment and restatement of the Jazz Agreement (as amended, the Amended Jazz Agreement), the Company received a total of $18.5 million, consisting of an upfront payment of $5.0 million and a payment of $13.5 million for development achievement.

As a result of the Amended Jazz Agreement, the total payments and potential payments to the Company is $224.5 million. The Company has received $62 million of upfront and milestone payments through March 31, 2020 and may be eligible to receive additional payments of up to $162.5 million based on achievement of certain research and development, regulatory and sales-related milestones. The total remaining milestones are categorized as follows: $3.5 million based on achievement of certain research and development milestones; $34.0 million for certain regulatory milestones; and $125.0 million for sales milestones.

Upon implementation of ASC 606 on January 1, 2019, the Company applied a practical expedient for contract modifications applicable to contracts that were modified before the implementation date.  The Company assessed this arrangement in accordance with ASC 606 and identified the following performance obligations: (1) research and development services related to the Pegaspargase product candidate option (“Pegaspargase Data Package”), (2) license and research and development activities of the PF743 product, and (3) license and research and development activities of the PF745 product. The Company concluded that the development activities for PF743 are highly interrelated and integrated with the license to intellectual property, so the research and development activities and license were combined into one performance obligation for PF743. Similarly, the Company concluded that the development activities for PF745 are highly interrelated and integrated with the license to intellectual property, so the research and development activities and license were combined into one performance obligation for PF745. The Company concluded that each of these performance obligations were distinct because Jazz can benefit from the good or service either on its own or together with other resources that are readily available, and each performance obligation is separately identifiable from other promises within the contract. The performance obligations have not changed under the amendment.

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

In 2017, the Company received a $5.0 million upfront license fee in connection with the amended Jazz agreement. This upfront payment was concluded to be fixed consideration as it was non-refundable, and therefore included in the transaction price at the inception of the amended agreement.  At contract inception of the amended agreement, the first development milestone for $0.4 million was likely to occur at the inception of the amendment, so the payment was included in the transaction price at the inception of the amendment, which is when it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur.

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

The $20 million received in upfront payments was allocated between satisfied and unsatisfied performance obligations based on the relative standalone selling price of the identified performance obligations.  The Company uses an adjusted market assessment approach and an expected cost plus margin approach to estimate the standalone selling price for all three performance obligations. The Company allocated the $20 million transaction price of the upfront payments as such: $10 million to the Pegaspargase Data Package, $7.5 million to the license and research and development activities of the PF745 product, and $2.5 million to the license and research and development activities of the PF743 product.  The milestone payments related to the PF743 product license and development services performance obligation and the PF745 product license and development services are allocated to each of those performance obligations because those performance obligations are each a series of distinct services.

The upfront payments allocated to the three performance obligations meet the criteria under ASC 606 to be recognized over time using an input method based on estimated costs.  The Company concluded that this is the best method for measuring progress because the costs incurred by the Company enhances the assets over time.  As of the Adoption Date, the Company recognized license and service revenue for all of the $2.5 million allocated to the PF743 product license and research and development activities performance obligation, $5.7 million of the $7.5 million allocated to the PF745 product license and research and development activities performance obligation, and $9.1 million of the $10 million allocated to the Pegaspargase Data Package performance obligation.  As of January 1, 2019, deferred revenue associated with the upfront payments of the Jazz collaboration was $2.7 million.

In 2019, the Company recognized the remaining $2.7 million of the upfront payments.  In addition, the Company achieved two development milestones during 2019, and recognized $26 million in license and service revenue for successful achievement of process development milestones for the PF743 product and the PF745 product.

During the three months ended March 31, 2020, no revenue was recorded related to the Jazz agreement. During the same period in 2019, $1.8 million of revenue related to the Jazz agreement was recognized. As of March 31, 2020, the Company had no deferred revenue balance related to the Jazz agreement. As of March 31, 2019, the Company had a deferred revenue balance of $0.9 million related to the Jazz agreement.

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

During the three months ended March 31, 2020 and 2019, revenue related to the BARDA agreement was $0.2 million and $0.7 million, respectively.

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

The Company generates revenue by selling bulk CRM197 product. If a customer purchases reagent grade CRM197, the Company can ship the product from its facilities to the customer from reagent stock that is ordered and received from SIIPL and kept in the Company’s lab freezers. Any unsold reagent grade product is counted and included in inventory each quarter and has historically been immaterial. If a customer purchases GMP/human grade CRM197, SIIPL dropships the product directly to the Company’s customers.

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

During the three months ended March 31, 2020 and 2019, CRM197 product sales were $0.2 million and $1.3 million, respectively.

8. Commitments and Contingencies

Clinical Study and Development Activity Commitments

The Company has entered into agreements with subcontractors to further develop its product candidates. These contracts can be cancelled at any time, with some having certain cancellation fees associated with the termination of the contract, and others that only obligate the Company through the termination date.

9. Stock-Based Compensation

Summary Stock-Based Compensation Information

The following table summarizes stock-based compensation expense:

	Three Months Ended March 31,
(in thousands)	2020	2019
Cost of revenue	$26	$33
Research and development	413	382
Selling, general and administrative	439	362
Total	$878	$777
Stock-based compensation from:
Stock options	$836	$762
Employee stock purchase plan	42	15
Total	$878	$777

The following table summarizes the Company’s stock option activity during the three months ended March 31, 2020:

	Number of Options (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2019	4,003	$5.55
Granted	871	10.91
Exercised	(225)	5.49
Cancelled (forfeited)	(132)	5.18
Outstanding at March 31, 2020	4,517	$6.59	8.06	$13,352
Vested and expected to vest at March 31, 2020	3,763	$6.40	7.83	$11,668
Vested and exercisable at March 31, 2020	1,982	$6.28	6.90	$6,432

The Company received approximately $1.2 million and $60 thousand from stock option exercises during the three months ended March 31, 2020 and 2019, respectively. Options outstanding at March 31, 2020 have a weighted average remaining contractual term of 8.06 years.

The exercise price of all options granted during the three months ended March 31, 2020 and 2019 was equal to the closing price of the Company’s common stock on the date of grant. The fair value of each stock option granted is estimated on the grant date under the fair value method using the Black-Scholes model. The estimated fair values of the stock option, including the effect of estimated forfeitures, are then expensed over the requisite service period which is generally the vesting period. The table below sets forth the weighted-average assumptions used to estimate the fair value of stock options:

	Three Months Ended March 31,
	2020	2019
Risk-free interest rate	1.4%	2.6%
Expected volatility	72.0%	72.6%
Expected dividend yield	0%	0%
Expected life of options in years	6.3	6.2

The weighted-average grant date fair value of options granted during the three months ended March 31, 2020 and 2019 was $7.07 and $2.64, respectively. As of March 31, 2020, there was unrecognized compensation cost of approximately $10.5 million related to unvested stock option awards, and the weighted-average period over which this cost is expected to be recognized is 3.3 years.

10. Income Taxes

During the three months ended March 31, 2020, the Company recorded no income tax expense. The Company expects to be in an overall taxable loss position for 2020. No tax expense is expected in the next several years as the Company expects to generate taxable net operating losses and corresponding valuation allowances due to its investments in its lead product candidates and other pipeline products.

11. Net Loss Per Share of Common Stock

The following table summarizes the computation of basic and diluted net loss per share attributable to common stockholders of the Company:

	Three Months Ended March 31,
(in thousands, except per share data)	2020	2019
Net loss	$(10,151)	$(6,058)
Weighted average shares used to compute basic and diluted net loss per share	33,151	31,487
Basic and diluted net loss per common share	$(0.31)	$(0.19)

Basic net loss per share is computed by dividing the net loss by the weighted-average number of common shares outstanding for the period. Diluted net loss per share is computed by dividing the net loss by the weighted-average number of common shares and dilutive common stock equivalents outstanding for the period, determined using the treasury-stock method, if inclusion of these is dilutive. Because the Company reported a net loss for the three months ended March 31, 2020 and 2019, diluted net loss per common share is the same as basic net loss per common share for those periods.

The following potentially dilutive securities outstanding at the end of the periods presented:

	March 31,
	2020	2019
	(in thousands)
Options to purchase common stock	4,517	4,935
Employee stock purchase plan	60	51
Total	4,577	4,986

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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
•

our reliance on Jazz Pharmaceuticals Ireland Ltd. (Jazz), Alvogen Malta Operations Ltd. (Alvogen), China NT Pharma Group Company Ltd. (NT Pharma), Merck & Co., Inc. (Merck), Serum Institute of India Private Ltd. (SIIPL) and any future collaboration partner’s performance over which we do not have control;

•	our expectations regarding the potential impacts on our business, access to capital, supply chain, preclinical programs and clinical trials of the novel coronavirus (COVID-19) pandemic;
•	our and any potential future collaboration partner’s ability to enroll patients in our clinical studies at the pace that we project;
•	our expectation to expand our product pipeline;
•

our expectations regarding the initiation, timing, progress and the success of the design, primary and secondary end points, and duration of the clinical trials and planned clinical trials and studies for our current product candidates and reporting results from same;

•

whether the results of our and our collaboration partners’ trials and studies will be sufficient to support domestic or global regulatory filings and approvals for PF708, and whether and when we are able to obtain an “A” therapeutic equivalence designation for the FDA-approved PF708 product relative to the reference drug Forteo;

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

PfēnexTM, Pfenex Biopharmaceuticals™, the Pfenex Biopharmaceuticals logo, and Pfēnex Expression Technology® are among our primary trademarks. Other trademarks referred to in this Form 10-Q are the property of their respective owners.

In this Form 10-Q, “we,” “us” and “our” refer to Pfenex Inc. and its subsidiaries.

Overview

We are a development and licensing biotechnology company focused on leveraging our proprietary protein production platform, Pfēnex Expression Technology®, to develop next generation and novel protein therapeutics to meaningfully improve existing therapies and create novel therapies for some of the biological targets linked to critical diseases still waiting to successfully be addressed. We have extensive experience in protein therapeutic development and our proven platform enables deliberate and rapid candidate selection, fast drug development, and potentially higher success rates for a wide range of complex modalities. We aim to leverage existing drug development successes into a broad pipeline that is diversified across multiple assets, including an FDA-approved product and next generation and novel biopharmaceutical product candidates.

In October 2019, the FDA approved the new drug application (NDA) for PF708 under the 505(b)(2) regulatory pathway, with Forteo® (teriparatide injection) as the reference drug.  The FDA-approved PF708 product is indicated for the treatment of osteoporosis in certain patients at high risk for fracture. Marketing authorization applications are pending in other jurisdictions. This FDA-approved PF708 product will be commercialized and manufactured in the U.S. by our collaboration partner, Alvogen Malta Operations Ltd. (Alvogen). In November 2019, in accordance with the Development and License Agreement (US Alvogen Agreement), we transferred the NDA to Alvogen. Alvogen is currently evaluating a potential U.S. commercial launch upon or before an FDA decision on therapeutic equivalence.  We expect to continue to support Alvogen with its commercial strategy planning in the U.S. while continuing to seek “A” therapeutic equivalence designation.

Our other product candidates and collaborations include PF743 (JZP-458), which we are developing in collaboration with Jazz Pharmaceuticals for the treatment of acute lymphoblastic leukemia (ALL) or lymphoblastic lymphoma and which commenced a pivotal Phase 2/3 clinical study in December 2019. We also have collaborations based on CRM197, a diphtheria toxoid carrier protein used in prophylactic and therapeutic vaccine candidates, with Merck & Co., Inc. (Merck) and Serum Institute of India Private Limited (SIIPL).  Both Merck and SIIPL have licenses to the Pfēnex Expression Technology for the production of CRM197 for use in conjugate vaccine products. Merck’s V114, a 15-valent Pneumococcal conjugate vaccine is currently in 15 Phase 3 clinical trials, and SIIPL’s Pneumosil®, a 10-valent Pneumococcal vaccine designed for the developing world, recently achieved World Health Organization (WHO) Prequalification allowing the product to be procured by United Nations agencies and Gavi, the Vaccine Alliance. In addition, a Phase 3, randomized, double-blind study to evaluate the immunogenicity, safety and tolerability of Pneumosil in healthy Indian infants has been completed and SIIPL is currently in the process of submitting the data from the Phase 3 trial to the Drug Controller General of India (DCGI) in support of India marketing authorization.

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

In pursuit of novel wholly-owned product candidates, we have also established a collaboration with a third-party technology platform company that is screening our selected, validated biological targets with its novel binding modality library in an effort to identify potential lead product candidates.  Those candidates will be transferred to us and could become wholly owned product candidates developed by us.

FDA-Approved PF708 Product

In October 2019, the FDA approved the NDA for PF708 under the 505(b)(2) regulatory pathway, with Forteo® (teriparatide injection) as the reference drug. The FDA-approved PF708 product is indicated for the treatment of osteoporosis in certain patients at high risk for fracture. The FDA-approved PF708 product will be commercialized and manufactured in the U.S. by our collaboration partner, Alvogen. In November 2019, we transferred the NDA to Alvogen pursuant to our collaboration agreement. Forteo (marketed by Eli Lilly and Company) achieved $1.4 billion in global product sales in 2019. Almost half of these product sales came from the United States alone. We expect to continue to support Alvogen with its commercial strategy planning in the U.S. while continuing to seek “A” therapeutic equivalence designation.

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

In addition to obtaining FDA approval of PF708, we have been continuing our efforts to obtain an “A” therapeutic equivalence designation for the product relative to its reference drug, Forteo. A determination of therapeutic equivalence (as shown by an “A” rating) may permit the FDA-approved PF708 product to be automatically substituted for Forteo, depending on applicable laws and policies within each of the 50 states in the U.S. Consistent with our interactions with the FDA and the agency’s draft guidance document on comparative use human factors studies for demonstrating the therapeutic equivalence of drug-device combination products, we successfully completed a PF708 comparative use human factors (HF) study and submitted the final study report to the FDA in October 2019.

The comparative use HF study was a simulated use study intended to evaluate the effect of each product’s delivery device and user interface on critical task performance by untrained osteoporosis patients and caregivers. The study used a paired design of the FDA-approved PF708 and the Forteo products and included both naïve and Forteo experienced users. On April 9, 2020, the FDA informed Alvogen that additional comparative use human factors data, specifically from additional Forteo experienced users, would be required before the agency could make a determination about therapeutic equivalence. FDA has indicated that the review of the PF708 therapeutic equivalence package continues and provided guidance on study methodology to generate this additional comparative use human factors data. We plan to work closely with Alvogen and the FDA to generate and submit these additional data as soon as possible.

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

In June 2018, we and Alvogen entered into the US Alvogen Agreement pursuant to which Alvogen received the exclusive right to commercialize and manufacture PF708 in the United States. We expect to continue to support Alvogen with its commercial strategy planning in the U.S. while continuing to seek “A” therapeutic equivalence designation. In February 2019, we and Alvogen expanded our collaboration, granting Alvogen exclusive rights to commercialize and manufacture PF708, upon receipt of applicable marketing authorizations, in the EU, certain countries in the Middle East and North Africa (MENA), and the rest of the world (ROW) territories (the latter defined as all countries outside of the EU, US and MENA, excluding Mainland China, Hong Kong, Singapore, Malaysia and Thailand). We believe this collaboration leverages Alvogen’s established international experience and expertise in regulatory, IP and supply chain activities, as well as its established network of specialty pharmaceutical companies to conduct sales and marketing activities in these regions.

Alvogen submitted a centralized application to the European Medicines Agency (EMA) for PF708 on May 6, 2019, and the filing was accepted by the EMA on May 23, 2019. We believe that PF708 could be approved in the EU as early as the second half of 2020, pending marketing authorization by the European Commission under the EU centralized procedure and other factors. In October 2019, Alvogen’s partner SAJA, submitted a Marketing Authorization Application (MAA) for PF708 to the Kingdom of Saudi Arabia's Saudi Food and Drug Authority (SFDA). Subject to applicable regulatory approvals, PF708 will be commercialized in Europe and other jurisdictions by Alvogen’s current and/or future commercialization partners including Theramex in Europe, SAJA, a Tamer Group company in MENA, JAMP Pharma in Canada, Kamada Ltd. in Israel, Pharmbio Korea, Inc. in South Korea and Juno Pharmaceuticals Pty Ltd in Australia and New Zealand. Alvogen is responsible for overseeing any clinical development, regulatory, litigation, commercial manufacturing or commercialization activities of its partners in these jurisdictions. We are eligible to receive additional upfront and milestone payments of $1.5 million for the EU, MENA and ROW agreements, and we may also be eligible to receive up to 60% of Alvogen’s gross profit derived from product sales, if approved, depending on geography and cost of goods sold. In connection with the October 2019 FDA approval of PF708, we earned a $2.5 million milestone payment under our collaboration with Alvogen payable upon Alvogen’s receipt of notice of NDA approval.

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

Effective April 21, 2020, we entered into a Deed of Assignment and Amendment (Deed) with NT Pharma, NT Pharma International Company Limited (NT International), and Kangchen, a wholly-owned subsidiary of Konruns. Pursuant to the Deed, we agreed to allow NT Pharma to assign its rights and obligations under the NT Pharma Agreement with the Company to Kangchen. Accordingly, all of NT Pharma’s rights under the NT Pharma Agreement will be assigned to Kangchen, and Kangchen will assume all of NT Pharma’s obligations under the NT Pharma Agreement. In a related transaction, NT Pharma, through NT International, will obtain an equity interest in Kangchen and each of NT Pharma and Konruns, as the ultimate parents of Kangchen, will jointly and severally guarantee for the benefit of Pfenex the obligations of Kangchen under the NT Pharma Agreement.

Jazz Collaboration — multiple hematologic oncology product candidates — In July 2016, we entered into a license and option agreement with Jazz, pursuant to which we and Jazz are developing hematologic oncology products, including PF743 (JZP-458), a recombinant Erwinia asparaginase, and PF745 (JZP-341), a long-acting recombinant Erwinia asparaginase, and Jazz will have the exclusive right to manufacture and commercialize such products throughout the world. In addition, pursuant to the agreement, we have granted Jazz certain other rights to negotiate the exclusive right to develop, manufacture and commercialize throughout the world other hematologic oncology products that are currently being, or in the future may be, developed by us. Both PF743 (JZP-458) and PF745 (JZP-341) are being developed for the treatment of ALL and other hematological malignancies. In the third quarter of 2017, we achieved a process development milestone associated with this collaboration. In December 2017, we and Jazz signed an amended and restated agreement under which we will be eligible to receive an additional $43.5 million in amendment fee and development milestone payments as compared to the 2016 agreement, increasing the total value of upfront, option and amendment fee payments and potential payments for the achievement of development, regulatory and sales-related milestones associated with the collaboration to an aggregate of $224.5 million. We will also continue to be eligible to receive tiered royalties on worldwide sales of any products resulting from the collaboration at rates reduced from those under the 2016 agreement. In December 2017, as part of the amended and restated agreement, we received a total payment of $18.5 million, consisting of an upfront payment of $5.0 million and a payment of $13.5 million for development achievement. In the second quarter of 2018, we achieved two development milestones and received $0.8 million for successful achievement of process development milestones for PF745. In August 2019, Jazz reported that they completed a Phase 1 study for PF743 (JZP-458). After receiving Fast Track designation from the U.S. Food and Drug Administration in October 2019, Jazz announced the initiation of a Phase 2/3 pivotal study for PF743(JZP-458) in December 2019 and recently announced their intent to file a Biologics License Application (BLA) with the US FDA as early as the fourth quarter of 2020. In September and December 2019, we achieved development milestones and received $11 million and $15 million, respectively, in connection with process development activities for PF745 (JZP-341).

CRM197 — We have both licenses and supply agreements in place for CRM197, which is a non-toxic mutant of diphtheria toxin. CRM197 is a well-characterized protein and functions as a carrier for polysaccharides and haptens, making them immunogenic. We have developed unique CRM197 production strains based on our Pfēnex Expression Technology platform. As a result of our development efforts, we previously entered into commercial licenses for production strains capable of producing CRM197 with both Merck and SIIPL. Merck and SIIPL are using the CRM197 produced via the licensed production strain in multiple clinical stage and pre-clinical product candidates. The clinical stage product candidates include Merck’s 15-valent pneumococcal conjugate vaccine, PCV-15 (V114), currently in several ongoing Phase 3 clinical studies, and SIIPL’s 10-valent pneumococcal conjugate vaccine, Pneumosil®, which achieved WHO Prequalification in December 2019, and a pentavalent meningococcal conjugate vaccine currently in a Phase 3 clinical study. The CRM197 production strains utilized by both Merck and SIIPL are unique and exclusively licensed to each party. The commercial license agreements with Merck and SIIPL contemplate potential maintenance and milestone fees as well as royalties on net sales. Additionally, as part of the SIIPL commercial license agreement, SIIPL supplies both reagent grade and cGMP CRM197 to Pfenex, which supplies the product to vaccine development-focused pharmaceutical partners.

Arcellx Development, Evaluation and License Agreement - We previously entered into a development, evaluation and license agreement with Arcellx which provides access to the Pfēnex Expression Technology platform to advance Arcellx’s proprietary sparX proteins that activate, silence and reprogram Antigen- Receptor Complex T cell-based therapies. Under the terms of the agreement, we are eligible to receive development funding in addition to development, regulatory and commercial milestones ranging from $2.6 million to $18 million for each product incorporating a sparX protein expressed using a production strain based on the Pfēnex Expression Technology, as well as royalties on worldwide sales of any such products. We have completed the development of both sparX 1 (PF753) and sparX 2 (PF754) and Arcellx has opted into the commercial license for both production strains. As of March 31, 2020, we have earned $2.4 million in development funding from Arcellx. During the three months ended March 31, 2020, there was no revenue recognized related to the Arcellx agreement.

Additional Biosimilar, Novel Vaccine and Other Pipeline Product Candidates — Our pipeline includes biosimilar candidates to certain reference products, including biosimilar candidates to Lucentis (PF582) and Neulasta (PF529) and two novel anthrax vaccine candidates, Px563L and RPA563, which are funded by the Biomedical Advanced Research and Development Authority (BARDA). In November of 2017, we paused development on both PF582 and PF529. We do not intend to advance PF582 or PF529 without development and commercial collaboration partners. In March 2019 we received a notice from BARDA advising us of BARDA’s decision not to exercise development options for cGMP manufacturing, preclinical studies and Phase 1/2b study readiness in connection with our Px563L and RPA563 novel anthrax vaccine program. Following the receipt of the notice from BARDA and pursuant to discussions with BARDA, we deprioritized this program in our portfolio.

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

The potential market opportunities for our most advanced product candidate, PF708, are substantial. We have developed PF708 as a therapeutic equivalent candidate to Forteo, which achieved global product sales of approximately $1.4 billion in 2019. Approximately 46% of these product sales came from the U.S. alone.

Our revenue for the three months ended March 31, 2020 and 2019 was $0.7 million and $7.9 million, respectively. Our historical revenue has been primarily derived from monetizing our Pfēnex Expression Technology through collaboration agreements, service agreements, government contracts and reagent protein product sales, which provide for various types of payments, including upfront payments, funding of research and development, milestone payments, intellectual property access fees and licensing fees.

As of March  31, 2020, we had an accumulated deficit of $207.9 million, of which $89.8 million was attributable to recognizing the accretion in the redemption value of our convertible preferred stock. We recognized net losses of $10.2 million and $6.1 million for the three months ended March 31, 2020 and 2019, respectively.

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

Recent Developments

COVID-19 Pandemic

The novel coronavirus outbreak of COVID-19 has had and likely will continue to have significant effects on businesses and health care institutions around the world.  While it is not possible at this time to estimate the overall impact that the COVID-19 pandemic could have on our business, the continued rapid spread of COVID-19, both across the United States and through much of the world, and the measures taken by the governments of countries and local authorities have disrupted and could delay advancing our product pipeline, delay our and our collaboration partners’ clinical trials, delay our overall preclinical activities, and disrupt the manufacture or shipment of both drug substance and finished drug product for our product candidates for preclinical testing and clinical trials and adversely impact our and our collaboration partners’ business, financial condition or operating results.

The health and safety of our people and their families continues to be our primary focus. As the COVID-19 pandemic has developed, we have taken numerous steps to help ensure the health and safety of our employees and their families. We are maintaining social distancing and enhanced cleaning protocols and usage of personal protective equipment, where appropriate. Since the stay at home order was put in place in the state of California, the volume of ongoing lab work has been reduced, and only critical program work in the lab has continued with staggered lab employee work shifts to minimize risk of exposure to COVID19, which has and may continue to disrupt or delay our ability to conduct clinical and preclinical research activities. Employees whose tasks can be performed offsite have been instructed to work from home.

We have been actively monitoring our supply chain during the COVID-19 pandemic, including third party materials and service suppliers for us as well as our partners.  To date, there have not been any known supply disruptions due to the pandemic, but contingency planning is ongoing with our partners to reduce the possibility of an interruption to manufacturing or the availability of necessary materials.

In April 2020, we announced that the FDA informed Alvogen that additional comparative use human factors data from Forteo experienced users would be necessary for the FDA to make a determination regarding the therapeutic equivalence of the FDA-approved PF708 product relative to Forteo. The COVID-19 pandemic could cause delays in initiating and conducting a comparative use human factors study to generate the additional data requested by the FDA to evaluate the therapeutic equivalence of the FDA-approved PF708 product and Forteo. Our collaboration partners could also experience delays or disruptions that could severely impact their clinical trials and/or preclinical studies.  Each of these could adversely affect our and our collaboration partners’ ability to obtain regulatory approval for and to commercialize our products and product candidates, increase our operating expenses, and have a material adverse effect on our business and financial results.

COVID-19 has also caused volatility in the global financial markets and threatened a slowdown in the global economy, which may negatively affect our ability to raise additional capital on attractive terms or at all.

We are continuing to assess the potential impact of the COVID-19 pandemic on our business and operations. For additional information on the various risks posed by the COVID-19 pandemic, refer to Part II, Item 1A. Risk Factors of this Quarterly Report on Form 10 Q.

PF708 Comparative Use Human Factors Data

On April 9, 2020, the FDA informed Alvogen that additional comparative use human factors data, specifically from additional Forteo experienced users, would be required before the agency could make a determination about therapeutic equivalence. FDA has indicated that the review of the PF708 therapeutic equivalence package continues and provided guidance on study methodology to generate this additional comparative use human factors data. We plan to work closely with Alvogen and the FDA to generate and submit these additional data as soon as possible. We expect to continue to support Alvogen with its commercial strategy planning in the U.S. while continuing to seek “A” therapeutic equivalence designation.

NT Pharma Deed of Assignment and Amendment

Effective April 21, 2020, we entered into a Deed of Assignment and Amendment (Deed) with NT Pharma, NT International, and Kangchen, a wholly-owned subsidiary of Konruns. Pursuant to the Deed, we agreed to allow NT Pharma to assign its rights and obligations under the NT Pharma Agreement with us to Kangchen. Accordingly, all of NT Pharma’s rights under the NT Pharma Agreement will be assigned to Kangchen, and Kangchen will assume all of NT Pharma’s obligations under the NT Pharma Agreement. In a related transaction, NT Pharma, through NT International, will obtain an equity interest in Kangchen and each of NT Pharma and Konruns, as the ultimate parents of Kangchen, will jointly and severally guarantee for the benefit of Pfenex the obligations of Kangchen under the NT Pharma Agreement.

Critical Accounting Policies, Significant Judgments and Use of Estimates

Our management’s discussion and analysis of financial condition and results of operations is based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States, or GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported revenue and expenses during the reporting periods. These items are monitored and analyzed by us for changes in facts and circumstances, and material changes in these estimates could occur in the future. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Changes in estimates are reflected in reported results for the period in which they become known. Actual results may differ materially from these estimates under different assumptions or conditions. The accompanying unaudited consolidated financial statements and related financial information should be read in conjunction with the audited financial statements and related footnotes included in our Annual Report on Form 10-K for the year ended December 31, 2019. Except as otherwise disclosed, there have been no material changes in our critical accounting policies and estimates in the preparation of our financial statements during the three months ended March 31, 2020 compared to those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019, as filed with the SEC on March 11, 2020.

Results of Operations

Comparison of the three months ended March 31, 2020 and 2019

The following table summarizes our net loss during the periods indicated:

	Three Months Ended March 31,
(in thousands, except percentages)	2020	2019	Change
Revenue	$682	$7,862	(91)%
Cost of revenue	340	1,566	(78)%
Gross profit	342	6,296	(95)%
Operating expense
Research and development	5,811	7,880	(26)%
Selling, general and administrative	4,732	4,543	4%
Total operating expense	10,543	12,423	(15)%
Loss from operations	(10,201)	(6,127)	66%
Other income, net	50	69	(27)%
Net loss	$(10,151)	$(6,058)	68%

Revenue

Our revenues to date have been generated primarily through collaboration and license agreements. Our collaboration and license agreements frequently contain multiple elements including (i) intellectual property licenses and development services, and (ii) products. Consideration received under these arrangements may include upfront payments, research and development funding, cost reimbursements, milestone payments, payments for product sales and royalty payments. Our customers include Alvogen, NT Pharma, Jazz, Arcellx, and BARDA.

	Three Months Ended March 31,
(in thousands, except percentages)	2020	2019	Change
Revenue	$682	$7,862	(91)%

Revenue decreased by $7.2 million, or 91%, to $0.7 million in the three-month period ended March 31, 2020, compared to $7.9 million in the same period in 2019. The decrease in revenue was primarily due to significant milestone and upfront payments from Alvogen in the first quarter of last year, attributable to FDA acceptance of our NDA for PF708 and the granting of licenses for additional geographic areas for PF708. In addition, revenue amortization related to our Jazz collaboration agreement was completed in the first half of 2019, work continued to scale back on our Px563L product candidate under our government contract with BARDA, development work on sparX 1 (PF753) and sparX 2 (PF754) for Arcellx was completed, and sales of our CRM197 product decreased.  CRM197 revenue will fluctuate depending on stage of development of our customers’ and collaboration partners’ projects.

Cost of Revenue

	Three Months Ended March 31,
(in thousands, except percentages)	2020	2019	Change
Cost of revenue	$340	$1,566	(78)%

Cost of revenue decreased by approximately $1.3 million, or 78%, to $0.3 million in the three month period ended March 31, 2020, compared to $1.6 million in the same period in 2019. The decrease was primarily due to a decrease in sales of our CRM197 product and declining activity related to the BARDA contract.

Research and Development

	Three Months Ended March 31,
(in thousands, except percentages)	2020	2019	Change
Research and development	$5,811	$7,880	(26)%

Research and development expenses decreased by approximately $2.1 million, or 26%, to $5.8 million in the three month period ended March 31, 2020, compared to $7.9 million in same period in 2019. The decrease in research and development expenses was primarily due to timing of expenses related to our lead product candidate PF708. Significant activity occurred leading up to and shortly after submission of the NDA to the FDA, which occurred in December 2018.

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

Selling, General and Administrative

	Three Months Ended March 31,
(in thousands, except percentages)	2020	2019	Change
Selling, general and administrative	$4,732	$4,543	4%

Selling, general and administrative expenses increased by approximately $0.2 million, or 4%, to $4.7 million in the three month period ended March 31, 2020, compared to $4.5 million in the same period in 2019. The increases were primarily due to legal and consulting fees.

Liquidity and Capital Resources

To date, we have funded our operations primarily through the sale and issuance of common stock in our public offerings, revenue from our collaboration agreements, government contracts, service agreements, and reagent protein product sales, our prior credit facility and the private placement of equity securities. At March 31, 2020, we had $65.6 million in cash and cash equivalents and $0.2 million in restricted cash as bank collateral for our corporate credit card program compared to $55.6 million in cash and cash equivalents and $0.2 million in restricted cash as of December 31, 2019.

In July 2016, we entered into a development and license agreement with Jazz Pharmaceuticals for the development and commercialization of multiple early stage hematologic oncology product candidates, including PF743 (JZP-458), a recombinant Erwinia asparaginase, and PF745 (JZP-341), a long-acting Erwinia asparaginase, and in the third quarter of 2017, achieved a process development milestone. The agreement also includes an option for Jazz to negotiate a license for a recombinant pegaspargase product candidate with us. Under the terms of the agreement, we received an upfront and option payment totaling $15.0 million in July 2016 and may be eligible to receive additional payments based on the achievement of certain research and development, regulatory, and sales-related milestones.

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

In October 2019, the FDA approved the NDA for PF708 submitted under the 505(b)(2) regulatory pathway, with Forteo® (teriparatide injection) as the reference drug.  We expect to continue to support Alvogen, our collaboration partner, with its commercial strategy planning in the U.S. while continuing to seek “A” therapeutic equivalence designation. In consideration for the licenses and other rights granted to Alvogen under the agreement, we received an upfront payment of $2.5 million, and to date have achieved two development milestones for $2.5 million each, one of which was the milestone achievement for FDA approval of PF708 in October 2019, and may be eligible to receive up to $15 million in support and regulatory milestone payments, which amount is subject to reductions over time. We are also eligible to receive a 50% gross profit split on sales if the product is rated as Therapeutically Equivalent (TE) to Forteo and up to 40% if rated differently.

In March 2018, we entered into an equity sales agreement (2018 Sales Agreement) with William Blair to sell shares of our common stock having aggregate sales proceeds of up to $20.0 million, from time to time, through an ATM equity offering program under which William Blair would act as sales agent. Under the 2018 Sales Agreement, we set the parameters for the sale of shares, including the number of shares to be issued, the time period during which sales are requested to be made, limitation on the number of shares to be issued, the time period during which sales are requested to be made, limitation on the number of shares that may be sold in any one trading day and any minimum price below which sales may not be made. The 2018 Sales Agreement provided that William Blair would be entitled to compensation for its services equal to 3.0% of the gross sales price per share of all shares sold through William Blair under the Sales Agreement. In January and February 2020, we sold a total of 1.8 million shares of our common stock through the “at-the-market” equity offering program for aggregate gross proceeds of approximately $20.0 million, at which point the Sales Agreement automatically terminated.

On May 25, 2018, we closed an underwritten public offering of 7,820,000 shares of our common stock at a price of $5.50 per share, which included the full exercise by the underwriters of their option to purchase an additional 1,020,000 shares of our common stock. Net proceeds from this offering were approximately $39.5 million.

In May 2020, we entered into an equity sales agreement (2020 Sales Agreement) with William Blair and Wainwright to sell shares of our common stock having aggregate sales proceeds of up to $60.0 million, from time to time, through an ATM equity offering program under which William Blair and Wainwright will act as sales agents. As of May 7, 2020, we had not sold any shares under this 2020 Sales Agreement.

We believe that our existing cash and cash equivalents and our cash inflow from operations will be sufficient to meet our anticipated cash needs for at least the next 12 months. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. Further, our operating plan may change, and we may need additional funds to meet operational needs and capital requirements for product development and commercialization sooner than planned. We currently have no credit facility or committed sources of capital although we may receive milestone and other contingent payments under our current license and collaboration agreements. Because of the numerous risks and uncertainties associated with the development and commercialization of our product candidates and the extent to which we may enter into additional agreements with third parties to participate in their development and commercialization, we are unable to estimate the amounts of increased capital outlays and operating expenditures associated with our current and anticipated clinical trials. Our future capital requirements will depend on many factors, including:

•	the timing and extent of spending on our research and development efforts;
•	our ability to enter into and maintain collaboration, licensing, commercialization and other arrangements and the terms and timing of such arrangements;
•	our ability to retain Alvogen as a collaboration partner for the FDA-approved PF708 product and PF708 on commercially acceptable terms;
•	the timing of the marketing authorization for PF708, if any, in jurisdictions outside the United States;
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
•

the degree and rate of market acceptance and coverage and reimbursement by payors of the FDA-approved PF708 product, PF708 and any of our other product candidates launched by us or our collaboration partners; the impact of any natural disasters or public health crises, such as the COVID-19 pandemic;

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

We may need to raise additional capital to fund our operations in the near future. Funding may not be available to us on acceptable terms, or at all and our ability to raise additional capital may be adversely impacted by potential worsening global economic conditions and the recent disruptions to and volatility in the credit and financial markets in the United States and worldwide resulting from the COVID-19 pandemic. If we are unable to obtain adequate financing when needed, we may have to delay, reduce the scope of or suspend one or more of our clinical trials, research and development programs or commercialization efforts. We may seek to raise any necessary additional capital through a combination of public or private equity offerings, debt financings, collaborations, strategic alliances, licensing arrangements and other marketing and distribution arrangements. To the extent that we raise additional capital through marketing and distribution arrangements or other collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish valuable rights to our product candidates, future revenue streams, research programs or product candidates or to grant licenses on terms that may not be favorable to us. If we do raise additional capital through public or private equity offerings, the ownership interest of our existing stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect our stockholders’ rights. If we raise additional capital through debt financing, we may be subject to covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends.

Cash Flows

The following table sets forth the primary sources and uses of cash, cash equivalents and restricted cash for each of the periods presented below:

	Three Months Ended March 31,
(in thousands)	2020	2019
Net cash (used in) provided by:
Operating activities	$(8,656)	$(10,338)
Investing activities	(1,433)	(111)
Financing activities	20,067	(17)
Net increase (decrease) in cash, cash equivalents and restricted cash	$9,978	$(10,466)

Net cash used in operating activities

Net cash used in operating activities was $8.7 million during the three months ended March 31, 2020 compared to $10.3 million during the same period in 2019. The decrease in net cash used in operating activities was primarily due to a decrease in the amounts owed by BARDA, Alvogen and several other collaboration partners and customers, partially offset by an increase in net loss in the three months ended March 31, 2020 compared to the same period in 2019.

Net cash used in investing activities

Net cash used in investing activities was $1.4 million during the three months ended March 31, 2020 compared to $0.1 million used in the same period in 2019.  The increase in cash used in investing activities was primary due to the purchase of additional property and equipment in the three months ended March 31, 2020.

Net cash provided by financing activities

Cash provided by financing activities was $20.1 million during the three months ended March 31, 2020 compared to cash used in financing activities of $17 thousand during the same period in 2019. In January 2020, we sold 500,000 shares for net proceeds of $6.2 million, and in February 2020, we sold an additional 1,253,443 shares for net proceeds of $13.2 million.

Off-Balance Sheet Arrangements

In the normal course of business, we enter into contracts and agreements that contain a variety of representations and warranties and provide for general indemnifications. Our exposure under these agreements is unknown because it involves claims that may be made against us in the future but have not yet been made. As of March 31, 2020, we have not paid any claims or been required to defend any action related to our indemnification obligations. However, we may record charges in the future as a result of these indemnification obligations.

Contractual Obligations and Commitments

There have been no material changes during the three months ended March 31, 2020 to our contractual obligations disclosed in our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2019.

Recently Adopted Accounting Pronouncements

In August 2018, the FASB issued ASU No. 2018-15, Intangibles—Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. This new guidance aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. ASU 2018-15 is effective for us beginning in the first quarter of fiscal year 2020, with early adoption permitted. We have adopted this standard as of January 1, 2020 using the prospective method.  The impact of adopting this standard to our consolidated financial statements was immaterial.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk in the ordinary course of our business. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of fluctuations in interest rates and foreign currency exchange rates. As of March 31, 2020, we did not hold or issue financial instruments for trading purposes.

Interest rate fluctuation risk

The primary objective of our investment activities is to preserve our capital to fund our operations. We also seek to maximize income from our cash and cash equivalents without assuming significant risk. To achieve our objectives, we invest our cash and cash equivalents in money market funds, treasury obligations, short term certificates of deposit and high-grade corporate securities, directly or through managed funds, with maturities of nine months or less. As of March 31, 2020, we had cash and cash equivalents of $65.6 million consisting of cash of $11.0 million and investments of $54.6 million in highly liquid U.S. money market funds. A portion of our investments may be subject to interest rate risk and could fall in value if market interest rates increase. However, because our investments are primarily short-term in duration, we believe that our exposure to interest rate risk is not significant and a 100 basis point movement in market interest rates would not have a significant impact on the total value of our portfolio. We actively monitor changes in interest rates.

Foreign currency exchange risk

We contract with clinical research organizations, investigational sites and suppliers in foreign countries. We are therefore subject to fluctuations in foreign currency rates in connection with these agreements. We have not entered into any material foreign currency hedging contracts although we may do so in the future. To date we have not incurred any material effects from foreign currency changes on these contracts. The effect of a 10% adverse change in exchange rates on foreign currency denominated cash and payables as of March 31, 2020 would not have been material. However, fluctuations in currency exchange rates could harm our business in the future.

Inflation risk

Inflation may affect us by increasing our cost of labor and clinical trial costs. We do not believe that inflation has had a material effect on our business, financial condition or results of operations for any period presented herein.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s (SEC) rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2020 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On May 6, 2019, Pfenex filed two petitions for inter partes review of U.S. Patent No. 9,422,345 (“the ‘345 patent”; entitled “Expression System”), which is owned by GlaxoSmithKline Biologicals S.A., with the Patent Trial and Appeal Board (“PTAB”) of the U.S. Patent and Trademark Office. The ‘345 patent relates to polynucleotides that express diphtheria toxin mutants, including the diphtheria toxin mutant CRM197. These two petitions, IPR2019-01027 and IPR2019-01028, seek, inter alia, a determination that certain claims in the ‘345 patent are invalid. On August 9, 2019, Pfenex filed a third petition for inter partes review of the ‘345 patent with the PTAB of the U.S. Patent and Trademark Office. The third petition, IPR2019-01478, seeks, inter alia, a determination that certain claims in the ‘345 patent are invalid. On November 13, 2019, the Board instituted trial on the invalidity grounds in IPR2019-01028, but exercised its discretion not to institute trial on IPR2019-01027 under its rules for multiple petitions. On February 10, 2020 the Board exercised its discretion not to institute trial on IPR2019-01478. The final written decision IPR2019-01028 is expected by the end of 2020.

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

With the exception of three years, we have incurred annual net operating losses since inception, and to date have generated only limited revenue from government contracts, service agreements, collaboration agreements, and reagent protein product sales. We have recognized net losses of $10.2 million and $6.1 million for the three months ended March 31, 2020 and 2019, respectively. As of March 31, 2020, we had an accumulated deficit of $207.9 million and net working capital of $64.4 million. To date, we have funded our operations primarily through the sale and issuance of common stock in our public offerings, revenue from our collaboration agreements, government contracts, service agreements, and reagent protein product sales, our prior credit facility and the private placement of equity securities. As of March 31, 2020, we had capital resources consisting of cash and cash equivalents of $65.8 million. As we continue to develop and invest more resources into the development and commercialization of our product candidates, our net operating losses will continue over the next several years. For Pfenex to become profitable, Alvogen must successfully commercialize and manufacture the FDA-approved PF708 product, and we or our collaboration partners must successfully develop and obtain regulatory approval for additional product candidates and effectively manufacture and commercialize these additional product candidates. In June 2018 and February 2019, we entered into agreements with Alvogen in which we granted Alvogen exclusive rights to commercialize PF708 in the United States, MENA, and ROW. In October 2019, we received FDA approval for PF708 and Alvogen is responsible for marketing the FDA-approved PF708 product in the United States. The loss for any reason of Alvogen as a key partner could have a significant and adverse impact on our business. If we are unable to retain Alvogen as a partner on commercially acceptable terms, PF708 may not be commercialized as planned and there could be delays in or suspension of the U.S. commercial launch of the FDA-approved PF708 product. In May 2019, Alvogen submitted a centralized application to the EMA for PF708 and the application was accepted for review. In October 2019, Alvogen’s partner SAJA submitted a Marketing Authorization Application (MAA) for PF708 to the Kingdom of Saudi Arabia's Saudi Food and Drug Authority (SFDA).

With respect to the FDA-approved PF708 product, our future revenue will depend upon many factors, including the performance of our collaboration partner, Alvogen; whether we obtain, in a timely manner or at all, an “A” therapeutic equivalence designation for the FDA-approved PF708 product that may allow such product to be automatically substituted for Forteo depending on applicable laws and policies within each of the 50 states; the size of any markets in which PF708 or such other product candidate may receive approval; and our and our collaboration partners’ ability to achieve sufficient market acceptance, pricing, reimbursement from third-party payors, and adequate market share for the FDA-approved PF708 product, PF708 and our other product candidates in those markets. We, Alvogen, and our other collaboration partners may never succeed in these activities and therefore may never generate revenue that is significant or large enough to achieve profitability. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to become and remain profitable could depress the market price of our common stock and could impair our ability to raise capital, expand our business, diversify our product offerings or continue our operations.

We will require substantial additional funds to seek and obtain regulatory approval and commercialize our current product candidates and, if additional capital is not available, we may need to limit, scale back or cease our operations.

Since our inception, a significant portion of our resources have been dedicated to the preclinical and clinical development of the FDA-approved PF708 product, PF708, and our other product candidates. We believe that we will continue to expend substantial resources for the foreseeable future for the preclinical and clinical development of our current product pipeline, and the development of any other indications and product candidates we may choose to pursue, either alone or with a strategic collaboration partner. These expenditures may include costs associated with research and development, conducting preclinical studies and clinical studies, and manufacturing and supply as well as marketing and selling any products that receive marketing authorization. Because the outcome of any clinical trial is highly uncertain and we are substantially dependent on third parties, including Alvogen, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of the FDA-approved PF708 product, PF708, and our other product candidates and preclinical products under development. We may also need to obtain substantial additional sources of funding to develop our other product candidates and our preclinical products under development as currently contemplated. If such additional funding is not available on favorable terms or at all, we may need to delay or reduce the scope of our product candidate development programs, or grant rights in the United States, as well as outside the United States, to our product candidates to one or more partners.

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

•	the cost of preparing, filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights;
•	the introduction of new product candidates and the number and characteristics of product candidates that we pursue;
•	the impact of any natural disasters or public health crises, such as the COVID-19 pandemic;
•	the timing, receipt and amount of sales, profit sharing or royalties, if any, from the FDA-approved PF708 product, PF708, and any other potential products;
•

the degree and rate of market acceptance and coverage and reimbursement by payors of the FDA-approved PF708 product, PF708 and any of our other product candidates launched by us or our collaboration partners;

•	the potential expansion of our sales and marketing activities; and
•	the potential acquisition and in-licensing of other technologies, products or assets.

If we were to experience any delays or encounter issues with any of the above, including with respect to obtaining an “A” therapeutic equivalence designation for the FDA-approved PF708 product, Alvogen’s commercial launch of the FDA-approved PF708 product in the U.S., clinical holds, failed studies, inconclusive or hard-to-interpret results, safety or efficacy issues, or other regulatory challenges that require longer follow-up of existing studies, additional major studies, or additional supportive studies in order to pursue marketing approval, it could further increase the costs associated with the above and delay or suspend revenues. In addition, the novel coronavirus outbreak of COVID-19 has had and likely will continue to have significant effects on businesses and health care institutions around the world.  The ways in which the novel coronavirus outbreak may affect our and our collaboration partners’ business operations and outlook are still emerging, and the extent of the impact on our and our collaboration partners’ business operations and outlook are highly uncertain and cannot be accurately predicted.  Disruptions related to the novel coronavirus outbreak have the potential to increase our costs or to delay or suspend revenues.

We may need to raise additional capital to fund our operations in the near future. If we seek additional funding in the future, additional funds may not be available to us on acceptable terms or at all, and our ability to raise additional capital may be adversely impacted by potential worsening global economic conditions and the recent disruptions to and volatility in the credit and financial markets in the United States and worldwide resulting from the COVID-19 pandemic. We may seek to raise additional funds through equity, equity-linked or debt financings. If we raise additional funds through the incurrence of indebtedness, such indebtedness would have rights that are senior to holders of our equity securities and could contain covenants that restrict our operations. Any additional equity financing may be dilutive to our stockholders. If we are unable to obtain funding on a timely basis, we may be required to significantly curtail the advancement of one or more of our product candidates. We also could be required to seek funds through arrangements with collaboration partners or others that may require us to relinquish rights to some of our technologies or product candidates which we would otherwise pursue on our own.

Our quarterly operating results may fluctuate significantly.

Our operating results are subject to quarterly fluctuations. Our operating results are and will be affected by numerous factors, including:

•	variations in the level of expenses related to our development and any future commercialization programs;
•	sales by Alvogen of the FDA-approved PF708 product;
•	addition or termination of clinical trials;
•	any intellectual property infringement lawsuit in which we may become involved;
•	any disruptions to our and our collaboration partners’ manufacturers or suppliers due to the effect of exposure to infectious disease and epidemics, including the novel coronavirus outbreak;
•	regulatory developments affecting any of our products; and
•	our execution of any service, collaborative, licensing or similar arrangements, and the timing of payments we may make or receive under these arrangements.

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

We and Alvogen face highly competitive pharmaceutical markets. With the FDA approval for PF708, Alvogen is responsible for commercializing and manufacturing the FDA-approved PF708 product in the U.S.  Successful competitors in the pharmaceutical market have the ability to effectively discover, obtain patents, develop, test and obtain regulatory approvals for product candidates, as well as the ability to effectively commercialize, market and promote approved products, including communicating the effectiveness, safety and value of products to consumers and medical professionals. Numerous companies, universities, and other research institutions are engaged in developing, patenting, manufacturing and marketing of products competitive with the FDA-approved PF708 product, PF708 and other product candidates we are developing. For example, in April 2017, the FDA approved Radius Health’s TYMLOS® (abaloparatide), and in April 2019, the FDA approved Evenity (romosozumab) a once monthly monoclonal antibody product developed by Amgen and UCB, each of which compete with the FDA-approved PF708 product. Teva Pharmaceuticals USA, Inc. has filed an ANDA referencing Forteo that, if approved, could compete with the FDA-approved PF708 product. Apotex Corp. also has submitted an ANDA for a generic version of Forteo, and other generic drug manufacturers may have filed and/or in the future may file ANDAs referencing Forteo that, if approved, could compete with the FDA-approved PF708 product. Any such competition could also adversely affect the market size and opportunity for the FDA-approved PF708 product and PF708. Many of these potential competitors, such as Amgen Inc., Eli Lilly and Company, Teva Pharmaceutical Industries Limited, and Radius Health are large, experienced companies that enjoy significant competitive advantages, such as substantially greater financial, research and development, manufacturing, personnel and marketing resources. Recent and potential future merger and acquisition activity in the biotechnology and pharmaceutical industries is likely to result in even more resources being concentrated among a smaller number of our competitors. These companies also maintain greater brand recognition and more experience and expertise in undertaking preclinical testing and clinical trials of product candidates and obtaining the FDA and other regulatory approvals of products. Established pharmaceutical companies may also invest heavily to accelerate discovery and development of novel compounds that could make the FDA-approved PF708 product, PF708 and our other product candidates obsolete.

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

If any competitor products are approved that compete with the FDA-approved PF708 product, PF708 or our other product candidates as described herein, our product revenue could suffer, and it would have a material adverse effect on our financial condition and results of operations.

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

Alvogen’s ability to successfully commercialize the FDA-approved PF708 product, the first FDA-approved product that we developed, is critical to the execution of our business strategy. For a discussion of risks relating to the degree of market acceptance and commercial success of the PF708 product, please see the risk factors entitled: “The FDA-approved PF708 product, PF708 and our other product candidates, if approved, face significant competition from the reference products and from therapeutic equivalent products of the reference products, and from other products.  Our or our collaboration partners’ failure to effectively compete may prevent us from achieving significant market penetration and expansion;” “Although the FDA-approved PF708 product has obtained regulatory approval from the FDA, PF708 may not be approved by other regulatory authorities and even if PF708 or our other product candidates obtain additional regulatory approvals, they may never achieve market acceptance or commercial success;” and “If the FDA-approved PF708 product does not receive an “A” therapeutic equivalence designation from the FDA, our business may suffer.” Alvogen may experience significant fluctuations in sales of the FDA-approved PF708 product from period to period and, ultimately, we may never generate sufficient revenue from our agreement with Alvogen to reach or maintain profitability or sustain anticipated levels of operation. Any inability on the part of Alvogen to successfully commercialize the FDA-approved PF708 product in the U.S. and to successfully commercialize PF708 in any significant international markets where PF708 may be subsequently approved, or any significant delay, could have a material effect on our financial condition and results of operations. We have also entered into an agreement with China NT Pharma Group Company Ltd. (NT Pharma) to develop and commercialize PF708 in certain territories, and subsequently agreed to allow NT Pharma to assign its rights and obligations under the agreement to Beijing Kangchen Biological Technology Co., Ltd. (Kangchen), a wholly-owned subsidiary of Beijing Konruns Pharmaceutical Co., Ltd (Konruns). The prospects for the FDA-approved PF708 product and PF708 depend on the expertise, development and commercial skills, and financial strength of Alvogen and NT Pharma, and when assigned, Kangchen.

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

A pandemic, epidemic or outbreak of an infectious disease, such as COVID-19, or the perception of their effects, may materially and adversely affect our business, operations and financial condition.

Outbreaks of epidemic, pandemic or contagious diseases, such as COVID-19, have and may continue to significantly disrupt our business. Such outbreaks pose the risk that we or our employees, contractors, suppliers, and other partners may be prevented from conducting business activities for an indefinite period of time due to spread of the disease, or due to shutdowns that may be requested or mandated by federal, state and local governmental authorities both within and outside the United States. Business disruptions could include disruptions or restrictions on our ability to travel, as well as temporary closures of our facilities and the facilities of our partners, clinical trial sites, service providers, suppliers or contract manufacturers. While it is not possible at this time to estimate the overall impact that the COVID-19 pandemic could have on our business, the continued rapid spread of COVID-19, both across the United States and through much of the world, and the measures taken by the governments of countries and local authorities has disrupted and could delay advancing our product pipeline, could delay our and our collaboration partners’ clinical trials, could delay our overall preclinical activities, and could disrupt the manufacture or shipment of both drug substance and finished drug product for our product candidates for preclinical testing and clinical trials and adversely impact our and our collaboration partners’ business, financial condition or operating results. Any of these effects could adversely affect our ability to obtain regulatory approval for and to commercialize our and our collaboration partners’ products and product candidates, increase our operating expenses and have a material adverse effect on our business, prospects and financial condition.

The global outbreak of COVID-19 continues to evolve, and the conduct of our and our collaboration partners’ clinical trials and studies may be adversely affected, despite efforts to mitigate this impact. For example, we could experience delays in initiating and conducting a comparative use human factors study to generate the additional data requested by the FDA to evaluate the therapeutic equivalence of the FDA-approved PF708 product and Forteo. Any delays in our and our collaboration partners clinical trials could adversely affect our ability to obtain regulatory approval for and to commercialize our product candidates and would have a material adverse effect on our financial condition and results of operations.   See “Risks Related to Government Regulation — Clinical drug development involves a lengthy and expensive process with an uncertain outcome, and results of earlier studies and trials may not be predictive of future trial results.”

The state of California, where our corporate office is located, has issued orders for all residents to remain at home, except as needed for essential activities as a result of the COVID-19 pandemic and we have had to implement work from home policies that may continue for an indefinite period. We have taken steps to protect the health and safety of our employees and community, while working to ensure the sustainability of our business operations as this unprecedented situation continues to evolve.

We continue to evaluate the impact COVID-19 may have on our ability to effectively conduct our business operations as planned while taking into account regulatory, institutional, and government guidance and policies, but there can be no assurance that we will be able to avoid part or all of any impact from the spread of COVID-19 or its consequences. Any shutdowns or other business interruptions could result in material and negative effects to our ability to conduct our business in the manner and on the timelines presently planned, which could have a material adverse effect on our business, prospects and financial condition.

Some of our third-party manufacturers which we use for the supply of materials for product candidates or other materials necessary to manufacture product to conduct preclinical tests and clinical trials are located in countries affected by COVID-19, and should they experience disruptions, such as temporary closures or suspension of services, we would likely experience delays in advancing these tests and trials. Furthermore, the spread of the virus may affect the operations of key governmental agencies, such as the FDA, which may delay the development of our product candidates. Earlier this year, for example, the FDA announced that it was suspending physical inspection of manufacturing facilities; in instances in which such an inspection is necessary for the FDA to approve a pending NDA, the suspension of inspections may delay product approvals. The spread of an infectious disease, including COVID-19, may also result in the inability of our suppliers to deliver components or raw materials on a timely basis or at all. Such events may result in a period of business disruption, and in reduced operations, or doctors and medical providers may be unwilling to participate in our clinical trials, any of which could materially affect our business, financial condition and results of operations.

The COVID-19 pandemic continues to rapidly evolve. The extent to which COVID-19 impacts our business will depend on future developments, which are highly uncertain and cannot be predicted, such as the ultimate geographic spread of the disease, the duration of the pandemic, travel restrictions and social distancing in the United States and other countries, business closures or business disruptions and the effectiveness of actions taken in the United States and other countries to contain and treat the disease and to address its impact, including on financial markets or otherwise. While the extent of the impact of the COVID-19 pandemic on our business and financial results is uncertain, a continued and prolonged public health crisis could have a material negative impact on our business, financial condition and operating results.

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

As of March 31, 2020, we had 85 full-time employees, including a total of 23 employees who hold Ph.D. or other doctoral degrees. Our management and personnel, systems and facilities currently in place may not be adequate to support this future growth. Therefore, we will need to continue to expand our managerial, operational, finance and other resources to manage our operations and clinical trials, continue our development activities and potentially commercialize our current product candidates, if approved. In order to effectively execute our growth strategy, we will be required to:

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

Development of our anthrax vaccines, Px563L and RPA563, is funded by BARDA. The funding for government programs is subject to Congressional appropriations, often made on a fiscal year basis, even for programs designed to continue for several years. These appropriations can be subject to political considerations and stringent budgetary constraints. For example, on March 29, 2019, we received notice from BARDA informing us of BARDA’s decision to not exercise development options for cGMP manufacturing and potential Phase 1/2b study readiness for Px563L and RPA563. Following the receipts of the notice from BARDA and pursuant to ongoing discussions with BARDA, we deprioritized this program in our portfolio, and we do not anticipate receiving significant revenue from this program going forward. Additionally, our government-funded development contracts give the U.S. government the right, exercisable in its sole discretion, to extend this contract for successive options following a base period of performance. The value of the services to be performed during these options may constitute the majority of the total value of the underlying contract. If levels of government expenditures and authorizations for biodefense decrease or shift to programs in areas where we do not offer products or are not developing product candidates, or if the U.S. government otherwise declines to exercise its options under its contracts with us, our business, revenue and operating results would suffer.

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

Due to COVID-19, we have an increased number of employees working remotely. As a result, we may have increased cyber security and data security risks, due to increased use of home wi-fi networks and virtual private networks, as well as increased disbursement of physical machines. While we implement IT controls to reduce the risk of a cyber security and data security breach, there is no guarantee that these measures will be adequate to safeguard all systems with an increased number of employees working remotely.

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

Because we have limited or no capabilities for commercial, manufacturing, sales, marketing and distribution, we have entered into alliances and may need to enter into additional alliances with other companies to develop and commercialize our products that we have developed and our product candidates. For example, to commercialize the FDA-approved PF708 product and PF708 if approved in other territories, we have entered into collaboration agreements with Alvogen and NT Pharma and the prospects for the FDA-approved PF708 product and PF708 if approved outside the U.S., depends in part on the expertise, commercial skills, and financial strength of Alvogen and NT Pharma. Under the Alvogen agreements, Alvogen has the exclusive right to commercialize and manufacture the FDA-approved PF708 product in the United States, and PF708 in the European Union, Middle East, North Africa, and the rest of the world not covered by the NT Pharma agreement. We may be unable to establish or maintain this relationship with Alvogen on a commercially reasonable basis, if at all. In addition, Alvogen may have similar or more established relationships with our competitors. Moreover, the loss for any reason of Alvogen as a key partner could have a significant and adverse impact on our business. If we are unable to retain Alvogen as a partner on commercially acceptable terms, the commercialization of PF708 may not occur as planned and there could be delays in or suspension of the commercial launch of the FDA-approved PF708 product in the U.S. Under the NT Pharma agreement, we granted an exclusive license to NT Pharma to commercialize PF708 in certain Asian countries, if approved, and a non-exclusive license to conduct development activities in such territories with respect to PF708. In addition, we entered into an agreement with Jazz, pursuant to which we have transferred the development, manufacturing and commercialization of certain product candidates.

In July 2016, we entered into a license and option agreement with Jazz, pursuant to which we and Jazz are collaboratively developing hematologic oncology products, including PF743 (JZP-458), a recombinant Erwinia asparaginase, and PF745 (JZP-341), a long-acting Erwinia asparaginase, and Jazz has the exclusive right to manufacture and commercialize such products throughout the world. In December 2017, we amended the agreement. As of March 31, 2020, we may be eligible to receive additional payments under the amended agreement of up to $162.5 million based on achievement of certain research and development, regulatory and sales-related milestones, bringing the total value of payments and potential payments associated with the collaboration to $224.5 million. In addition, we may be eligible to receive tiered royalties on worldwide sales of any products resulting from the collaboration at rates reduced from those under the 2016 agreement.

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

We have transferred our manufacturing processes for the FDA-approved PF708 product. The transfer of process to Alvogen, or to CMOs selected by Alvogen, and the actual manufacture of the FDA-approved PF708 product by Alvogen or its selected CMOs, is subject to risk and may not ultimately be successful or may take longer to succeed than expected, which could delay or impair commercialization activities in the U.S., which would have an adverse effect on our business.

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

We rely on third-party suppliers for our protein production services, and in some instances, a single third-party supplier, for the manufacture and supply of certain materials. For example, we currently rely, and expect to continue to rely, on a single-source supplier for the manufacture and supply of CRM197. To meet these demands, our supplier is in the process of increasing production capacity, and we also have established a repository in the United States that is capable of storing a safety stock of CRM197 and the CRM197 cell bank. Furthermore, we have taken steps to identify alternate sources of supply sufficient to support future needs and have several supply agreements in place with other vendors; however, there may be delays in switching to these alternative suppliers if our contract with primary sources are terminated without notice. Regardless of the foregoing alternative measures, we cannot guarantee that we will have an adequate supply of CRM197. If we are unable to secure adequate quantities of CRM197 from our primary supplier, from potential secondary suppliers or from our safety stock, we may be required to identify additional suppliers. If we are required to engage additional suppliers, we may not be able to enter into an alternative supply arrangement on commercially reasonable terms, or at all. Even if we are able to identify additional suppliers and enter into agreements on commercially reasonable terms, we may incur delays associated with identifying and qualifying additional suppliers and negotiating the terms of any supply contracts. These delays could adversely impact our business and negatively affect profitability of our protein production services.

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

We primarily sell CRM197 directly to biopharmaceutical companies and currently have several supply agreements in place for supply of CRM197, although we currently rely, and expect to continue to rely, on a single-source supplier for the manufacture and supply of CRM197. To establish and maintain relationships with customers, we believe we need to maintain adequate supplies of CRM197, remain price competitive, comply with regulatory regulations and provide high quality products. If we are unable to establish and maintain arrangements for the sale of CRM197, for example, due to disruptions in CRM197 manufacturing or limitations on the ability to export or import CRM197 as a result of the novel coronavirus outbreak, our revenue and profits would decline.

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

There has been substantial litigation and other proceedings regarding patent and other intellectual property rights in the pharmaceutical industry. In addition to infringement claims against us, we may become a party to other patent litigation and other proceedings, including interference, derivation or post-grant proceedings declared or granted by the USPTO and similar proceedings in foreign countries, regarding intellectual property rights with respect to our current or future products. For example, on May 6, 2019, Pfenex filed two petitions for inter partes review of U.S. Patent No. 9,422,345 (“the ‘345 patent”, entitled “Expression System”), which is owned by GlaxoSmithKline Biologicals S.A., with the Patent Trial and Appeal Board (“PTAB”) of the U.S. Patent and Trademark Office. The ‘345 patent relates to polynucleotides that express diphtheria toxins, including the diphtheria toxin mutant CRM197. These two petitions, IPR2019-01027 and IPR2019-01028, seek, inter alia, a determination that certain claims in the ‘345 patent are invalid. Institution decisions by the PTAB for IPR2019-01027 and IPR2019-01028 are expected within the 2019 calendar year, and final written decisions on the validity of the challenged claims of the ‘345 patent, if these two petitions are instituted by the PTAB, by the end of 2020. On August 9, 2019, Pfenex filed a third petition for inter partes review of the ‘345 patent with the PTAB of the U.S. Patent and Trademark Office. The third petition, IPR2019-01478, seeks, inter alia, a determination that certain claims in the ‘345 patent are invalid. An institution decision by the PTAB for IPR2019-01478 is expected within the first quarter of 2020, and a final written decision on the validity of the challenged claims of the ‘345 patent, if the third petition is instituted by the PTAB, by the end of the first quarter of 2021. On November 13, 2019, the Board instituted trial on the invalidity grounds in IPR2019-01028 but exercised its discretion not to institute trial on IPR2019-01027 under its rules for multiple petitions. On February 10, 2020, the Board exercised its discretion not to institute trial on IPR2019-01478. We cannot predict the ultimate outcome of our invalidity claims related to the ‘345 patent. If the claims of the ‘345 patent are upheld as valid and we are unable to enter into licenses on commercially acceptable terms, we could be prevented from commercializing a product or be forced to cease some aspects of our business operations. Third parties may submit applications for patent term extensions in the United States and/or supplementary protection certificates in the EU member States seeking to extend certain patent protection which, if approved, may interfere with or delay the launch of one or more of our biosimilar or vaccine products. The cost to us of any patent litigation or other proceeding, even if resolved in our favor, could be substantial. Some of our competitors may be able to sustain the costs of such litigation or proceedings more effectively than we can because of their substantially greater financial resources. Patent litigation and other proceedings may also absorb significant management time. Uncertainties resulting from the initiation and continuation of patent litigation or other proceedings could impair our ability to compete in the marketplace. The occurrence of any of the foregoing could have a material adverse effect on our business, financial condition or results of operations. We may become involved in lawsuits to protect or enforce our inventions, patents or other intellectual property or the patents of our licensors, which could be expensive and time consuming.

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

•

whether and when we obtain an “A” therapeutic equivalence designation for the FDA-approved PF708 product, which may allow the product to be automatically substituted for Forteo, depending on applicable laws and policies within each of the 50 states;

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

The progress of clinical trials and clinical studies also may be affected by significant global public health matters such as the current novel coronavirus outbreak. Factors related to the novel coronavirus outbreak that may impact the timing and conduct of our and our collaboration partners’ clinical trials and clinical studies include:

•

the diversion of healthcare resources away from the conduct of clinical trial and clinical study matters to focus on pandemic-related concerns, including the attention of physicians serving as clinical trial investigators, hospitals and clinics serving as clinical trial sites, and medical staff supporting the conduct of clinical trials;

•

limitations on travel and distancing requirements that interrupt key trial or study activities, such as site initiations and monitoring, or that limit the ability of a patient to participate in a clinical trial or study or delay access to drug dosing or assessments;

•	interruption in global shipping affecting the transport of clinical trial materials, such as investigational drug product; and
•	employee furlough days that delay necessary interactions with local regulators, ethics committees and other important agencies and contractors.

In addition, if patients or subjects participating in our or our collaboration partners’ clinical trials or studies were to contract COVID-19, there could be an adverse impact on the trials or studies. For example, such patients may be unable to participate further or may need to limit participation in a clinical trial or study; the results and data recorded for such patients may differ from those that would have been recorded if the patients had not been affected by COVID-19; or such patients could experience adverse events that could be attributed to the drug product under investigation.

These and other consequences of the novel coronavirus outbreak may worsen in countries that are already afflicted with the virus and/or could spread to additional countries, each of which may further impact our or our collaboration partners’ clinical trials or studies.  The global outbreak of the novel coronavirus continues to evolve, and the conduct of our and our collaboration partners’ clinical trials and studies may be adversely affected, despite efforts to mitigate this impact.  For example, we could experience delays in initiating and conducting a comparative use human factors study to generate the additional data requested by the FDA to evaluate the therapeutic equivalence of the FDA-approved PF708 product and Forteo. Any delays in our and our collaboration partners clinical trials could adversely affect our ability to obtain regulatory approval for and to commercialize our product candidates and would have a material adverse effect on our financial condition and results of operations.

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

In addition to obtaining FDA approval of our PF708 NDA, we and Alvogen have been seeking an “A” therapeutic equivalence designation for the FDA-approved PF708 product relative to the reference drug Forteo, which may permit the FDA-approved PF708 product to be automatically substituted for Forteo, depending on applicable laws and policies within each of the 50 states. Consistent with our interactions with the FDA and its draft guidance document on demonstrating the therapeutic equivalence of drug-device combination products, we completed a comparative human factors study comparing the FDA-approved PF708 product and Forteo, designed to further support a finding that the PF708 product is therapeutically equivalent to Forteo. On October 14, 2019, we announced the successful completion of this PF708 comparative use human factors study and our submission of the final study report to the FDA. On April 9, 2020, the FDA informed Alvogen that additional comparative use human factors data, specifically from additional Forteo experienced users, would be required before the agency could make a determination about therapeutic equivalence. FDA has indicated that the review of the PF708 therapeutic equivalence package continues and provided guidance on study methodology to generate this additional comparative use human factors data.  We plan to work closely with Alvogen and the FDA to generate and submit these additional data as soon as possible. We cannot assure you that FDA will grant an “A” therapeutic equivalence designation to the FDA-approved PF708 product relative to Forteo, or that the FDA will make a timely decision regarding therapeutic equivalence. Alvogen is currently evaluating a potential U.S. commercial launch upon or before an FDA decision on therapeutic equivalence. We expect to continue to support Alvogen with its commercial strategy planning in the U.S. while continuing to seek “A” therapeutic equivalence designation. If we do not receive an “A” therapeutic equivalence designation at all or in a timely manner, this may significantly impact Alvogen’s ability to maximize revenues in the marketplace and could have a material adverse effect on our royalty revenues.

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

Separately, in response to the global COVID-19 pandemic, on March 10, 2020, the FDA announced its intention to postpone most foreign inspections of manufacturing facilities and products, and subsequently, on March 18, 2020, the FDA announced its intention to temporarily postpone routine surveillance inspections of domestic manufacturing facilities. Regulatory authorities outside the United States may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic. If a prolonged government shutdown occurs, or if global health concerns continue to prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews or other regulatory activities or making accommodations to continue, it could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

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

The United Kingdom left the EU in January 2020, after which the UK has ceased to be an EU Member State. The EU and the UK have reached an agreement which will govern the UK's relation with the EU until the end of 2020. It is uncertain how the legal relation between the UK and the EU will be governed after 2020. The legal frameworks and regulatory requirements applicable to medicinal products may diverge and separate marketing authorizations and other regulatory approvals may be required to place medicinal products on the market and to manufacture, distribute, import and export medicinal products in the UK and in the EU.

The FDA-approved PF708 product, PF708, and any of our other product candidates, if approved, will be subject to ongoing regulatory review.

The FDA-approved PF708 product, PF708 and any of our other product candidates, if approved, will be subject to ongoing regulatory review with respect to manufacturing, labeling, packaging, storage, advertising, promotion, sampling, record-keeping, conduct of post-marketing studies, and submission of safety, efficacy, and other post-market information, including both federal and state requirements in the United States and requirements of comparable foreign regulatory authorities. Manufacturers and manufacturers’ facilities are required to comply with extensive FDA and comparable foreign regulatory authority requirements, including ensuring that quality control and manufacturing procedures conform to cGMP. As such, we, our collaboration partners, and our contract manufacturers will be subject to continual and unannounced review and inspections by the regulatory authorities governing the markets in which we wish to sell our products. Accordingly, we, our collaboration partners and others with whom we work must continue to expend time, money, and effort in all areas of regulatory compliance, including manufacturing, production, and quality control.

The PF708 product NDA and any regulatory approvals that we and our collaboration partners may receive for PF708 or any of our other product candidates may be subject to limitations on the approved indicated uses for which the product may be marketed or on other conditions of approval, or contain requirements for potentially costly post-marketing testing, including Phase 4 trials, and surveillance to monitor the safety and efficacy or the safety, purity, and potency of the product. We and our collaboration partners will be required to promptly report any serious and unexpected adverse events and certain quality or production problems with our products to regulatory authorities, as well as submit other periodic reports. Any new legislation addressing drug or biologic product safety issues could result in delays in product development or commercialization, or increased costs to assure compliance. We and our collaboration partners will have to comply with requirements concerning advertising and promotion for our products. Promotional communications with respect to prescription drug and biologic products are subject to a variety of legal and regulatory restrictions and must be consistent with the information in the product’s approved labeling. As such, we will not be allowed to promote our products for indications or uses for which they do not have approval. The holder of an approved NDA, BLA, or marketing authorization application must submit new or supplemental applications and obtain prior approval for certain changes to the approved product, product labeling, or manufacturing process. We or our collaboration partners could also be asked to conduct post-marketing clinical studies to verify the safety and efficacy of our products in general or in specific patient subsets. An unsuccessful post-marketing study or failure to complete such a study could result in penalties or other adverse consequences, up to and including potential withdrawal of marketing approval.

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

We received FDA approval for the FDA-approved PF708 product in October 2019.  Because Alvogen is commercializing the FDA-approved PF708 product, Alvogen will be subject to healthcare regulation and enforcement by the U.S. federal government and the states related to the FDA-approved PF708 product. If we or our collaboration partners commercialize PF708 or our other product candidates, we or they will be subject to analogous healthcare regulation and enforcement in the applicable jurisdictions in which we or they commercialize our product candidates. These laws include anti-kickback, fraud and abuse, false claims, and sunshine laws and regulations. In the United States, for example, the federal Anti-Kickback Statute (AKS) prohibits, among other things, knowing and willful solicitation, offer, receipt, or payment of remuneration, directly or indirectly, by persons and entities in exchange for or to induce either the referral of patients for, or the purchase, order, arrangement or recommendation of any good or service that would be paid for in whole or part by Medicare, Medicaid or other federal health care programs. Remuneration has been broadly defined to include anything of value, including cash, improper discounts, and free or reduced price items and services. Violations of the AKS may also result civil and criminal penalties, including criminal fines and imprisonment, or exclusion from federal healthcare programs. Liability under the AKS may be established without proving actual knowledge of the statute or specific intent to violate it, and a claim including items or services resulting from a violation of the AKS constitutes a false or fraudulent claim for purposes of the federal civil False Claims Act. The federal civil False Claims Act (FCA) imposes liability on persons who, among other things, present or cause to be presented false or fraudulent claims for payment of government funds. Actions under the FCA may be brought by as qui tam actions by private individuals in the name of the government. Violations of the FCA can result in significant mandatory monetary penalties per false claim or statement, treble damages and exclusion from federal health care programs. The federal Physician Payments Sunshine Act requires, among other parties, certain manufacturers of drugs for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program to report annually to CMS information related to payments and other transfers of value made to physicians (as defined by statute), certain other health care providers beginning in 2022, and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members.

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

In California, CCPA took effect on January 1, 2020.  The CCPA establishes certain requirements for data use and sharing transparency and creates new data privacy rights for consumers. These laws and regulations are evolving and subject to interpretation, and may impose limitations on our activities or otherwise adversely affect our business. Similarly, there are a number of legislative proposals in the United States, at both the federal and state level, as well as other jurisdictions that could impose new obligations or limitations in areas affecting our business. In addition, some countries are considering or have passed legislation implementing data protection requirements or requiring local storage and processing of data or similar requirements that could increase the cost and complexity of delivering our services and research activities. These laws and regulations, as well as any associated claims, inquiries, or investigations or any other government actions may lead to unfavorable outcomes including increased compliance costs, delays or impediments in the development of new products, negative publicity, increased operating costs, diversion of management time and attention, and remedies that harm our business, including fines or demands or orders that we modify or cease existing business practices.

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

In addition, legislative changes have been proposed and adopted in the U.S. since the ACA was enacted. For example, beginning April 1, 2013, Medicare payments for all items and services, including drugs and biologics, were reduced by 2% per fiscal year under the sequestration required by the Budget Control Act of 2011, as amended by the American Taxpayer Relief Act of 2012. Subsequent legislation extended the 2% reduction to 2029. The Coronavirus Aid, Relief, and Economic Security Act, or CARES Act, which was signed into law on March 27, 2020, designed to provide financial support and resources to individuals and businesses affected by the COVID-19 pandemic, suspended these reductions from May 1, 2020 through December 31, 2020, and extended the sequester by one year, through 2030. In addition, on January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, further reduced Medicare payments to several providers, including hospitals. We expect that additional healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal, state and foreign governments will pay for healthcare products and services, which could result in reduced demand for the FDA-approved PF708 product or our product candidates, if approved, or additional pricing pressures.

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

•	business interruptions resulting from geo-political actions, including war and terrorism, natural disasters including earthquakes, typhoons, floods and fires, or health epidemics such as COVID-19;
•	the effects of applicable foreign tax structures and potentially adverse tax consequences; and
•	significant adverse changes in foreign currency exchange rates.

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

Our stock is currently traded on NYSE American, but we can provide no assurance that we will be able to maintain an active trading market on NYSE American or any other exchange in the future. The trading volume of our stock tends to be low relative to our total outstanding shares, and we have several stockholders who hold substantial blocks of our stock. As of March 31, 2020, we had 34,265,401 shares of common stock outstanding, and stockholders holding at least 5% of our stock, individually or with affiliated persons or entities, collectively beneficially owned or controlled approximately 40% of such shares. Sales of large numbers of shares by any of our large stockholders could adversely affect our trading price, particularly given our relatively small historic trading volumes. If stockholders holding shares of our common stock sell, indicate an intention to sell, or if it is perceived that they will sell, substantial amounts of their common stock in the public market, the trading price of our common stock could decline.

Since shares of our common stock were sold in our initial public offering in July 2014 at a price of $6.00 per share, our stock price has ranged from $2.07 to $24.41 through March 31, 2020. In addition to the factors discussed in this “Risk Factors” section and elsewhere in this quarterly report on Form 10-Q, factors that may cause volatility in our share price include:

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

We expect to generate a tax net operating loss for 2020. The 2019 net operating loss carryforwards are available to offset future taxable income, if any, until such unused losses expire. Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change,” generally defined as a greater than 50 percentage point change (by value) in its equity ownership by certain stockholders over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards, or NOLs, and other pre-change tax attributes (such as research tax credits) to offset its post-change income or taxes may be limited. We have not analyzed whether we already experienced an ownership change in the past for purposes of Sections 382 and 383 of the Code.  We may have experienced an ownership change in connection with sale of securities pursuant to a predecessor registration statement or otherwise and we may experience ownership changes in the future as a result of shifts in our stock ownership, including as a result of the sale of securities in the future.  As a result, if or when we earn net taxable income, our ability to use our pre-change NOLs to offset such taxable income may be subject to limitations. Similar provisions of state tax law may also apply to limit our use of accumulated state tax attributes. As a result, even if we attain profitability, we may be unable to use a material portion of our NOLs and other tax attributes, which could adversely affect our future cash flows.

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

As of March 31, 2020, our executive officers, directors and stockholders who owned more than 5% of our outstanding common stock and their respective affiliates beneficially owned or controlled approximately 43% of the outstanding shares of our common stock. Accordingly, these executive officers, directors and stockholders and their respective affiliates, acting as a group, have substantial influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets or any other significant corporate transactions. These stockholders may therefore delay or prevent a change of control of us, even if such a change of control would benefit our other stockholders. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.

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

EXHIBIT INDEX

Exhibit		Incorporated by Reference Herein
Number	Description	Form	File No.	Exhibit	Filing Date

10.1+	Executive Employment Agreement, effective October 1, 2018, between the Registrant and Shawn A. Scranton, PharmD.	8-K	001-36540	10.1	September 11, 2018

10.2+	Executive Employment Agreement, effective March 18, 2019, between the Registrant and Martin B. Brenner, DVM	10-Q	001-36540	10.5	May 9, 2019

10.3†	Development and License Agreement, dated February 25, 2019, between the Registrant and Alvogen Malta (Out-Licensing) Operations Ltd.	10-Q	001-36540	10.1	May 9, 2019

10.4†	MENA Development and License Agreement, dated February 25, 2019, between the Registrant and Alvogen Malta (Out-Licensing) Operations Ltd.	10-Q	001-36540	10.2	May 9, 2019

10.5†	E.U. Development and License Agreement, dated February 25, 2019, between the Registrant and Alvogen Malta (Out-Licensing) Operations Ltd.	10-Q	001-36540	10.3	May 9, 2019

10.6†	Amendment No. 1 to the Development and License Agreement, dated February 25, 2019, between the Registrant and Alvogen Malta Operations Ltd.	10-Q	0001-36540	10.4	May 9, 2019

10.7#	Amendment No. 2 to the Development and License Agreement dated March 9, 2020, between the Registrant and Alvogen

10.8#	Alvogen Malta (Out-Licensing) Ltd. Letter, Alvogen ROW Sublicense

31.1#	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certifications of Chief Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

#	Filed herewith.
+	Indicates a management contract or compensatory plan.
†	Portions of the exhibit have been omitted pursuant to an order granted by the Securities and Exchange Commission for confidential treatment.
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

PFENEX INC.

Dated: May 7, 2020	By:	/s/ Evert B. Schimmelpennink
Evert B. Schimmelpennink
Chief Executive Officer, President and Secretary, and Chief Financial Officer
(Principal Executive Officer and Principal Financial and Accounting Officer)