Form 10-Q
period 2020-06-30
Pfenex Inc.
filed 2020-08-06
CIK 1478121

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

As of August 5, 2020, the registrant had 34,296,593 shares of Common Stock ($0.001 par value) outstanding.

PFENEX INC.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

PFENEX INC.

Consolidated Balance Sheets

	June 30, 2020 (unaudited)	December 31, 2019
	(in thousands)
Assets
Current assets
Cash and cash equivalents	$61,036	$55,624
Restricted cash	200	200
Accounts and unbilled receivables, net	1,509	5,628
Other current assets	1,781	2,308
Total current assets	64,526	63,760
Property and equipment, net	8,590	7,744
Right-of-use asset	3,517	3,903
Other long-term assets	82	170
Intangible assets, net	3,481	3,733
Goodwill	5,577	5,577
Total assets	$85,773	$84,887
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$2,317	$673
Accrued liabilities	5,096	7,351
Current portion of deferred revenue	125	75
Lease liabilities – short-term	834	951
Other current liabilities	599	616
Total current liabilities	8,971	9,666
Lease liabilities – long-term	2,496	2,896
Deferred revenue, less current portion	300
Other non-current liabilities	113	26
Total liabilities	11,880	12,588
Commitments and contingencies
Stockholders’ equity
Preferred stock, $0.001 par value, 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, par value $0.001, 200,000,000 shares authorized; 34,296,593 and 32,266,708 shares issued and outstanding at June 30, 2020 and December 31, 2019, respectively	35	33
Additional paid-in capital	292,082	270,008
Accumulated deficit	(218,224)	(197,742)
Total stockholders’ equity	73,893	72,299
Total liabilities and stockholders’ equity	$85,773	$84,887

The accompanying notes are an integral part of these unaudited consolidated financial statements.

PFENEX INC.

Consolidated Statements of Operations

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2020	2019	2020	2019
Revenue
License and service revenue	$741	$2,196	$1,042	$8,790
Product revenue	40	615	421	1,883
Total revenue	781	2,811	1,463	10,673
Cost of revenue
License and service	652	811	893	1,713
Product	28	308	127	973
Total cost of revenue	680	1,119	1,020	2,686
Gross profit	101	1,692	443	7,987
Operating expense
Research and development	5,535	4,812	11,345	12,691
Selling, general and administrative	4,895	4,520	9,627	9,063
Total operating expense	10,430	9,332	20,972	21,754
Net loss from operations	(10,329)	(7,640)	(20,529)	(13,767)
Other income, net	3	71	51	140
Net loss from before income taxes	(10,326)	(7,569)	(20,478)	(13,627)
Income tax provision	5	—	4	1
Net loss	$(10,331)	$(7,569)	$(20,482)	$(13,628)
Net loss per common share:
Basic and diluted	$(0.30)	$(0.24)	$(0.61)	$(0.43)
Weighted-average common shares used in calculating net loss per share:
Basic and diluted	34,291	31,527	33,721	31,503

The accompanying notes are an integral part of these unaudited consolidated financial statements.

PFENEX INC.

Consolidated Statements of Cash Flows

(unaudited)

	Six Months Ended June 30,
	2020	2019
	(in thousands)
Cash flows from operating activities
Net loss	$(20,482)	$(13,628)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	705	629
Amortization of intangible assets	252	263
Stock-based compensation expense	1,825	1,547
Loss on disposal of property and equipment	99	0
Changes in operating assets and liabilities
Accounts and unbilled receivables	4,119	1,855
Other assets	417	302
Accounts payable	1,450	(1,465)
Accrued liabilities	(2,415)	(1,184)
Other liabilities	(302)	—
Deferred revenue	350	(2,539)
Net cash used in operating activities	(13,982)	(14,220)
Cash flows from investing activities
Acquisitions of property and equipment	(1,246)	(445)
Net cash used in investing activities	(1,246)	(445)
Cash flows from financing activities
Proceeds from issuance of common stock, net of discount and offering costs	19,347	—
Repayments of financial lease obligations	(145)	—
Repayments of capital lease obligations	—	(190)
Proceeds from exercise of stock options and other stock issuances	1,438	255
Proceeds from issuance of debt	2,278	—
Repayments of debt	(2,278)	—
Net cash provided by financing activities	20,640	65
Net increase (decrease) in cash, cash equivalents and restricted cash	5,412	(14,600)
Cash, cash equivalents and restricted cash
Beginning of period	55,824	56,420
End of period	$61,236	$41,820
Supplemental disclosures of non-cash investing and financing activities
Asset acquisitions in accounts payable and accrued expenses, net of prior period balance	$353	$203
Deferred offering costs transferred to additional paid in capital	$534	$—
Supplemental schedule of cash flow information
Cash paid for interest	$4	$13

The accompanying notes are an integral part of these unaudited consolidated financial statements.

PFENEX INC.

Consolidated Statements of Stockholders’ Equity

(unaudited)

(in thousands)

			Additional		Total
	Common Stock		Paid	Accumulated	Stockholders’
	Shares	Amount	in Capital	Deficit	Equity
Balance at December 31, 2018	31,468	$32	$262,405	$(201,300)	$61,137
Adoption of ASC 606	—	—	—	$2,500	2,500
Exercise of stock options	15	—	60	—	60
Issuance of common stock under employee stock purchase plan	17	—	53	—	53
Stock-based compensation expense	—	—	777	—	777
Net loss	—	—	—	(6,059)	(6,059)
Balance at March 31, 2019	31,500	$32	$263,295	$(204,859)	$58,469
Exercise of stock options	58	—	142	—	142
Stock-based compensation expense	—	—	770	—	770
Net loss	—	—	—	(7,569)	(7,569)
Balance at June 30, 2019	31,558	$32	$264,207	$(212,428)	$51,812

Balance at December 31, 2019	32,267	$33	$270,008	$(197,742)	$72,299
Exercise of stock options	225	—	1,238	—	1,238
Issuance of common stock under employee stock purchase plan	20	—	81	—	81
Stock-based compensation expense	—	—	878	—	878
Issuance of common stock, net of discount and offering costs	1,753	2	18,828	—	18,830
Net loss	—	—	—	(10,151)	(10,151)
Balance at March 31, 2020	34,265	$35	$291,033	$(207,893)	$83,175
Exercise of stock options	32	—	119	—	119
Stock-based compensation expense	—	—	947	—	947
Offering costs related to issuance of common stock	—	—	(17)	—	(17)
Net loss	—	—	—	(10,331)	(10,331)
Balance at June 30, 2020	34,297	$35	$292,082	$(218,224)	$73,893

The accompanying notes are an integral part of these consolidated financial statements

PFENEX INC.

Notes to Consolidated Financial Statements

1. Organization and Summary of Significant Accounting Policies

Business Activities and Organization

Pfenex Inc. (the Company or Pfenex) is a development and licensing biopharmaceutical company with commercial stage products and product candidates focused on leveraging its proprietary Pfenex Expression Technology®, a Pseudomonas fluorescens expression platform, to develop partnered and wholly-owned peptides and complex proteins including VHH single domain antibodies for next generation and novel therapeutics to meaningfully improve existing therapies and create therapies for biological targets linked to critical diseases still waiting to successfully be addressed. The Company’s experience in protein therapeutic development and its Pfenex Expression Technology platform together enable deliberate and rapid candidate selection and drug development, and potentially higher success rates for a wide range of complex modalities. The Company aims to leverage existing drug development successes into a broad pipeline that is diversified across multiple assets, including an FDA-approved product and next generation and novel biopharmaceutical product candidates.

Given its extensive experience and demonstrated success in protein production the Company enters into partnership, collaboration, and funded programs with third parties who have products and/or platforms that are compatible with or enabled by the Pfenex Expression Technology platform.

The Company’s primary development, collaboration, and commercial assets consist of the teriparatide injection product, PF743, PF745, PF690, CRM197, PF753, PF754, PF810, and PF901.

Teriparatide Injection Product

Teriparatide Injection is a drug indicated for uses including the treatment of osteoporosis in certain patients at high risk for fracture. Teriparatide Injection was approved by the U.S. Food and Drug Administration (FDA) in 2019 in accordance with the 505(b)(2) regulatory pathway, with Forteo® (teriparatide injection) as the listed drug. In November 2019, the Company transferred the new drug application (NDA) to Alvogen Malta Operations Ltd. (Alvogen), the Company’s commercial partner. Alvogen launched the product in June 2020 in the United States.

Outside the U.S., PF708 is in various stages of regulatory and marketing application processes and, upon approval, may be marketed as Teriparatide Injection or under various tradenames, such as Bonsity, Livogiva, or Qutavina. The Company refers to the product as Teriparatide Injection for discussions related to the U.S. market, as PF708 in markets where regulatory approval is pending or outstanding, and as teriparatide injection product in general discussions of the product.

The Company exclusively licensed to Alvogen the rights to commercialize and manufacture the teriparatide injection product in the United States, European Union (EU), certain countries in the Middle East and North Africa (MENA), and the rest of world (ROW) territories (the latter defined as all countries outside of the EU, US and MENA, excluding Mainland China, Hong Kong, Singapore, Malaysia and Thailand). The Company exclusively licensed China NT Pharma Group Company Ltd. (NT Pharma) to commercialize PF708, upon receipt of applicable marketing authorizations, in Mainland China, Hong Kong, Singapore, Malaysia and Thailand and granted a non-exclusive right to conduct development activities in such countries with respect to PF708. NT Pharma subsequently assigned its license, and rights and obligations to Beijing Kangchen Biological Technology Co., Ltd. (Kangchen). Kangchen is responsible for all regulatory submissions, development costs and costs associated with regulatory approvals in these countries.

The Company’s commercial partners have submitted regulatory and marketing applications associated with the global commercialization of PF708. The teriparatide injection product has been included within six regulatory and marketing submissions, including one that has achieved approval, with the remaining five under review. Subject to applicable regulatory approvals, PF708 will be commercialized in Europe and other countries by Alvogen’s current and/or future commercialization partners including Theramex in Europe, SAJA, a Tamer Group company in MENA, JAMP Pharma in Canada, Kamada Ltd. in Israel, Pharmbio Korea, Inc. in South Korea, Juno Pharmaceuticals Pty Ltd in Australia and New Zealand and a large multinational pharmaceutical company in South America. Alvogen is responsible for overseeing any clinical development, regulatory, litigation, commercial manufacturing or commercialization activities of its partners in these jurisdictions.

In accordance with the Company’s U.S. license agreement with Alvogen, the Company received a payment of $2.5 million upon signing the U.S. agreement and was additionally eligible to receive additional payments of up to $25 million based on the achievement of certain development, regulatory, and sales-related milestones. As of June 30, 2020, the Company has earned $7.5 million of these milestones and remains eligible to earn up to $15 million. The remaining $15 million is tied to achieving an “A” therapeutic equivalence designation within defined periods subsequent to the October 2019 NDA approval. The Company may be eligible to earn $15 million if the “A” therapeutic equivalence designation is achieved by October 4, 2020, $7.5 million if the “A” therapeutic equivalence designation is achieved by October 4, 2021, and $0 thereafter. In addition, the Company may be eligible to receive tiered royalties on the gross profits of U.S. product sales between 25% and 40% prior to an “A” therapeutic equivalence designation, which increases to a flat 50% if an “A” rating is achieved.

In accordance with the Company’s EU, MENA and ROW agreements with Alvogen, the Company received upfront payments totaling $1.4 million and may be eligible to receive additional upfront and milestone payments of $1.5 million and may also be eligible to receive up to 60% of Alvogen’s gross profit derived from product sales and regional license fees, if approved, depending on geography, cost of goods sold and sublicense fees. As of June 30, 2020, the Company has received $2.9 million in licenses fees for EU, MENA, and ROW, of which $0.3 million was deferred at June 30, 2020.

In accordance with the Company’s license agreement with Kangchen, the Company received a payment of $2.5 million upon signing and may be eligible to receive additional payments of up to $22.5 million upon the achievement of certain development, regulatory, and sales-related milestones. As of June 30, 2020, the Company earned $2.5 million of these milestones and remains eligible to earn up to an additional $22.5 million. The Company may be eligible to receive double-digit royalties on any net sales of PF708 in Kangchen’s territory.

Jazz Collaboration

The Company is developing hematologic oncology products pursuant to a 2016 collaboration agreement with Jazz Pharmaceuticals Ireland Limited (Jazz) including PF743 (JZP-458), a recombinant Erwinia asparaginase, PF745 (JZP-341), a long-acting Erwinia asparaginase, and PF690, a pegaspargase. Both PF743 and PF745 are being developed for the treatment of acute lymphoblastic leukemia and other hematological malignancies. Jazz has worldwide rights to develop and commercialize PF743 and PF745 and an exclusive option to license PF690 subject to certain option triggers.

In 2017, the Jazz agreement was amended and restated to adjust the timing and amounts of upfront payments, development milestones, and sales-based royalties. In accordance with Jazz agreement, as amended, total upfront payments and potential milestone payments total $224.5 million. As of June 30, 2020 the Company has received upfront payments of $20.0 million upon the execution of the initial agreement and subsequent amendment and $42 million in total payments connected to milestone achievements, and may be eligible to receive additional payments of up to $162.5 million based on the achievement of certain development, regulatory, and sales-related milestones. As of June 30, 2020, the Company has earned $62.0 million of the upfront payments and milestones and remains eligible to earn $162.5 million. The Company may also be eligible to receive tiered royalties on worldwide sales of any product resulting from the collaboration.

In September and December 2019, the Company achieved development milestones and received $11 million and $15 million, respectively, in connection with process development activities for PF745.

CRM197

CRM197 is a non-toxic mutant of diphtheria toxin. It is a well characterized protein and functions as a carrier for polysaccharides and haptens, making them immunogenic. CRM197 is used in prophylactic and therapeutic vaccine candidates. The Company has developed unique CRM197 production strains based on its Pfenex Expression Technology platform. The Company supplies preclinical grade and cGMP CRM197 to several vaccine development focused pharmaceutical customers and has exclusively licensed unique production strains to Merck & Co., Inc. (Merck) and Serum Institute of India Private Limited (SII) for use in their conjugate vaccine products and candidates for pneumococcal and meningitis bacterial infections. Pneumococcus bacterium is a leading cause of severe pneumonia and major cause of morbidity and mortality worldwide.

SII began commercialization of its 10-valent pneumococcal conjugate vaccine, Pneumosil® in the second quarter of 2020. Pneumosil achieved WHO Prequalification in December 2019, allowing the product to be procured by United Nations agencies and Gavi, the Vaccine Alliance, and subsequently achieved Indian Marketing Authorization in July 2020, allowing the product to be sold in India. Additionally, SII is currently testing a meningococcal conjugate vaccine in a Phase 3 study in India.

Merck’s 15-valent pneumococcal conjugate vaccine, PCV-15 (V114) is in late stage clinical development with 17 Phase 3 clinical trials. In June 2020, Merck released positive data from two initial Phase 3 studies evaluating the safety, tolerability and immunogenicity of V114 and announced its plans to continue to work with the FDA and other regulatory authorities around the world on filing plans for licensure of this vaccine as additional data from the Phase 3 programs become available.

In accordance with the Company’s CRM197 commercial license agreements, the Company has received upfront, maintenance, and milestone payments totaling $4.7 million. In addition, the Company may be eligible to receive milestone payments of up to $4.0 million per product and may also be eligible to receive up to low to mid-single digit royalties derived from net sales, depending on territory. As of June 30, 2020, the Company has earned $4.7 million of the upfront, maintenance, and milestone payments and remains eligible to earn an additional $11.6 million.

Other Collaborations & Development Arrangements

The Company is advancing Arcellx’s proprietary sparX proteins that activate, silence and reprogram Antigen- Receptor Complex T cell-based therapies pursuant to a 2018 Development, Evaluation and License Agreement. The Company has completed the development of both sparX 1 and sparX 2 and Arcellx has opted into the commercial license for both production strains.

The Company has received license and development payments of $2.4 million and may be eligible to receive additional payments of up to $35.2 million based on the achievement of certain development, regulatory, and sales-related milestones. As of June 30, 2020, the Company has not earned any payments in connection with milestones and remains eligible to earn up to $35.2 million. The Company may also be eligible to receive royalties on net sales of the commercialized products.

The Company has several other collaboration and service arrangements with third-party companies developing pharmaceutical products based on the use of the Pfenex Expression Technology and the Company’s know-how. These fee arrangements typically consist of upfront payments, license fees, development milestones, regulatory milestones, sales-based milestones, and royalties on the future sale of products arising from the arrangements.

Wholly-Owned Product Candidates

The Company’s wholly-owned product portfolio and pipeline is focused on the development of next generation molecules and novel biopharmaceutical VHH single domain antibody based product candidates for validated biological targets. Each of the Company’s wholly-owned products are in preclinical development. The portfolio includes PF810, a peptide-based next generation therapeutic candidate, and PF901, a VHH single domain antibody product candidate.

At the Market Offering Program

In March 2018, the Company entered into an equity sales agreement (2018 Sales Agreement) to sell shares of the Company’s common stock having aggregate sales proceeds of up to $20.0 million, from time to time, through an “at the market” (ATM) equity offering program. In January 2020, the Company sold 500,000 shares for proceeds net of discounts and offering costs of $6.0 million, and in February 2020, the Company sold an additional 1,253,443 shares for proceeds net of discounts and offering costs of $12.8 million. As of February 2020, the ATM was fully utilized, and no shares remain available for sale under the 2018 Sales Agreement.

In May 2020, the Company entered into an equity sales agreement (2020 Sales Agreement) to sell shares of the Company’s common stock having aggregate sales proceeds of up to $60.0 million, from time to time, through an ATM equity offering program. As of August 6, 2020, the Company had not sold any shares under this 2020 Sales Agreement.

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

Risk and Uncertainties

The Company’s future results of operations involve a number of risks and uncertainties. Factors that could affect the Company’s future operating results and cause actual results to vary materially from expectations include, but are not limited to, the performance of the Company’s commercial partner Alvogen, uncertainty of results of clinical trials and reaching milestones, uncertainty of timing and types of regulatory approval of the Company’s product candidates, uncertainty of market acceptance of the Company’s products, competition from substitute products and larger companies, securing and protecting proprietary technology, strategic relationships and dependence on key individuals.

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

As of June 30, 2020, the Company had an accumulated deficit of $218.2 million and expects to incur operating losses for the next few years. The Company believes that its existing cash and cash equivalents and cash inflow from operations will be sufficient to meet its anticipated cash needs for at least the next 12 months from the date these unaudited consolidated financial statements are issued.

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

Therapeutic Equivalence Determination Uncertainty

In April 2020, the Company announced that the FDA informed Alvogen that the submitted comparative use human factors (CUHF) study was insufficient to support a therapeutic equivalence (TE) determination. In July 2020, the FDA provided additional feedback and direction via a General Advice Letter regarding the methodology to be used in a new CUHF study necessary to support a TE evaluation. Alvogen has provided an updated CUHF protocol to the FDA and intends to commence the study after the FDA’s review and feedback on the protocol. The FDA’s July 2020 letter also indicated that its feedback on the CUHF Study is not intended to suggest that all other aspects of the Teriparatide Injection TE determination have been demonstrated. The COVID-19 pandemic, among other factors, could cause delays in initiating and conducting a CUHF study to generate the additional data requested by the FDA to evaluate the therapeutic equivalence of Teriparatide Injection and Forteo. Any such delay could adversely affect the Company’s and Alvogen’s ability to timely obtain a TE determination for Teriparatide Injection, and any delay in and/or failure to obtain TE designation for Teriparatide Injection could have a material adverse effect on the Company’s business and financial results.

COVID-19 Pandemic

The COVID-19 pandemic has had and likely will continue to have significant effects on businesses and health care institutions around the world. While it is not possible at this time to estimate the overall impact that the COVID-19 pandemic could have on the Company’s business, the continued rapid spread of COVID-19, both across the United States and through much of the world, and the measures taken by the governments of countries and local authorities have disrupted and could delay the Company from advancing its product pipeline, delay the Company’s and its collaboration partners’ clinical trials, delay the Company’s overall preclinical activities, and disrupt the Company’s manufacture or shipment of both drug substance and finished drug product for the Company’s product candidates for preclinical testing and clinical trials and adversely impact the Company’s and the Company’s collaboration partners’ business, financial condition or operating results.

As the COVID-19 pandemic has developed, the Company has taken numerous steps to help ensure the health and safety of its employees and their families. The Company is maintaining social distancing and enhanced cleaning protocols and usage of personal protective equipment, where appropriate. Since the stay at home order was put in place in the state of California, the volume of ongoing lab work has been reduced, and only critical program work in the lab has continued with staggered lab employee work shifts to minimize risk of exposure to COVID-19, which has and may continue to disrupt or delay the Company’s ability to conduct clinical and preclinical research activities. Employees whose tasks can be performed offsite have been instructed to work from home.

The Company has been and continues to actively monitor its supply chain during the COVID-19 pandemic, including third-party materials and service suppliers for both the Company as well as the Company’s partners. To date, there have not been any known supply disruptions due to the pandemic, but contingency planning is ongoing with the Company’s partners to reduce the possibility of an interruption to manufacturing or the availability of necessary materials.

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

In April 2020, the Company received a $2.3 million loan as part of the Coronavirus Aid, Relief, and Economic Security (CARES) Act. In April 2020, the Company repaid this loan in full. The $2.3 million is reflected in the financing activities sub-section of the statement of cash flows.

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

Fair Value of Financial Instruments

Financial instruments, including cash, cash equivalents, restricted cash, accounts receivable, accounts payable and accrued expenses are carried at cost, which management believes approximates their fair value because of the short-term maturity of these instruments. Fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, a three-tier fair value hierarchy has been established, which prioritizes the inputs used in measuring fair value as follows:

•

Level 1—Observable inputs such as quoted prices in active markets for identical assets or liabilities. Level 1 assets at June 30, 2020 and December 31, 2019 included the Company’s cash equivalents. There were no Level 1 liabilities;

•

Level 2—Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly. The Company had no Level 2 assets or liabilities at June 30, 2020 or December 31, 2019; and

•

Level 3—Unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of assets or liabilities in which there is little or no market data. The Company had no Level 3 assets or liabilities at June 30, 2020 or December 31, 2019.

Revenue

Revenue to date has been generated primarily through collaboration and license agreements. The Company’s collaboration and license agreements frequently contain multiple deliverables including intellectual property licenses and product research and development services. Consideration received under these arrangements may include upfront payments, research and development funding, cost reimbursements, milestone payments, payments for product sales, and royalty payments. The Company’s customers include Alvogen, Kangchen, Jazz, Arcellx, Biomedical Advanced Research and Development Authority (BARDA), Merck, and SII.

The Company applies the following five-step model of Accounting Standards Codification (ASC) 606, Revenue from Contracts with Customers, to recognize revenue: (i) identification of the promised goods or services in the contract; (ii) determination of whether the promised goods or services are performance obligations, including whether they are distinct in the context of the contract; (iii) measurement of the transaction price, including the constraint on variable consideration; (iv) allocation of the transaction price to the performance obligations; and (v) recognition of revenue when (or as) the Company satisfies each performance obligation.

Performance Obligations

The following is a general description of principal goods and services from which the Company generates revenue.

License to intellectual property: The Company generates revenue from licensing its intellectual property including know-how and development and commercialization rights. These licenses provide customers with the right to further research, develop and commercialize the Company’s internally-discovered or collaborated drug candidates, or the right to use the Company’s Pfenex Expression Technology platform to further research, develop and commercialize customer drug candidates. Revenue for the functional intellectual property licenses is recognized when the Company transfers such license to the customer, unless the license is combined with other goods or services into one performance obligation, in which case the revenue is recognized over a period of time based on the estimated pattern in which the Company satisfies the combined performance obligation. The Company’s licensing agreements are generally cancelable. Customers have the right to terminate the contracts between a range of 30 days and 12 months with written notice. The Company has the right to terminate the contracts generally only if the customer is in breach of the contract and fails to remedy the breach in accordance with the contractual terms.

Research and development services: The Company generates revenue from research and development services it provides to its customers and primarily includes scientific research activities, preparation for clinical trials, and assistance during regulatory approval application process. Revenue associated with these services is recognized based on the pattern in which the Company performs the services. The pattern of performance is generally determined to be the amount of incurred costs as a percentage of total expected costs associated with the service.

Product Revenue: The Company generates revenue from product sales and recognizes revenue when control of the products is transferred to customers, typically upon shipment, in an amount that reflects the consideration the Company expects to receive in exchange for those products. The Company’s principal product sales relate to the sales of bulk CRM 197. Product replacement, refunds, and returns have been immaterial historically.

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

Variable Consideration

The Company’s contracts with customers primarily include three types of variable consideration: (i) development and regulatory milestone payments, which are due to the Company upon achievement of specific development and regulatory milestones, (ii) one-time sales-based payments and (iii) recurring sales-based royalties associated with licensed intellectual property.

Due to uncertainty associated with achievement of the development and regulatory milestones, the related milestone payments are excluded from the contract transaction price until management concludes it is probable that including in the transaction price will not result in the significant reversal of such revenue upon the resolution of the contingency. Management considers numerous factors in determining constraints on the transaction price, including whether the achievement of the milestone is outside of the Company’s control, contingent upon regulatory approval or dependent on licensee efforts.

Product sales-based royalties under licensed intellectual property and one-time payments are accounted for under the royalty exception. The Company includes sales-based royalties in the transaction price and recognizes revenue for licensed intellectual property and one-time payments at the later of when the sales occur, or the performance obligation is satisfied or partially satisfied. The Company estimates the royalties to which it is entitled using the expected value model for estimating variable consideration.

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

Disaggregation of Revenue

The Company operates in one reportable business segment. It provides goods and services to its customers in collaboration and license agreements pursuant to various geographical markets. In the following table, revenue is disaggregated by major customers, timing of revenue recognition and revenue classification:

	Three months ended					Three months ended
	June 30, 2020					June 30, 2019
	(in thousands)					(in thousands)
Customers	License and service		Product		Total	License and service		Product		Total
Alvogen	$382	(y)	—		$382	$250	(y)	—		$250
Jazz	—		—		—	905	(z)	—		905
Arcellx	—		—		—	650	(z)	—		650
BARDA	17	(z)	—		17	291	(z)	—		291
Other	342	(z)	40	(y)	382	100	(z)	615	(y)	715
Total	$741		$40		$781	$2,196		$615		$2,811
(y) - Revenue recognized at point in time
(z) - Revenue recognized over time

	Six months ended					Six months ended
	June 30, 2020					June 30, 2019
	(in thousands)					(in thousands)
Customers	License and service		Product		Total	License and service		Product		Total
Alvogen	$382	(y)	132	(y)	$514	$3,550	(y)	—		$3,550
Jazz	—		—		—	2,742	(z)	—		2,742
Arcellx	50	(z)	—		50	1,347	(z)	—		1,347
BARDA	216	(z)	—		216	1,013	(z)	—		1,013
Other	394	(z)	289	(y)	683	138	(z)	1,883	(y)	2,021
Total	$1,042		$421		$1,463	$8,790		$1,883		$10,673
(y) - Revenue recognized at point in time
(z) - Revenue recognized over time

Contract Assets and Contract Liabilities

The Company receives payments from customers based on contractual terms. Accounts receivable are recorded when the right to consideration becomes unconditional and is adjusted monthly. For research and development services, the Company generally bills its customers as the services are performed. Payment terms on invoiced amounts are typically 30 days.

Contract assets include amounts related to the Company’s contractual right to consideration for both completed and partially completed performance obligations that have not been invoiced and for which the Company does not yet have the right to payment. As of June 30, 2020, and December 31, 2019, the Company’s contract assets balance was $22 thousand and $0.2 million.

As of June 30, 2020, and December 31, 2019, the Company had an accounts receivable balance of $1.5 million and $5.4 million related to contracts with customers, respectively. The decrease in the accounts receivable balance primarily relates to the collection of the accounts receivable balance related to executing sublicense agreements in various territories in December 2019, and the overall decrease in revenue during the first half of 2020.

Contract liabilities consist of deferred revenue and payments received in advance of performance under the contract. As of December 31, 2019, the Company had a contract liability balance of $0.7 million, consisting of $0.1 million related to short-term deferred revenue and $0.6 million recorded to other current liabilities related to a payment received for raw material supplies and manufacturing. As of June 30, 2020, the Company had a contract liability balance of $1.0 million, consisting of $0.4 million related to long-term and short-term deferred revenue and $0.6 million recorded to other current liabilities related to a payment received for raw material supplies and manufacturing.

Cost to Obtain and Fulfill a Contract

The Company generally does not incur costs to obtain new contracts. Costs to fulfill contracts are expensed as incurred.

Concentrations

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents, investments and accounts and unbilled receivables. The Company has established guidelines intended to limit its exposure to credit risk by placing investments with high credit quality financial institutions, diversifying its investment portfolio and placing investments with maturities that help maintain safety and liquidity. All cash and cash equivalents were held at three major financial institutions as of June 30, 2020 and December 31, 2019. For the Company’s cash and cash equivalent position of $61.2 million as of June 30, 2020, which included restricted cash of $0.2 million, the Company has exposure to credit loss for amounts in excess of insured limits in the event of non-performance by the institutions; however, the Company does not anticipate non-performance.

Additional credit risk is related to the Company’s concentration of receivables. As of June 30, 2020, and December 31, 2019, receivables were concentrated among one and two customers representing 93% and 90% of total net receivables, respectively. No allowance for doubtful accounts was recorded at June 30, 2020 or December 31, 2019.

For the three months ended June 30, 2020 and 2019, revenue was concentrated among three customers representing 88% and 66% of total revenues for each period, respectively. For the six months ended June 30, 2020 and 2019, revenue was concentrated among three and five customers representing 83% and 72% of total revenues for each period, respectively.

A portion of revenue is earned from entities located outside the United States. Revenue is earned from entities located outside the United States is denominated in U.S. dollars. A breakdown of the Company’s revenue from U.S. and non-U.S. based sources for the three months ended June 30, 2020 and 2019 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2020	2019	2020	2019
US Revenue	$342	$1,020	$628	$3,295
Non-US Revenue	439	1,791	835	7,378
	$781	$2,811	$1,463	$10,673

During the three months ended June 30, 2020, entities located in the U.S. accounted for $0.3 million, or 44% of the Company’s revenue, and Malta accounted for $0.4 million, or 49% of the Company’s revenue. During the three months ended June 30, 2019, entities located in Ireland accounted for $0.9 million, or 32% of the Company’s revenue, France accounted for $0.3 million, or 10% of the Company’s revenue, and the U.S. accounted for $1.0 million, or 36% of the Company’s revenue.

During the six months ended June 30, 2020, entities located in the U.S. accounted for $0.6 million, or 43% of the Company’s revenue, Malta accounted for $0.5 million, or 35% of the Company’s revenue, and Switzerland accounted for $0.2 million, or 12% of the Company’s revenue. During the six months ended June 30, 2019, entities located in Malta accounted for $3.6 million, or 33% of the Company’s revenue, the U.S. accounted for $3.3 million, or 31% of the Company’s revenue, and Ireland accounted for $2.7 million, or 26% of the Company’s revenue.

Recently Adopted Accounting Pronouncements

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

Recently Issued Accounting Pronouncements

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

2. Fair Value Measurements

The fair value measurements of the Company’s cash equivalents and investments, which are measured at fair value on a recurring basis as of June 30, 2020 and December 31, 2019, were determined using the inputs described above and are as follows:

		Fair Value Measurements at Reporting Date Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
June 30, 2020
Money market funds	$49,855	$49,855	$—	$—
Total assets measured at fair value	$49,855	$49,855	$—	$—
December 31, 2019
Money market funds	$42,409	$42,409	$—	$—
Total assets measured at fair value	$42,409	$42,409	$—	$—

Cash and money market funds at June 30, 2020 and December 31, 2019 include restricted cash, which is included in current assets on the balance sheet.

3. Cash, Cash Equivalents and Restricted Cash

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the statement of cash flows.

	June 30, 2020	December 31, 2019
	(in thousands)
Cash and cash equivalents	$61,036	$55,624
Restricted cash	200	200
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$61,236	$55,824

The Company’s restricted cash balance of $0.2 million is bank collateral for its corporate credit card program.

4. Property and Equipment

Property and equipment consisted of the following:

	June 30, 2020	December 31, 2019
	(in thousands)
Furniture and equipment	$154	$346
Computers and IT equipment	480	498
Purchased software	459	434
Lab and research equipment	10,461	9,202
Leasehold improvements	1,080	959
Construction in progress	1,192	1,242
Other fixed assets	19	83
Total property and equipment, gross	13,845	12,764
Less: accumulated depreciation and amortization	(5,255)	(5,020)
Total property and equipment, net	$8,590	$7,744

For the three and six months ended June 30, 2020 and 2019, total depreciation and amortization expense is included in research and development, selling, general and administrative expenses and cost of sales in the accompanying consolidated statements of operations was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2020	2019	2020	2019
Cost of revenue	$58	$5	$60	$16
Research and development	261	207	554	467
Selling, general and administrative	46	99	91	146
Total depreciation and amortization expense	$365	$311	$705	$629

5. Intangible Assets

Intangible assets consisted of the following:

	June 30, 2020	December 31, 2019
	(in thousands)
Customer relationships	$3,750	$3,750
Developed technology	4,400	4,400
Trade names	921	921
Total intangible assets, gross	9,071	9,071
Less: Accumulated amortization	(5,590)	(5,338)
Total intangible assets, net	$3,481	$3,733

Amortization expense related to intangible assets was $0.1 million for the three months ended June 30, 2020 and 2019. Amortization expense was $0.3 million for the six months ended June 30, 2020 and 2019. Amortization expense is included within selling, general and administrative expense in the accompanying consolidated statements of operations. As of June 30, 2020, estimated amortization expense for the next five years amounts to approximately $0.5 million per year.

6. Accrued Liabilities

Accrued liabilities consisted of the following:

	June 30, 2020	December 31, 2019
	(in thousands)
Accrued vacation	$780	$547
Accrued bonuses	1,307	2,657
Other accrued employee-related liabilities	516	905
Accrued professional fees	1,210	755
Accrued supplier liability	117	917
Accrued subcontractor costs	723	750
Other accrued liabilities	443	820
Total accrued liabilities	$5,096	$7,351

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

Collaboration and License Agreements

Alvogen

In June 2018, the Company entered into an agreement with Alvogen in which the Company granted Alvogen exclusive rights to commercialize Teriparatide Injection in the United States. The Company was responsible for development and registration of Teriparatide Injection, while Alvogen was responsible for providing additional regulatory and development expertise. Pursuant to the agreement, the Company transferred the NDA to Alvogen in November 2019 and Alvogen assumed responsibility for costs related to litigation, commercial manufacturing and supply chain, and commercialization of Teriparatide Injection. In consideration for the licenses and other rights granted in the development and license agreement, the Company received an upfront payment of $2.5 million, which was fully refundable if the product was not approved by the FDA by June 2021. The original contract included up to an additional $25 million in support and regulatory milestone payments, and tiered royalties on the gross profits of U.S. product sales between 25% and 40% prior to an “A” therapeutic equivalence designation, which increases to a flat 50% if an “A” rating is achieved.

In February 2019, the Company and Alvogen entered into agreements expanding the collaboration to develop and commercialize PF708 to the EU, certain countries in the MENA and the ROW territories. The EU, MENA and ROW agreements allow for Alvogen to sublicense the license rights to third parties in exchange for consideration to the Company, payable upon Alvogen’s receipt of consideration (other than royalties) from a sublicensee. In accordance with the Company’s EU, MENA and ROW agreements with Alvogen, the Company received upfront payments totaling $1.4 million and may be eligible to receive additional upfront and milestone payments of $1.5 million and may also be eligible to receive up to 60% of Alvogen’s gross profit derived from product sales and regional license fees, if approved, depending on geography, cost of goods sold and sublicense fees. As of June 30, 2020, the Company has received $2.9 million in licenses fees for the EU, MENA, and ROW, of which $0.3 million was deferred at June 30, 2020.

The Company assessed these arrangements in accordance with ASC 606 and determined the agreements to be a single contract for accounting purposes. The Company identified the following distinct and separately identifiable performance obligations: (1) license to intellectual property for Teriparatide Injection, (2) development services, including preparing and submitting an NDA for Teriparatide Injection, manufacturing process quality services and support FDA pre-approval inspections for the facilities named in the NDA application, and (3) cost of goods sold reduction activities related to Teriparatide Injection manufacturing. The Company concluded that each of these performance obligations were distinct because Alvogen benefits from each good or service either on its own or together with other resources that are readily available, and each performance obligation was separately identifiable from other promises within the contract.

The Company determined the license to intellectual property would be recognized at the point in time the FDA approved NDA was transferred to Alvogen, which occurred in November 2019. The Company determined the development services performance obligation and the cost of goods sold performance obligation meet the criteria under ASC 606 to be recognized over time using an input method based on estimated costs. The Company concluded that this is the best method for measuring progress because the costs incurred by the Company enhances the assets over time.

The Company allocated the transaction price to each performance obligation based on their relative standalone selling prices. The Company used an adjusted market assessment approach and an expected cost-plus a margin approach to estimate the standalone selling price for the performance obligations. Pursuant to this method, the Company determined 89% of the transaction price was allocable to the license to intellectual property performance obligation and 11% was allocable to the development services performance obligation. None of the transaction price was allocated to the cost of goods sold reduction activities performance obligation due to the immateriality in the valuation of the standalone selling price relative to the other two identified performance obligations.

Upon the commencement of the arrangement with Alvogen, the Company included non-refundable upfront payments for fees and licenses in the initial transaction price. Sublicenses are included within the transaction price upon the date of the execution of a sublicense between Alvogen and a sublicensee. Upfront payments and milestones subject to regulatory approvals and achievements were determined to be constrained and excluded from the transaction price until such time those contingencies were resolved, based upon the uncertainties associated with regulatory processes and the likelihood a significant reversal of cumulative revenue could occur.

Future sales royalties related to licensed intellectual property were excluded from the estimated total transaction price under the royalty exception in ASC 606; the Company recognized royalty revenue on intellectual property licenses at the later of when the subsequent licensee sales or usage occurs. The Company estimates royalty revenue to which it is entitled from Alvogen using the expected value model for estimating variable consideration, which requires estimates of units sold, selling prices, and cost of sales. These estimates are subsequently adjusted to actual royalties earned as communicated by Alvogen.

The table below reconciles the transaction price as of June 30, 2020 (in millions):

Description	Date included in Transaction Price	Amount	Cumulative Transaction Price
US milestone; EU and MENA upfront payments	February 2019	$3.3	$3.3
EU milestone	May 2019	0.3	3.6
US upfront payment and milestone; ROW, EU, MENA upfront sublicense fees and milestones	Between October 2019 and December 2019	7.6	11.2
Sales royalties	June 2020	0.4	11.5
ROW sublicense fees	Constrained	0.3	Excluded
Remaining development, regulatory, and sales-based milestones	Constrained	16.5	Excluded

As of the Adoption Date, all amounts had been constrained from the transaction price of the arrangement. Accordingly, the Company had not recognized any revenue on the arrangement and had recorded the $2.5 million upfront payment as deferred revenue at December 31, 2018. During 2019, the Company adjusted the transaction price for non-refundable cash proceeds and milestones received during the year in the amount of $11.2 million. During 2019, each of the performance obligations were completed in their entirety, resulting in 2019 revenue of $11.2 million. During the three and six months ended June 30, 2019, the Company recorded revenue of $0.3 million and $3.6 million related to the Alvogen agreement, respectively.

The transaction price may continue to change in the future based upon: (a) additional sublicense arrangements in EU, MENA, and ROW countries, (b) royalties earned on Alvogen’s gross profits, and (c) achievement of remaining milestones associated with the agreements. The remaining milestones are associated with the FDA awarding an “A” therapeutic equivalence designation within defined periods. The Company may be eligible to earn $15 million if the “A” therapeutic equivalence designation is achieved by October 4, 2020, $7.5 million if the “A” therapeutic equivalence designation is achieved by October 4, 2021, and $0 thereafter.

During 2020, the Company adjusted the transaction price by $0.4 million for royalties earned on U.S. sales of Teriparatide Injection and simultaneously recognized this amount to revenue, and this $0.4 million is recorded as a receivable as of June 30, 2020. During the three and six months ended June 30, 2020, the Company recorded revenue of $0.4 million and $0.5 million related to the Alvogen agreement, respectively.

As of June 30, 2020, and 2019, the Company had $0.3 million and $2.5 million deferred revenue balance related to the Alvogen agreement, respectively.

In May 2019, the Company entered into an agreement with Alvogen for us to provide PF708 drug substance batches and pen components in exchange for $2.3 million. This product sold to Alvogen was initially manufactured by the Company’s contract manufacturing organization (CMO) for manufacturing process validation purposes as part of Teriparatide Injection NDA submission to the FDA for approval. The $2.3 million was recognized as product revenue in the third quarter of 2019. The Company does not expect to have similar transactions in the future.

NT Pharma/Kangchen

In April 2018, the Company entered into an agreement with NT Pharma under which the Company granted NT Pharma non-exclusive development and exclusive commercialization rights to PF708 in Mainland China, Hong Kong, Singapore, Malaysia and Thailand. NT Pharma subsequently assigned its rights and obligations under the agreement to Kangchen. Kangchen is now responsible for any further development required to achieve regulatory approval as well as commercialization activities in the applicable territories.

The Company received a $2.5 million upfront license fee and may be eligible to earn up to $22.5 million in payments based on the achievement of certain development, regulatory, and sales-related milestones and may receive royalties on net product sales. The $2.5 million upfront payment was fully refundable if the Company did not submit the PF708 NDA to the FDA by the contractual deadline of December 31, 2018 and the Company did not subsequently provide NT Pharma the associated documents related to the NDA filing.

The Company assessed this arrangement in accordance with ASC 606 and identified the following distinct and separately identifiable performance obligations: (1) license to intellectual property for PF708, and (2) development services including preparing and submitting an NDA for PF708 and providing NT Pharma with documents related to the NDA submission. The Company concluded that each of these performance obligations were distinct because NT Pharma can benefit from the good or service either on its own or together with other resources that are readily available, and each performance obligation is separately identifiable from other promises within the contract.

The Company allocated the transaction price to each performance obligations based on their relative standalone selling prices. The Company used an adjusted market assessment approach and an expected cost-plus margin approach to estimate the standalone selling price for the performance obligations. Pursuant to this method, the Company determined 51% of the transaction price was allocable to the license to intellectual property performance obligation and 49% was allocable to the development services performance obligation.

The Company determined the license to intellectual property would be recognized at the point in time the Company submitted the NDA application to the FDA, which occurred in December 2018. The Company determined the development services performance obligation met the criteria under ASC 606 to be recognized over time using an input method based on estimated costs. The Company concluded that this was the best method for measuring progress because the costs incurred by the Company enhance the assets over time.

At December 31, 2018, the Company had submitted the PF708 NDA to the FDA but had not delivered the associated documents to NT Pharma. Under ASC 605, the Company concluded that the upfront payment of $2.5 million was not fixed and determinable, as the $2.5 million was refundable if the PF708 NDA was not filed by a December 31, 2018 and the associated documents provided to NT Pharma. In accordance with ASC 605, the $2.5 million upfront payment was recorded as deferred revenue in the accompanying consolidated balance sheet at December 31, 2018.

Under ASC 606, the Company included the $2.5 million in the transaction price as of the Adoption Date as the satisfaction of each of the performance obligations were substantially complete and a significant revenue reversal was not probable. As a result of the adoption of ASC 606 in 2019, the Company adjusted its deferred revenue and accumulated deficit balances at January 1, 2019 by $2.5 million. Future royalties related to licensed intellectual property were excluded from the estimated total transaction price under the royalty exception of ASC 606.

During each of the three and six months ended June 30, 2020 and 2019, the Company recorded no revenue related to the NT Pharma agreement.

Jazz

In July 2016, the Company entered into a development and license agreement with Jazz Pharmaceuticals for the development and commercialization of multiple early stage hematologic oncology product candidates, including PF743, a recombinant Erwinia asparaginase, and PF745 a long-acting Erwinia asparaginase. The agreement also includes an option for Jazz to negotiate a license for a recombinant pegaspargase (PF690) product candidate with the Company. In December 2017, the Jazz agreement was amended and restated to adjust the timing and amounts of upfront payments, development milestones, and sales-based royalties. As amended, total upfront payments and potential milestone payments total $224.5 million. The Company received upfront payments of $20.0 million upon the execution of the initial agreement and subsequent amendment and $42 million in total payments connected to milestone achievements, and may be eligible to receive additional payments of up to $162.5 million based on the achievement of certain research and development, regulatory and sales-related milestones. As of June 30, 2020, the Company has received $62.0 million in milestones and upfront fees and remains eligible to earn $162.5 million. The Company may be eligible to receive tiered royalties on worldwide sales of any product resulting from the collaboration.

The Company assessed this arrangement in accordance with ASC 606 and applied the practical expedient for contract modifications applicable to contracts that were modified before the ASC 606 implementation date. The Company identified the following distinct and separately identifiable performance obligations: (1) research and development services related to the Pegaspargase product candidate option (Pegaspargase Data Package), (2) license and research and development activities of the PF743 product, and (3) license and research and development activities of the PF745 product. The Company concluded that the development activities for both PF743 and PF745 were highly interrelated and integrated with the license to their respective intellectual property, so the research and development activities and license were combined into single performance obligations for PF743 and PF745. The Company concluded that each of these performance obligations were distinct because Jazz can benefit from the good or service either on its own or together with other resources that are readily available, and each performance obligation is separately identifiable from other promises within the contract.

The Company allocated the transaction price to each performance obligation based on their relative standalone selling prices. The Company used an adjusted market assessment approach and an expected cost-plus margin approach to estimate the standalone selling price for the performance obligations. Pursuant to this method, the Company determined 50% of the transaction price was allocable to the Pegaspargase Data Package performance obligation, 38% was allocable to the PF743 research and development activities and license performance obligation, and 12% was allocable to the PF745 research and development activities and license performance obligation.

The table below reconciles the transaction price as of June 30, 2020 (in millions):

Description	Date included in Transaction Price	Amount	Cumulative Transaction Price
Upfront payments and development milestones	Between July 2016 and June 2018	$36.0	$36.0
Materials milestone	September 2019	11.0	47.0
Materials milestone	December 2019	15.0	62.0
Remaining development, regulatory, and sales-based milestones	Constrained	162.5	Excluded

The three performance obligations meet the criteria under ASC 606 to be recognized over time using an input method based on estimated costs. The Company concluded that this is the best method for measuring progress because the costs incurred by the Company enhance the assets over time.

As of the Adoption Date, the Company determined the transaction price for the arrangement was $36.0 million, consisting of the non-refundable upfront and option payments and development milestones which were determined to be likely to occur at the inception of the amendment. Future royalties related to licensed intellectual property were excluded from the estimated total transaction price under the royalty exception in ASC 606. The Company accordingly recognized license and service revenue in accordance with the progress on each of the three performance obligations in the amount of $33.3 million through December 31, 2018. The remainder, or $2.7 million was deferred revenue associated with the arrangement. During the three and six months ended June 30, 2019, the Company recorded revenue of $0.9 million and $2.7 million, respectively.

In 2019, the Company completed the delivery of each of the performance obligations and recognized $28.7 million in license and service revenue, consisting of the $2.7 million of deferred revenue at January 1, 2019 and cash received as a result of achieving two process development milestones and reflected as increases in the transaction price.

The transaction price may continue to change in the future based upon: (a) royalties earned on Jazz’s future sales of products and (b) achievement of remaining milestones associated with the agreements. The remaining milestone payments within the original and amended agreements include a level of production/manufacturing that is unprecedented in the Company’s history at contract inception, the development milestones were highly uncertain and the Company determined that they should not be included in the transaction price until the milestones are reached, which is when it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur.

During the three and six months ended June 30, 2020, the Company recorded no revenue related to the Jazz agreement. As of June 30, 2020, and 2019, the Company had no deferred revenue balance related to the Jazz agreement.

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

9. Stock-Based Compensation

Summary Stock-Based Compensation Information

The following table summarizes stock-based compensation expense:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2020	2019	2020	2019
Cost of revenue	$106	$47	$132	$80
Research and development	357	330	770	712
Selling, general and administrative	484	393	923	755
Total	$947	$770	$1,825	$1,547
Stock-based compensation from:
Stock options	$893	$749	$1,729	$1,511
Employee stock purchase plan	54	21	96	36
Total	$947	$770	$1,825	$1,547

The following table summarizes the Company’s stock option activity during the six months ended June 30, 2020:

	Number of Options (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2019	4,003	$5.55
Granted	1,114	9.95
Exercised	(257)	5.29
Cancelled (forfeited)	(131)	5.18
Outstanding at June 30, 2020	4,729	$6.61	7.96	$12,131
Vested and expected to vest at June 30, 2020	4,025	$6.43	7.76	$10,798
Vested and exercisable at June 30, 2020	2,233	$6.15	6.94	$6,463

The Company received approximately $1.4 million and $0.2 million from stock option exercises during the six months ended June 30, 2020 and 2019, respectively. Options outstanding at June 30, 2020 have a weighted average remaining contractual term of 7.96 years.

The exercise price of all options granted during the six months ended June 30, 2020 and 2019 was equal to the closing price of the Company’s common stock on the date of grant. The fair value of each stock option granted is estimated on the grant date under the fair value method using the Black-Scholes model. The estimated fair values of the stock option, including the effect of estimated forfeitures, are then expensed over the requisite service period which is generally the vesting period. The table below sets forth the weighted-average assumptions used to estimate the fair value of stock options:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Risk-free interest rate	0.4%	2.2%	1.2%	2.5%
Expected volatility	73.8%	72.6%	72.4%	72.6%
Expected dividend yield	0%	0%	0%	0%
Expected life of options in years	5.9	6.0	6.2	6.2

The weighted-average grant date fair value of options granted during the six months ended June 30, 2020 and 2019 was $6.43 and $2.94, respectively. As of June 30, 2020, there was unrecognized compensation cost of approximately $10.6 million related to unvested stock option awards, and the weighted-average period over which this cost is expected to be recognized is 3.0 years.

10. Income Taxes

During the six months ended June 30, 2020, the Company recorded minimal income tax expense. The Company expects to be in an overall taxable loss position for 2020. Minimal tax expense is expected in the next several years as the Company expects to generate taxable net operating losses and corresponding valuation allowances due to its investments in its lead product candidates and other pipeline products.

11. Net Loss Per Share of Common Stock

The following table summarizes the computation of basic and diluted net loss per share attributable to common stockholders of the Company:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2020	2019	2020	2019
Net loss	$(10,331)	$(7,569)	$(20,482)	$(13,628)
Weighted average shares used to compute basic and diluted net loss per share	34,291	31,527	33,721	31,503
Basic and diluted net loss per common share	$(0.30)	$(0.24)	$(0.61)	$(0.43)

Basic net loss per share is computed by dividing the net loss by the weighted-average number of common shares outstanding for the period. Diluted net loss per share is computed by dividing the net loss by the weighted-average number of common shares and dilutive common stock equivalents outstanding for the period, determined using the treasury-stock method, if inclusion of these is dilutive. Because the Company reported a net loss for the three and six months ended June 30, 2020 and 2019, diluted net loss per common share is the same as basic net loss per common share for those periods.

The following potentially dilutive securities outstanding at the end of the periods presented:

	June 30,
	2020	2019
	(in thousands)
Options to purchase common stock	4,729	5,029
Employee stock purchase plan	60	51
Total	4,789	5,080

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

The following discussion and analysis should be read together with our consolidated financial statements and the notes to those statements included elsewhere in this Form 10-Q. This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, that are based on our management’s beliefs and assumptions and on information currently available to our management. The forward-looking statements are contained principally in the section entitled “Risk Factors” and this Management’s Discussion and Analysis of Financial Condition and Results of Operations. Forward-looking statements include, but are not limited to:

•	the sufficiency of our cash and cash equivalents and cash generated from operations to meet our working capital and capital expenditure needs for the next 12 months;
•	the performance of our collaboration partner Alvogen, upon which we are dependent on to commercialize Teriparatide Injection;
•	whether the results of our and our collaboration partners’ trials and studies will be sufficient to support domestic or global regulatory filings and approvals for PF708;
•	whether and when we are able to obtain an “A” therapeutic equivalence designation from the FDA for Teriparatide Injection relative to the listed drug Forteo;
•

our reliance on Jazz Pharmaceuticals Ireland Ltd. (Jazz), Alvogen Malta Operations Ltd. (Alvogen), China NT Pharma Group Company Ltd. (NT Pharma), Beijing Kangchen Biological Technology Co., Ltd. (Kangchen), Merck & Co., Inc. (Merck), Serum Institute of India Private Ltd. (SII) and any future collaboration partner’s performance over which we do not have control;

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

•

our and our collaboration partners’ ability to maintain regulatory approval of Teriparatide Injection or seek and obtain regulatory approval for PF708 and our other product candidates, and if approved, maintain regulatory approval and the timing of such potential regulatory approvals;

•	our expectations with respect to the commercialization of Teriparatide Injection by Alvogen;
•	our reliance on third-parties to conduct clinical studies;
•	our reliance on third-party contract manufacturers and Alvogen to manufacture and supply Teriparatide Injection, PF708 and our other product candidates for us;
•	the benefits of the use of Teriparatide Injection, PF708, or any of our other product candidates;
•	the rate and degree of market acceptance of Teriparatide Injection, PF708 or any of our other product candidates, if approved for sale;
•	regulatory developments in the United States and foreign countries;
•	our expectations regarding government and third-party payor coverage and reimbursement;
•

our and our collaboration partners’ ability to manufacture Teriparatide Injection, PF708 and our other product candidates in conformity with regulatory requirements and to scale up manufacturing of Teriparatide Injection, PF708 and our other product candidates to commercial scale;

•

our ability to successfully build a specialty sales force, or collaborate with third-parties including our existing collaboration partners, Alvogen and Kangchen, to commercialize Teriparatide Injection, PF708 and our other product candidates;

•	our and our collaboration partners’ ability to compete with companies currently producing the listed products, including Forteo;
•	our ability to compete with companies that may also seek and obtain approval for therapeutically equivalent versions of Forteo;
•	our ability to retain and recruit key personnel, including development of a sales and marketing function;
•	our ability to obtain and maintain intellectual property protection for Teriparatide Injection, PF708, our Pfenex Expression Technology® or any other product candidates;
•	our estimates of our expenses, ongoing losses, future revenue, capital requirements and our needs for or ability to obtain additional financing;
•	our expectations regarding the market size, size of patient populations, opportunity and growth potential for Teriparatide Injection, PF708 and our product candidates, if approved for commercial use;
•	our estimates of the expected patent expiration timelines for Forteo and other branded listed drugs and biologics;
•	our ability to develop new products and product candidates;
•	our ability to successfully establish and successfully maintain appropriate collaborations and derive significant revenue from those collaborations;
•	our financial performance; and
•	developments and projections relating to our competitors and our industry.

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

PfenexTM, Pfenex Biopharmaceuticals™, the Pfenex Biopharmaceuticals logo, and Pfenex Expression Technology® are among our primary trademarks. Other trademarks referred to in this Form 10-Q are the property of their respective owners.

In this Form 10-Q, “we,” “us” and “our” refer to Pfenex Inc. and its subsidiaries.

Overview

We are a development and licensing biopharmaceutical company with commercial stage products and product candidates focused on leveraging our proprietary protein production platform, Pfenex Expression Technology®, a Pseudomonas fluorescens expression platform, to develop partnered and wholly-owned peptides and complex proteins including VHH single domain antibodies for next generation and novel therapeutics to meaningfully improve existing therapies and create therapies for biological targets linked to critical diseases still waiting to successfully be addressed. Our experience in protein therapeutic development and our proven platform enable deliberate and rapid candidate selection and drug development, and potentially higher success rates for a wide range of complex modalities. We aim to leverage existing drug development successes into a broad pipeline that is diversified across multiple assets, including an FDA-approved product and next generation and novel biopharmaceutical product candidates.

We believe our patented protein production platform, Pfenex Expression Technology, confers several important competitive advantages compared to traditional techniques for protein production, including the ability to produce complex proteins with higher accuracy and greater degree of protein purity, as well as speed and cost advantages. The development of proteins requires several competencies which represent both challenges and barriers to entry. Due to their inherent complexity, proteins require the use of living organisms to efficiently produce them at a large scale. Traditional techniques for protein production employ a trial and error approach to production organism, or strain, selection and process optimization, which is inherently inefficient and typically produces suboptimal results. This historically inefficient process provides barriers to creating or replicating complex proteins, adds significant time to market and results in the high cost of goods typical of biologic therapeutics. Together, these limitations pose significant hurdles for companies interested in entering the market with novel biologics, biosimilars and therapeutic equivalents. Our platform utilizes a proprietary high throughput fully automated parallel approach, which allows the construction and testing of thousands of unique protein production strains in parallel, thereby allowing us to produce and characterize complex proteins while reducing the time and cost of development and long-term production.

Over the past twelve months, Pfenex has expanded the capabilities of the Pfenex Expression Technology platform to include the development of VHH single domain antibodies. VHH single domain antibodies contain a single variable domain and two constant domains consisting of only heavy chains. VHH antibodies have are fully functional and attractive attributes from a biopharmaceutical development perspective, including their smaller size (12-15 kD), ability to be linked together for multivalency and/or half-life extension, nano to picomolar affinities, stability, and their opportunities to address biologic targets of interest covering a variety of disease states that have not been remedied by existing therapies.

Given our extensive experience and demonstrated success in protein production we enter into partnership, collaboration, and funded programs with third parties who have products and/or platforms that are compatible with and could be enabled by the Pfenex Expression Technology platform.

Our primary development, collaboration, and commercial assets consist of the teriparatide injection product, PF743, PF745, PF690, CRM197, PF753, PF754, PF810, and PF901.

Our FDA-Approved Product, Our Product Candidates and Collaborations

The following summarizes certain information about the FDA-approved product that we developed, our pipeline candidates, and collaborations:

Our FDA-Approved Product, Product Candidates and Collaborations	Partner	Program
Teriparatide Injection	Alvogen	• Approved in the United States in 2019
PF708 (teriparatide injection)	Alvogen	• Product candidate in EU, MENA, and ROW
	Kangchen	• Product candidate in Mainland China, Hong Kong, Singapore, Malaysia, Thailand
Recombinant Erwinia asparaginase	Jazz	• PF743 (JZP-458); Phase 3 clinical trial • PF745 (JZP-341); Preclinical
Pegaspargase	Wholly-owned*	•PF690 product candidate

Peptide based next generation therapeutic	Wholly-owned	• PF810 product candidate

sparX programs	Arcellx	• PF753 product candidate
• PF754 product candidate

VHH single chain antibody-based novel therapeutic	Wholly-owned	• PF901 product candidate

Unique strains of CRM197 carrier protein	Wholly-owned	• Pre-clinical and cGMP sales
	Merck	• V114, a 15-valent pneumococcal conjugate vaccine; Phase 3 clinical trial
	SII	• Pneumosil®; WHO prequalified; approved in India • Pentavalent meningococcal vaccine product candidate; completed Phase 3 clinical

*Jazz retains an exclusive option to license this product pursuant to certain option triggers.

Teriparatide Injection Product

Teriparatide Injection is a drug indicated for uses including the treatment of osteoporosis in certain patients at high risk for fracture. Teriparatide Injection was approved by the U.S. Food and Drug Administration (FDA) in 2019 in accordance with the 505(b)(2) regulatory pathway, with Forteo® (teriparatide injection) as the listed drug. In November 2019, we transferred the NDA to Alvogen. Our commercial partner, Alvogen, launched the product in June 2020 in the United States.

Outside the U.S., PF708 remains in various stages of regulatory and marketing application processes and, upon approval, may be marketed as Teriparatide Injection or under various tradenames, such as Bonsity, Livogiva, or Qutavina. The Company refers to the product as Teriparatide Injection for discussions related to the U.S. market, as PF708 in markets where regulatory approval is pending or outstanding, and as teriparatide injection product in general discussions of the product.

We have issued exclusive licenses to Alvogen to commercialize and manufacture the teriparatide injection product in the United States, European Union, certain countries in the Middle East and North Africa, and the rest of the world, excluding Mainland China, Hong Kong, Singapore, Malaysia and Thailand. We have granted exclusive licenses to NT Pharma to commercialize PF708, upon receipt of applicable marketing authorizations, in Mainland China, Hong Kong, Singapore, Malaysia and Thailand. NT Pharma subsequently assigned its rights and obligations under its licenses to Kangchen in 2020. Our commercialization partners have submitted regulatory and marketing applications associated with the global commercialization of PF708. The teriparatide injection product has been included within six regulatory and marketing submissions, including one that has achieved approval, with the remaining five under review. Subject to applicable regulatory approvals, PF708 will be commercialized in Europe and other jurisdictions by Alvogen’s current and/or future commercialization partners including Theramex in Europe, SAJA, a Tamer Group company in MENA, JAMP Pharma in Canada, Kamada Ltd. in Israel, Pharmbio Korea, Inc. in South Korea, Juno Pharmaceuticals Pty Ltd in Australia and New Zealand and a large multinational pharmaceutical company in South America. Alvogen is responsible for overseeing any clinical development, regulatory, litigation, commercial manufacturing or commercialization activities of its partners in these jurisdictions.

In Europe, a centralized application was submitted to the European Medicines Agency (EMA) for PF708 and accepted in May 2019. In June 2020, the Committee for Medicinal Products for Human Use (CHMP) of the EMA recommended marketing authorization for PF708. The CHMP’s recommendation will be considered by the European Commission, which typically issues a decision within 67 days of the CHMP’s recommendation. If the European Commission affirms the CHMP opinion, it will grant a marketing authorization with unified labeling that is valid in the more than 25 countries that are members of the European Union, as well as European Economic Area members, Iceland, Liechtenstein and Norway. Accordingly, we believe that PF708 could be approved in the EU as early as the second half of 2020, pending marketing authorization by the European Commission under the EU centralized procedure and other factors.

We believe our regulatory, commercial and manufacturing collaborations leverage our partners’ established international experience and expertise in regulatory, IP and supply chain activities, as well as its established network of specialty pharmaceutical companies to conduct sales and marketing activities in these regions.

The FDA approval of Teriparatide Injection was supported by data from Study PF708-301, which compared the effect of Teriparatide Injection and Forteo in osteoporosis patients. The PF708-301 study enrolled a total of 181 patients, with 90 patients receiving Teriparatide Injection and 91 patients receiving Forteo. Eighty-two patients completed the study in Teriparatide Injection treatment group, compared with 81 patients in the Forteo treatment group. The primary study endpoint was anti-drug antibody (ADA) incidence after 24 weeks of drug treatment. 2.2% (2/90) of patients who received Teriparatide Injection and 2.2% (2/91) of patients who received Forteo had detectable antibodies to teriparatide, and one of the two patients who received Teriparatide Injection developed neutralizing antibodies to teriparatide. The secondary study endpoints included mean percentage changes in lumbar-spine bone mineral density (BMD) and median percentage changes in bone turnover markers (BTM) after 24 weeks of drug treatment, as well as pharmacokinetic (PK) parameters for up to four hours after the first dose. Safety endpoints were incidences of adverse events (AE) and serious adverse events (SAE).

The PF708-301 study showed comparable overall profiles between Teriparatide Injection and Forteo across multiple endpoints. These results from the PF708-301 study, along with bioequivalence findings from Study PF708-101 in healthy subjects, supported the Teriparatide Injection NDA submitted in December 2018 pursuant to the 505(b)(2) pathway. The NDA was approved by the FDA in 2019 and subsequently transferred to Alvogen pursuant to our license agreement.

In addition to obtaining FDA approval of Teriparatide Injection, we continue to pursue an “A” therapeutic equivalence designation from the FDA for the product relative to its listed drug, Forteo. A determination of therapeutic equivalence (as shown by an “A” rating) may permit Teriparatide Injection to be automatically substituted for Forteo, depending on applicable laws and policies within each of the 50 states in the U.S. Consistent with our interactions with the FDA and the agency’s draft guidance document on comparative use human factors studies for demonstrating the therapeutic equivalence of drug-device combination products, we completed a Teriparatide Injection CUHF study and submitted the final study report to the FDA in October 2019. The CUHF study was a simulated use study intended to evaluate the effect of each product’s delivery device and user interface on critical task performance by untrained osteoporosis patients and caregivers. The study used a paired design of Teriparatide Injection and Forteo products and included both naïve and Forteo experienced users.

On April 9, 2020, the FDA informed Alvogen that the submitted CUHF study was insufficient to support a TE determination. In July 2020, the FDA provided additional direction via General Advice Letter about the methodology to be used in a new CUHF study necessary to support a TE determination. Alvogen has provided an updated CUHF protocol to the FDA and intends to commence the study after receiving feedback from the FDA. The FDA’s July 2020 letter also indicated that its feedback on the CUHF Study is not intended to suggest that all other aspects of the Teriparatide Injection TE determination have been demonstrated.

For a discussion of certain significant risks relating to Teriparatide Injection, please see the following Risk Factors: “Teriparatide Injection, PF708 and our other product candidates, if approved, face significant competition from the listed products and from therapeutic equivalent products of the listed products, and from other products. Our or our collaboration partners’ failure to effectively compete may prevent us from achieving significant market penetration and expansion.” and “If Teriparatide Injection does not receive an “A” therapeutic equivalence designation from the FDA, our business may suffer.”

In accordance with our U.S. license agreement with Alvogen, we received a payment of $2.5 million upon signing the U.S. agreement and were additionally eligible to receive additional payments of up to $25 million based on the achievement of certain development and regulatory milestone payments. As of June 30, 2020, we have earned $7.5 million of these milestones and remain eligible to earn $15 million tied to achieving the “A” therapeutic equivalence designation if achieved by October 4, 2020. If the “A” therapeutic equivalence designation is not achieved by October 4, 2020, we become eligible to receive up to $7.5 million in support and regulatory milestone payments. If an “A” therapeutic equivalence designation is not achieved by October 4, 2021, we are not eligible to receive any additional regulatory milestone payments in connection with the U.S. Agreement. In addition, we are eligible to receive tiered royalties on the gross profits of U.S. product sales between 25% and 40% prior to an “A” therapeutic equivalence designation, which increases to a flat 50% if an “A” rating is achieved.

In accordance with our EU, MENA and ROW agreements with Alvogen, we are eligible to receive additional upfront and milestone payments of $1.5 million and we may also be eligible to receive up to 60% of Alvogen’s gross profit derived from product sales and regional license fees, if approved, depending on geography, cost of goods sold and sublicense fees. As of June 30, 2020, we have earned $2.9 million in licenses fees, of which we have deferred $0.3 million at June 30, 2020.

In accordance with our license agreement with NT Pharma, we received a payment of $2.5 million upon signing and may be eligible to receive additional payments of up to $22.5 million based on the achievement of certain development, regulatory, and sales-related milestones. We may also be eligible to receive double-digit royalties on net sales of PF708. After NT Pharma’s assignment of our development and license agreement to Kangchen in 2020, Kangchen is responsible for any further development required to achieve regulatory approval as well as commercialization activities in the applicable territories.

In May 2019, we entered into an agreement with Alvogen for us to provide PF708 drug substance batches and pen components in exchange for $2.3 million. This product sold to Alvogen was initially manufactured by our CMO for manufacturing process validation purposes as part of the Teriparatide Injection NDA submission to the FDA for approval. We do not expect to have similar transactions in the future.

During the quarter ended June 30, 2020, the Company recognized $0.4 million in royalties on U.S. sales of Teriparatide Injection.

Jazz Collaboration

We are developing hematologic oncology products pursuant to a 2016 collaboration agreement with Jazz including PF743 (JZP-458), a recombinant Erwinia asparaginase, PF745 (JZP-341), a long-acting Erwinia asparaginase, and PF690, a pegaspargase. Both PF743 and PF745 are being developed for the treatment of acute lymphoblastic leukemia and other hematological malignancies. Jazz has worldwide rights to develop and commercialize PF743 and PF745 and an exclusive option to license PF690 subject to certain triggers.

PF743 received fast track designation from the FDA in October 2019. Jazz announced it is currently enrolling patients in a Phase 3 study and expects to file a biologics license application (BLA) with the FDA as early as the fourth quarter of 2020.

In accordance with the Jazz agreement, as amended, total upfront payments and potential milestone payments total $224.5 million. We have received upfront payments of $20.0 million upon the execution of the initial agreement and subsequent amendment and $42 million in total payments connected to milestone achievements and may be eligible to receive additional payments of up to $162.5 million based on the achievement of certain development, regulatory, and sales-related milestones. As of June 30, 2020, we have earned $62 million of these milestones and remain eligible to earn $162.5 million. We may also be eligible to receive tiered royalties on worldwide sales of any product resulting from the collaboration.

In September and December 2019, we achieved development milestones and received $11 million and $15 million, respectively, in connection with process development activities for PF745.

Jazz maintains an exclusive option to license PF690 pursuant to certain option triggers.

CRM197

CRM197 is a non-toxic mutant of diphtheria toxin. It is a well-characterized protein and functions as a carrier for polysaccharides and haptens, making them immunogenic. We have developed unique CRM197 production strains based on our Pfenex Expression Technology platform. We supply preclinical grade and cGMP CRM197 to several vaccine development focused pharmaceutical customers and have exclusively licensed unique production strains to Merck and SII for use in their conjugate vaccine products including candidates for pneumococcal and meningitis bacterial infections. Pneumococcus bacterium is a leading cause of severe pneumonia and major cause of morbidity and mortality worldwide.

SII began commercialization of its 10-valent pneumococcal conjugate vaccine, Pneumosil in the second quarter of 2020. Pneumosil achieved WHO Prequalification in December 2019, allowing the product to be procured by United Nations agencies and Gavi, the Vaccine Alliance, and subsequently achieved Indian Marketing Authorization in July 2020, allowing the product to be sold in India. Additionally, SII is currently testing a meningococcal conjugate vaccine in a Phase 3 study in India.

Merck’s 15-valent pneumococcal conjugate vaccine, PCV-15 (V114) is in late stage clinical development with 17 Phase 3 clinical trials. In June 2020, Merck released positive data from two initial Phase 3 studies evaluating the safety, tolerability and immunogenicity of V114 and announced its plans to continue to work with the FDA and other regulatory authorities around the world on filing plans for licensure of this vaccine as additional data from the Phase 3 programs become available. In accordance with our CRM197 commercial license agreements, we have received upfront, maintenance, and milestone payments totaling $4.7 million. In addition, we may be eligible to receive milestone payments of up to $4.0 million per product and may also be eligible to receive up to low to mid-single digit royalties derived from net sales, depending on territory. As of June 30, 2020, the Company has earned $4.7 million of the upfront, maintenance, and milestone payments and remains eligible to earn an additional $11.6 million.

Arcellx

Pursuant to a 2018 Development, Evaluation and License Agreement, we are advancing Arcellx’s proprietary sparX proteins that activate, silence and reprogram Antigen- Receptor Complex T cell-based therapies. We have completed various development services for both sparX 1 (PF753) and sparX 2 (PF754) and Arcellx has opted into the commercial license for both production strains.

In accordance with the Arcellx agreement, potential milestone payments total is $17.6 million per protein. We have received service payments of $2.4 million and may be eligible to receive additional payments of up to $35.2 million based on the achievement of certain development, regulatory, and sales-related milestones. As of June 30, 2020, the Company has not earned any payments in connection with milestones and remains eligible to earn up to $35.2 million. The Company may also be eligible to receive royalties on net sales of the commercialized products.

Other Collaborations and Service Arrangements

We have several other collaborations and service arrangements with third-party companies developing pharmaceutical products based on the use of the Pfenex Expression Technology and our know-how. These fee arrangements typically consist of upfront payments, license fees, development milestones, regulatory milestones, sales-based milestones, and royalties on the future sale of products arising from the arrangements.

Wholly-Owned Product Candidates

Our wholly-owned product portfolio and pipeline is focused on the development of next generation molecules and novel biopharmaceutical VHH single domain antibody based product candidates for validated biological targets. Each of our wholly-owned products is in preclinical development. The portfolio includes PF810, a peptide-based next generation therapeutic candidate, and PF901 a VHH single domain antibody product candidate.

Capital and Funding

Our revenue for the three and six months ended June 30, 2020 was $0.8 million and $1.5 million, respectively. Our historical revenue has been primarily derived from monetizing our Pfenex Expression Technology through collaboration agreements, service agreements, government contracts and reagent protein product sales, which provide for various types of payments, including upfront payments, funding of research and development, milestone payments, intellectual property access fees and licensing fees.

As of June 30, 2020, we had an accumulated deficit of $218.2 million, of which $89.8 million was attributable to recognizing the accretion in the redemption value of our convertible preferred stock in previous periods. Net losses for the three and six months ended June 30, 2020 were $10.3 million and $20.5 million, respectively.

As we continue to develop and invest more resources into the development and commercialization of our product candidates, our net operating losses may increase over the next several years. Research and development expenses will continue to be material as we incur further costs of development. We are currently developing our wholly-owned therapeutics, establishing additional product development partnerships, and investigating and targeting novel modalities for possible future lead candidates, and we do not yet have an extensive sales organization. We will need substantial additional funding to support our operating activities, especially as we approach anticipated regulatory approval in the United States, Europe and other territories, and begin to establish our commercialization capabilities to the extent we determine to develop and commercialize the future lead candidates internally. Adequate funding may not be available to us on commercially reasonable terms, or at all. Since our inception, we have funded our operations primarily through the sale and issuance of common stock in our public offerings, revenue from our collaboration agreements, government contracts, service agreements, and reagent protein product sales, our prior credit facility and the private placement of equity securities. We have devoted substantially all of our capital resources to the research and development of our product candidates and working capital requirements.

Recent Developments

COVID-19 Pandemic

The COVID-19 pandemic has had and likely will continue to have significant effects on businesses and health care institutions around the world. While it is not possible at this time to estimate the overall impact that the COVID-19 pandemic could have on our business, the continued rapid spread of COVID-19, both across the United States and through much of the world, and the measures taken by the governments of countries and local authorities have disrupted and could delay advancing our product pipeline, delay our and our collaboration partners’ clinical trials, delay our overall preclinical activities, and disrupt the manufacture or shipment of both drug substance and finished drug product for our product candidates for preclinical testing and clinical trials and adversely impact our and our collaboration partners’ business, financial condition or operating results.

The health and safety of our people and their families continues to be our primary focus. As the COVID-19 pandemic has developed, we have taken numerous steps to help ensure the health and safety of our employees and their families. We are maintaining social distancing and enhanced cleaning protocols and usage of personal protective equipment, where appropriate. Since the stay at home order was put in place in the state of California, the volume of ongoing lab work has been reduced, and only critical program work in the lab has continued with staggered lab employee work shifts to minimize risk of exposure to COVID-19, which has and may continue to disrupt or delay our ability to conduct clinical and preclinical research activities. Employees whose tasks can be performed offsite have been instructed to work from home.

We have been and continue to actively monitor our supply chain during the COVID-19 pandemic, including third-party materials and service suppliers for us as well as our partners. To date, there have not been any known supply disruptions due to the pandemic, but contingency planning is ongoing with our partners to reduce the possibility of an interruption to manufacturing or the availability of necessary materials.

The COVID-19 pandemic, among other factors, could cause delays in initiating and conducting a CUHF study to generate the additional data requested by the FDA to evaluate the therapeutic equivalence of Teriparatide Injection and Forteo. Any such delay could adversely affect our and Alvogen’s ability to timely obtain a TE determination for Teriparatide Injection, and any delay in and/or failure to obtain TE designation for Teriparatide Injection could have a material adverse effect on our business and financial results.

COVID-19 has also caused volatility in the global financial markets and threatened a slowdown in the global economy, which may negatively affect our ability to raise additional capital on attractive terms or at all.

We have not made any changes to our internal control over financial reporting in the current quarter.

We are continuing to assess the potential impact of the COVID-19 pandemic on our business and operations. For additional information on the various risks posed by the COVID-19 pandemic, refer to Part II, Item 1A. Risk Factors of this Quarterly Report on Form 10-Q.

Teriparatide Injection Comparative Use Human Factors Data

In April 2020, the Company announced that the FDA informed Alvogen that the submitted CUHF study was insufficient to support a TE determination. In July 2020, the FDA provided additional feedback and direction regarding the methodology to be used in a new CUHF study necessary to support a TE evaluation. Alvogen has provided an updated CUHF protocol to the FDA and intends to commence the study after the FDA’s review of the protocol.

NT Pharma Deed of Assignment and Amendment

Effective April 21, 2020, we entered into a Deed of Assignment and Amendment (Deed) with NT Pharma, NT Pharma International Company Limited (NT International), and Kangchen. Pursuant to the Deed, we agreed to allow NT Pharma to assign its rights and obligations under the Development and License Agreement with us to Kangchen. NT Pharma subsequently assigned its rights and obligations under the agreement to Kangchen. In a related transaction, NT Pharma, through NT International, obtained an equity interest in Kangchen and each of NT Pharma and Beijing Konruns Pharmaceutical Co., Ltd. (Konruns), as the ultimate parents of Kangchen, will jointly and severally with NT Pharma guarantee for the benefit of Pfenex the obligations of Kangchen under the Development and License Agreement.

U.S. Teriparatide Injection Commercial Launch

In June 2020, our commercialization partner for Teriparatide Injection, Alvogen, initiated the U.S. commercial launch of Teriparatide Injection. We are eligible to receive tiered royalties on the gross profits of U.S. product sales between 25% and 40% prior to an “A” therapeutic equivalence designation, which increases to a flat 50% if an “A” rating is achieved.

PF708 CHMP Positive Opinion

In June 2020, the Committee for Medicinal Products for Human Use (CHMP) of the European Medicines Agency adopted a positive opinion recommending marketing authorization for PF708. The CHMP’s recommendation will be considered by the European Commission, which typically issues a decision within 67 days of the CHMP’s recommendation. If the European Commission affirms the CHMP opinion, it will grant a marketing authorization with unified labeling that is valid in the more than 25 countries that are members of the European Union, as well as European Economic Area members, Iceland, Liechtenstein and Norway.

Critical Accounting Policies, Significant Judgments and Use of Estimates

Our management’s discussion and analysis of financial condition and results of operations is based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States, or GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported revenue and expenses during the reporting periods. These items are monitored and analyzed by us for changes in facts and circumstances, and material changes in these estimates could occur in the future. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Changes in estimates are reflected in reported results for the period in which they become known. Actual results may differ materially from these estimates under different assumptions or conditions. The accompanying unaudited consolidated financial statements and related financial information should be read in conjunction with the audited financial statements and related footnotes included in our Annual Report on Form 10-K for the year ended December 31, 2019. Except as otherwise disclosed, there have been no material changes in our critical accounting policies and estimates in the preparation of our financial statements during the three months ended June 30, 2020 compared to those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019, as filed with the SEC on March 11, 2020.

Results of Operations

Comparison of the three and six months ended June 30, 2020 and 2019

The following table summarizes our net loss during the periods indicated:

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands, except percentages)	2020	2019	Change	2020	2019	Change
Revenue	$781	$2,811	(72)%	$1,463	$10,673	(86)%
Cost of revenue	680	1,119	(39)%	1,020	2,686	(62)%
Gross profit	101	1,692	(94)%	443	7,987	(94)%
Operating expense
Research and development	5,535	4,812	15%	11,345	12,691	(11)%
Selling, general and administrative	4,895	4,520	8%	9,627	9,063	6%
Total operating expense	10,430	9,332	12%	20,972	21,754	(4)%
Loss from operations	(10,329)	(7,640)	35%	(20,529)	(13,767)	49%
Other income, net	3	71	(96)%	51	140	(64)%
Net loss from before income taxes	(10,326)	(7,569)	36%	(20,478)	(13,627)	50%
Income tax provision	5	—	100%	4	1	300%
Net loss	$(10,331)	$(7,569)	36%	$(20,482)	$(13,628)	50%

Revenue

Our revenue is generated primarily through research and development services, intellectual property license agreements, and product sales. Our agreements frequently contain multiple deliverables including intellectual property licenses, development services, and products. Consideration received under these arrangements may include upfront payments, research and development funding, cost reimbursements, milestone payments, payments for product sales and royalty payments.

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands, except percentages)	2020	2019	Change	2020	2019	Change
Revenue	$781	$2,811	(72)%	$1,463	$10,673	(86)%

Revenue decreased by $2.0 million, or 72%, to $0.8 million in the three months ended June 30, 2020, compared to $2.8 million in the same period in 2019. The decrease in revenue was primarily due to a decrease in revenue from services provided to BARDA and Arcellx and license revenue related to the Jazz agreement. During the three months ended June 30, 2020, royalty revenue from the U.S. sales of Teriparatide Injection was $0.4 million and service-based revenue was $0.4 million.

Revenue decreased by $9.2 million, or 86%, to $1.5 million in the six month period ended June 30, 2020, compared to $10.7 million in the same period in 2019. The decrease in revenue was due to a decline in research and development activity related to our collaboration agreements with Jazz and Alvogen, a decrease in license and service activity related to Arcellx, a decrease on CRM197 product sales, the wind down of the BARDA contract, partially offset by an increase on license and service activity related to new customers.

Cost of Revenue

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands, except percentages)	2020	2019	Change	2020	2019	Change
Cost of revenue	$680	$1,119	(39)%	$1,020	$2,686	(62)%

Cost of revenue decreased by approximately $0.4 million, or 39%, to $0.7 million in the three month period ended June 30, 2020, compared to $1.1 million in the same period in 2019. The decrease was primarily due to a decrease in sales of our CRM197 product and declining service revenue.

Cost of revenue decreased by approximately $1.7 million, or 62%, to $1.0 million in the six month period ended June 30, 2020, compared to $2.7 million in the same period in 2019. The decrease was primarily due to a decrease in sales of our CRM197 product and declining service revenue.

Research and Development

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands, except percentages)	2020	2019	Change	2020	2019	Change
Research and development	$5,535	$4,812	15%	$11,345	$12,691	(11)%

Research and development expenses increased by approximately $0.7 million, or 15%, to $5.5 million in the three month period ended June 30, 2020, compared to $4.8 million in the same period in 2019. The increase was primarily due to increased investments in our novel biopharmaceutical program development, partially offset by reductions in PF708 development expenses.

Research and development expenses decreased by approximately $1.4 million, or 11%, to $11.3 million in the six month period ended June 30, 2020, compared to $12.7 million in the same period in 2019. The decrease was due to a reduction in PF708 development expenses, partially offset by increased investments in our novel biopharmaceutical program development.

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

Selling, General and Administrative

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands, except percentages)	2020	2019	Change	2020	2019	Change
Selling, general and administrative	$4,895	$4,520	8%	$9,627	$9,063	6%

Selling, general and administrative expenses increased by approximately $0.4 million, or 8%, to $4.9 million in the three month period ended June 30, 2020, compared to $4.5 million in the same period in 2019. The increases were primarily due to legal fees.

Selling, general and administrative expenses increased by approximately $0.5 million, or 6%, to $9.6 million in the six month period ended June 30, 2020, compared to $9.1 million in the same period in 2019. The increases were primarily due to legal fees.

Liquidity and Capital Resources

We have funded our operations primarily through the sale and issuance of common stock in our public offerings, revenue from our collaboration agreements, government contracts, service agreements, and reagent protein product sales, debt financing, our prior credit facility and the private placement of equity securities.

At June 30, 2020, we had $61.0 million in cash and cash equivalents and $0.2 million in restricted cash as bank collateral for our corporate credit card program compared to $55.6 million in cash and cash equivalents and $0.2 million in restricted cash as of December 31, 2019. We believe that our existing cash and cash equivalents and our cash inflow from operations will be sufficient to meet our anticipated cash needs for at least the next 12 months. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. Further, our operating plan may change, and we may need additional funds to meet operational needs and capital requirements for product development and commercialization sooner than planned.

In accordance with our development, commercialization and other license agreements with Alvogen, Kangchen, Jazz, Merck, SII, and Arcellx, we are eligible to receive additional payments based on the achievement of certain development, regulatory, and sales-related milestones and royalties on product sales. Certain of these additional payments may relate to development activities for programs not yet initiated by our licensing partners. As of June 30, 2020, we remain eligible to earn up to approximately $240 million under these agreements.

Partner	Drug Candidate	Remaining development, regulatory, and sales-based milestones	Royalties
Alvogen	Teriparatide Injection	$15 million (a)	Tiered between 25% and 40% of gross profits (b)
Kangchen	PF708 (teriparatide injection)	$22.5 million	25% of net sales
Jazz	PF743, PF745	$162.5 million	Tiered low to mid-single digits
SII	Pneumosil®	$0.1 million	Low-single digits

(a) - The remaining $15 million is tied to achieving an “A” therapeutic equivalence designation within defined periods subsequent to the October 2019 NDA approval.  The Company may be eligible to earn $15 million if the “A” therapeutic equivalence designation is achieved by October 4, 2020, $7.5 million if the “A” therapeutic equivalence designation is achieved by October 4, 2021, and $0 thereafter.

(b) - The Company may be eligible to receive tiered royalties on the gross profits of U.S. product sales between 25% and 40% prior to an “A” therapeutic equivalence designation, which increases to a flat 50% if an “A” rating is achieved.

During the three months ended June 30, 2020, the Company earned royalty revenue of $0.4 million from the U.S. sales of Teriparatide Injection.

In March 2018, we entered into an equity sales agreement (2018 Sales Agreement) to sell shares of our common stock having aggregate sales proceeds of up to $20.0 million, from time to time, through an ATM equity offering program. During the three months ended March 31, 2020, we sold a total of 1.8 million shares of our common stock through the “at-the-market” equity offering program for aggregate gross proceeds of approximately $20.0 million, at which point the 2018 Sales Agreement automatically terminated. In May 2020, we entered into an equity sales agreement (2020 Sales Agreement) to sell shares of our common stock having aggregate sales proceeds of up to $60.0 million, from time to time, through an ATM equity offering program. As of August 6, 2020, we have not sold any shares under the 2020 Sales Agreement.

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
•

whether we and Alvogen obtain, in a timely manner or at all, an “A” therapeutic equivalence designation for Teriparatide Injection that may allow such product to be automatically substituted for Forteo depending on applicable laws and policies within each of the 50 states;

•	our ability to retain Alvogen as a collaboration partner for Teriparatide Injection and PF708 on commercially acceptable terms;
•	the timing of the marketing authorization for PF708, if any, in jurisdictions outside the United States;
•	the cost to us of development, manufacturing and commercialization activities for our product candidates, if any;
•	the cost of preparing, filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights;
•	the receipt of any collaboration or milestone payments;
•	the scope, rate of progress, results and FDA acceptance of the results, and cost of our clinical trials, preclinical testing and other related activities for our product candidates;
•	the emergence of competing technologies or other adverse market developments;
•	the time and costs involved in seeking and obtaining regulatory and marketing approvals in multiple jurisdictions for our product candidates that successfully complete clinical trials;
•	the introduction of new product candidates and the number and characteristics of product candidates that we pursue;
•	the timing, receipt and amount of sales, profit sharing or royalties, if any, from Teriparatide Injection, PF708, and any other potential products;
•	the degree and rate of market acceptance and coverage and reimbursement by payors of Teriparatide Injection, PF708 and any of our other product candidates launched by us or our collaboration partners;
•	the impact of any natural disasters or public health crises, such as the COVID-19 pandemic;
•	the potential expansion of our sales and marketing activities; and
•	the potential acquisition and in-licensing of other technologies, products or assets.

If we were to experience any delays or encounter issues with any of the above, including with respect to obtaining an “A” therapeutic equivalence designation for Teriparatide Injection, clinical holds, failed studies, inconclusive or hard-to-interpret results, safety or efficacy issues, or other regulatory challenges that require longer follow-up of existing studies, additional major studies, or additional supportive studies in order to pursue marketing approval, it could further increase the costs associated with the above and delay or suspend revenue.

Cash Flows

The following table sets forth the primary sources and uses of cash, cash equivalents and restricted cash for each of the periods presented below:

	Six Months Ended June 30,
(in thousands)	2020	2019
Net cash (used in) provided by:
Operating activities	$(13,982)	$(14,220)
Investing activities	(1,246)	(445)
Financing activities	20,640	65
Net increase (decrease) in cash, cash equivalents and restricted cash	$5,412	$(14,600)

Net cash used in operating activities

Net cash used in operating activities was $14.0 million during the six months ended June 30, 2020 compared to $14.2 million during the same period in 2019. The cash used in operating activities in the six months ended June 30, 2020 was primarily due to operating expenditures during the period. The cash used in operating activities in the six months ended June 30, 2019 was primarily due to operating expenditures during the period, partially offset by revenue activity related to our collaboration agreements with Jazz, Alvogen, Arcellx, and BARDA contract.

Net cash used in investing activities

Net cash used in investing activities was $1.2 million during the six months ended June 30, 2020 compared to $0.4 million used in the same period in 2019. The cash used in investing activities in the six months ended June 30, 2020 and 2019 was due to the purchase of property and equipment, with a greater amount of lab equipment acquired in the six months ended June 30, 2020 to support planned development activities.

Net cash provided by financing activities

Cash provided by financing activities was $20.6 million during the six months ended June 30, 2020 compared to cash provided in financing activities of $65 thousand during the same period in 2019. The cash provided in financing activities in the six months ended June 30, 2020 was primarily due to Company shares sold in the first quarter of 2020 for net proceeds of $19.3 million and $1.4 million in proceeds for stock option exercises. The cash provided in financing activities in the six months ended June 30, 2019 was primarily due to proceeds received from stock option exercises.

Off-Balance Sheet Arrangements

In the normal course of business, we enter into contracts and agreements that contain a variety of representations and warranties and provide for general indemnifications. Our exposure under these agreements is unknown because it involves claims that may be made against us in the future but have not yet been made. As of June 30, 2020, we have not paid any claims or been required to defend any action related to our indemnification obligations. However, we may record charges in the future as a result of these indemnification obligations.

Contractual Obligations and Commitments

There have been no material changes during the six months ended June 30, 2020 to our contractual obligations disclosed in our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2019.

Recently Issued Accounting Pronouncements

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

We are exposed to market risk in the ordinary course of our business. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of fluctuations in interest rates and foreign currency exchange rates. As of June 30, 2020, we did not hold or issue financial instruments for trading purposes.

Interest rate fluctuation risk

The primary objective of our investment activities is to preserve our capital to fund our operations. We also seek to maximize income from our cash and cash equivalents without assuming significant risk. To achieve our objectives, we invest our cash and cash equivalents in money market funds, treasury obligations, short term certificates of deposit and high-grade corporate securities, directly or through managed funds, with maturities of nine months or less. As of June 30, 2020, we had cash and cash equivalents of $61.0 million consisting of cash of $11.2 million and investments of $49.9 million in highly liquid U.S. money market funds. A portion of our investments may be subject to interest rate risk and could fall in value if market interest rates increase. However, because our investments are primarily short-term in duration, we believe that our exposure to interest rate risk is not significant and a 100 basis point movement in market interest rates would not have a significant impact on the total value of our portfolio.

Foreign currency exchange risk

We contract with clinical research organizations, investigational sites and suppliers in foreign countries. We are therefore subject to fluctuations in foreign currency rates in connection with these agreements. We have not entered into any material foreign currency hedging contracts although we may do so in the future. To date, we have not incurred any material effects from foreign currency changes on these contracts. The effect of a 10% adverse change in exchange rates on foreign currency denominated cash and payables as of June 30, 2020 would be immaterial. However, fluctuations in currency exchange rates could harm our business in the future.

Inflation risk

Inflation may affect us by increasing our cost of labor and clinical trial costs. We do not believe that inflation has had a material effect on our business, financial condition or results of operations for any period presented herein.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s (SEC) rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2020 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On May 7, 2020, GlaxoSmithKline Biologicals S.A. (“GSK”) filed a petition for inter partes review of U.S. Pat. No. 8,530,171 (“the ‘171 patent,” entitled “High Level Expression of Recombinant Toxin Proteins”), which is owned by Pfenex, with the PTAB of the U.S. Patent and Trademark Office. The ‘171 patent relates to the field of recombinant toxin protein production in bacterial hosts, in particular, to production processes for obtaining high levels of a recombinant CRM197, from a bacterial host. On May 27, 2020, GSK filed a second petition for inter partes review of the ‘171 patent. These two petitions, IPR2020-00890 and IPR2020-00962, sought, inter alia, that certain claims in the ‘171 patent are invalid. Institution decisions by the PTAB for IPR2020-00890 and IPR2020-00962 are expected within the 2020 calendar year, and final written decisions on the validity of the challenged claims of the ‘171 patent, if these two petitions are instituted by the PTAB, are expected by the end of 2021.

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

Risks Relating to our Financial Condition and Need for Additional Capital

We have a limited operating history and expect to generate significant losses for the foreseeable future. If we or our collaboration partners are not successful in completing the development of our product candidates or in commercializing Teriparatide Injection, PF708 or our other product candidates and generating significant revenue, we will not be profitable.

With the exception of three years, we have incurred annual net operating losses since inception, and to date have generated only limited revenue from government contracts, service agreements, collaboration agreements, and reagent protein product sales. We have recognized net losses of $10.3 million and $7.6 million for the three months ended June 30, 2020 and 2019, respectively. As of June 30, 2020, we had an accumulated deficit of $218.2 million and net working capital of $55.6 million. To date, we have funded our operations primarily through the sale and issuance of common stock in our public offerings, revenue from our collaboration agreements, government contracts, service agreements, and reagent protein product sales, our prior credit facility and the private placement of equity securities. As of June 30, 2020, we had capital resources consisting of cash and cash equivalents of $61.2 million. As we continue to develop and invest more resources into the development and commercialization of our product candidates, our net operating losses will continue over the next several years. For Pfenex to become profitable, Alvogen must successfully commercialize and manufacture Teriparatide Injection, and we or our collaboration partners must successfully develop and obtain regulatory approval for additional product candidates and effectively manufacture and commercialize these additional product candidates. While Alvogen commercially launched Teriparatide Injection in the US in June 2020, we have had extremely limited sales from Teriparatide Injection to date. In June 2018 and February 2019, we entered into agreements with Alvogen in which we granted Alvogen exclusive rights to commercialize PF708 in the United States, MENA, and ROW. In October 2019, we received FDA approval for PF708 and Alvogen is responsible for marketing Teriparatide Injection in the United States. The loss for any reason of Alvogen as a key partner could have a significant and adverse impact on our business. If we are unable to retain Alvogen as a partner on commercially acceptable terms, PF708 may not be commercialized as planned and there could be interruptions in or suspension of the U.S. commercial launch of Teriparatide Injection. In May 2019, Alvogen submitted a centralized application to the EMA for PF708 and the application was accepted for review, and in June 2020, the CHMP of the EMA adopted a positive opinion recommending marketing authorization for PF708. In October 2019, Alvogen’s partner SAJA submitted a Marketing Authorization Application (MAA) for PF708 to the Kingdom of Saudi Arabia's Saudi Food and Drug Authority (SFDA). In December 2019, Alvogen’s partner Theramax submitted an MAA for PF708 to the Health Authority of Switzerland. In January 2020, Alvogen’s partner PharmBio submitted an MAA for PF708 to the Korean Ministry of Food and Drug Safety. In June 2020, Alvogen’s partner Kamada submitted an MAA for PF708 to the Health Authority of Israel. In July 2020, Alvogen’s partner JAMP submitted an MAA for PF708 to the Health Authority of Canada.

With respect to Teriparatide Injection, our future revenue will depend upon many factors, including the performance of our collaboration partner, Alvogen; whether we and Alvogen obtain, in a timely manner or at all, an “A” therapeutic equivalence designation for Teriparatide Injection that may allow such product to be automatically substituted for Forteo depending on applicable laws and policies within each of the 50 states; the size of any markets in which PF708 or such other product candidate may receive approval; and our and our collaboration partners’ ability to achieve sufficient market acceptance, pricing, reimbursement from third-party payors, and adequate market share for Teriparatide Injection, PF708 and our other product candidates in those markets. We, Alvogen, and our other collaboration partners may never succeed in these activities and therefore may never generate revenue that is significant or large enough to achieve profitability. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to become and remain profitable could depress the market price of our common stock and could impair our ability to raise capital, expand our business, diversify our product offerings or continue our operations.

We will require substantial additional funds to seek and obtain regulatory approval and commercialize our current product candidates and, if additional capital is not available, we may need to limit, scale back or cease our operations.

Since our inception, a significant portion of our resources have been dedicated to the preclinical and clinical development of Teriparatide Injection, PF708, and our other product candidates. We believe that we will continue to expend substantial resources for the foreseeable future for the preclinical and clinical development of our current product pipeline, and the development of any other indications and product candidates we may choose to pursue, either alone or with a strategic collaboration partner. These expenditures may include costs associated with research and development, conducting preclinical studies and clinical studies, and manufacturing and supply as well as marketing and selling any products that receive marketing authorization. Because the outcome of any clinical trial is highly uncertain and we are substantially dependent on third parties, including Alvogen, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of PF708, and our other product candidates and preclinical products under development. We may also need to obtain substantial additional sources of funding to develop our other product candidates and our preclinical products under development as currently contemplated. If such additional funding is not available on favorable terms or at all, we may need to delay or reduce the scope of our product candidate development programs, or grant rights in the United States, as well as outside the United States, to our product candidates to one or more partners.

We believe that our available cash and cash equivalents, including the proceeds from any revenue from our government contracts, service agreements, collaboration agreements, and reagent protein product sales will be sufficient to meet our anticipated cash needs for at least the next twelve months. However, changing circumstances and risks and uncertainties associated with our product development efforts may cause us to consume capital significantly faster than we currently anticipate, and we may need to spend more money than currently expected. Our future capital requirements may vary depending on the following:

•	the timing and extent of spending on our research and development efforts;
•	our ability to enter into and maintain collaboration, licensing, commercialization and other arrangements and the terms and timing of such arrangements;
•	our ability to retain Alvogen as a collaboration partner for Teriparatide Injection and PF708 on commercially acceptable terms;
•	the cost of manufacturing and commercialization activities, if any;
•	the receipt of any collaboration or milestone payments;
•	the scope, rate of progress, results and FDA acceptance of the results, and cost of our clinical trials, preclinical testing and other related activities for our product candidates;
•	the emergence of competing technologies or other adverse market developments;
•	the time and costs involved in seeking and obtaining regulatory and marketing approvals in multiple jurisdictions for our product candidates that successfully complete clinical trials;
•

whether we and Alvogen obtain, in a timely manner or at all, an “A” therapeutic equivalence designation for Teriparatide Injection that may allow such product to be automatically substituted for Forteo depending on applicable laws and policies within each of the 50 states;

•	the cost of preparing, filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights;
•	the introduction of new product candidates and the number and characteristics of product candidates that we pursue;
•	the impact of any natural disasters or public health crises, such as the COVID-19 pandemic;
•	the timing, receipt and amount of sales, profit sharing or royalties, if any, from Teriparatide Injection, PF708, and any other potential products;

•	the degree and rate of market acceptance and coverage and reimbursement by payors of Teriparatide Injection, PF708 and any of our other product candidates launched by us or our collaboration partners;
•	the potential expansion of our sales and marketing activities; and
•	the potential acquisition and in-licensing of other technologies, products or assets.

If we were to experience any delays or encounter issues with any of the above, including with respect to obtaining an “A” therapeutic equivalence designation for Teriparatide Injection, Alvogen’s commercial launch of Teriparatide Injection in the U.S., clinical holds, failed studies, inconclusive or hard-to-interpret results, safety or efficacy issues, or other regulatory challenges that require longer follow-up of existing studies, additional major studies, or additional supportive studies in order to pursue marketing approval, it could further increase the costs associated with the above and delay or suspend revenues. In addition, the novel coronavirus outbreak of COVID-19 has had and likely will continue to have significant effects on businesses and health care institutions around the world. The ways in which the novel coronavirus outbreak may affect our and our collaboration partners’ business operations and outlook are still emerging, and the extent of the impact on our and our collaboration partners’ business operations and outlook are highly uncertain and cannot be accurately predicted. Disruptions related to the novel coronavirus outbreak have the potential to increase our costs or to delay or suspend revenues.

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

Our quarterly operating results may fluctuate significantly.

Our operating results are subject to quarterly fluctuations. Our operating results are and will be affected by numerous factors, including:

•	variations in the level of expenses related to our development and any future commercialization programs;
•	sales by Alvogen of Teriparatide Injection;
•	addition or termination of clinical trials;
•	any intellectual property infringement lawsuit in which we may become involved;
•	any disruptions to our and our collaboration partners’ manufacturers or suppliers due to the effect of exposure to infectious disease and epidemics, including the novel coronavirus outbreak;
•	regulatory developments affecting any of our products; and
•	our execution of any service, collaborative, licensing or similar arrangements, and the timing of payments we may make or receive under these arrangements.

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

If an improved version of a listed product, such as Forteo, is developed, or if the market for a listed product significantly declines, sales or potential sales of Teriparatide Injection or PF708 may suffer.

Listed product (“originator”) sponsor companies may develop improved versions as part of a life cycle extension strategy and may obtain regulatory approval of the improved version under a supplemental BLA or NDA. If an NDA holder, such as Eli Lilly and Company (Eli Lilly), succeeds in obtaining an approval of an improved product, such as for Forteo, it may capture a significant share of the collective market and significantly reduce the market for the listed product, and thereby reduce the size of the market for Teriparatide Injection or PF708, if approved in other territories. The improved product also may be protected by additional patent rights.

Competition in the pharmaceutical market is intense. Listed products face competition on numerous fronts as technological advances are made that may offer patients a more convenient form of administration or increased efficacy, or as new products are introduced. As new products are approved that compete with the listed product for PF708, such as Forteo, sales may be significantly and adversely impacted and may render the originator obsolete. If the market for Forteo is impacted, we and Alvogen in turn may lose significant market share or market potential for Teriparatide Injection and PF708. As a result, the value of Teriparatide Injection, PF708 and our product pipeline could be negatively impacted and our business, prospects and financial condition could suffer.

Teriparatide Injection, PF708 and our other product candidates, if approved, face significant competition from the listed products and from therapeutic equivalent products of the listed products, and from other products. Our or our collaboration partners’ failure to effectively compete may prevent us from achieving significant market penetration and expansion.

We and Alvogen face highly competitive pharmaceutical markets. With the FDA approval for PF708, Alvogen is responsible for commercializing and manufacturing Teriparatide Injection in the U.S. Successful competitors in the pharmaceutical market have the ability to effectively discover, obtain patents, develop, test and obtain regulatory approvals for product candidates, as well as the ability to effectively commercialize, market and promote approved products, including communicating the effectiveness, safety and value of products to consumers and medical professionals. Numerous companies, universities, and other research institutions are engaged in developing, patenting, manufacturing and marketing of products competitive with Teriparatide Injection, PF708 and other product candidates we are developing. For example, in April 2017, the FDA approved Radius Health’s TYMLOS® (abaloparatide), and in April 2019, the FDA approved Evenity (romosozumab) a once monthly monoclonal antibody product developed by Amgen and UCB, each of which compete with Teriparatide Injection. Teva Pharmaceuticals USA, Inc. has filed an Abbreviated New Drug Application (ANDA) referencing Forteo that, if approved, could compete with Teriparatide Injection. Apotex Corp. also has submitted an ANDA for a generic version of Forteo, and other generic drug manufacturers may have filed and/or in the future may file ANDAs referencing Forteo that, if approved, could compete with Teriparatide Injection. Any such competition could also adversely affect the market size and opportunity for Teriparatide Injection and PF708. Many of these potential competitors, such as Amgen Inc., Eli Lilly, Teva Pharmaceutical Industries Limited, and Radius Health are large, experienced companies that enjoy significant competitive advantages, such as substantially greater financial, research and development, manufacturing, personnel and marketing resources. Recent and potential future merger and acquisition activity in the biotechnology and pharmaceutical industries is likely to result in even more resources being concentrated among a smaller number of our competitors. These companies also maintain greater brand recognition and more experience and expertise in undertaking preclinical testing and clinical trials of product candidates and obtaining the FDA and other regulatory approvals of products. Established pharmaceutical companies may also invest heavily to accelerate discovery and development of novel compounds that could make Teriparatide Injection, PF708 and our other product candidates obsolete.

In addition, the FDA has approved PF708 pursuant to the 505(b)(2) regulatory pathway in the U.S. with Forteo as the listed product. Only if Teriparatide Injection obtains an “A” therapeutic equivalence designation may Teriparatide Injection be permitted to be automatically substituted for Forteo, depending on applicable laws and policies within each of the 50 states. In the case of Teva’s and Apotex’s competitive products, upon any approval of such competitor’s ANDA by the FDA, such competitor’s product would be permitted to be automatically substituted for Forteo, depending on applicable laws and policies within each of the 50 states, without the need to obtain an “A” therapeutic equivalence designation.

In addition, Teriparatide Injection, and if approved, PF708 and our other product candidates, face competition from companies that develop and commercialize products that compete directly with our products. See “Risks Related to Government Regulation—If the FDA approves other therapeutic equivalent or generic products with Forteo as the listed drug and these drug products are successfully commercialized, Teriparatide Injection may face additional competition and our business could suffer.”

If any competitor products are approved that compete with Teriparatide Injection, PF708 or our other product candidates as described herein, our product revenue could suffer, and it would have a material adverse effect on our financial condition and results of operations.

Use of Teriparatide Injection, PF708 or our other product candidates could be associated with side effects or adverse events.

Use of Teriparatide Injection, PF708 or our other product candidates could be associated with side effects or adverse events which can vary in severity (from minor reactions to death) and frequency (infrequent or prevalent). Side effects or adverse events associated with the use of Teriparatide Injection, PF708 or our other product candidates may be observed at any time, including in clinical trials or when a product is commercialized, and any such side effects or adverse events may negatively affect our and our collaboration partners’ ability to obtain and maintain regulatory approval or market Teriparatide Injection, PF708 or our product candidates. Side effects such as toxicity or other safety issues associated with the use of Teriparatide Injection, PF708 or our product candidates could require us, Alvogen, or our other collaboration partners to perform additional studies or halt development or sale of Teriparatide Injection, PF708 or these other product candidates or expose us, Alvogen, or our other collaboration partners to product liability lawsuits which would harm our business. We, Alvogen, or our other collaboration partners may be required by regulatory agencies to conduct additional animal or human studies regarding the safety and efficacy of Teriparatide Injection, PF708 or our other product candidates which were not planned or anticipated. We, Alvogen, or our other collaboration partners may also be required to change product labeling, including increasing the prominence and content of warnings and contraindications for our products. The FDA could require us or our collaboration partners to develop a Risk Evaluation and Mitigation Strategy (REMS) for such product or, if a REMS is already in place, to incorporate additional requirements under the REMS, and foreign regulatory authorities may require similar risk management strategies. There can be no assurance that we or our collaboration partners will resolve any issues related to any product-related adverse events to the satisfaction of the FDA or any regulatory agency in a timely manner or ever, which could harm our business, prospects and financial condition.

In addition, if we, Alvogen, and our other collaboration partners are successful in commercializing Teriparatide Injection, or if approved, PF708 outside the U.S., or any other product candidates, the FDA, EMA, competent authorities of the Member States of the European Economic Area (EEA), and other foreign regulatory agency regulations require that the application holder timely report certain information about adverse medical events. We, Alvogen, or our other collaboration partners may fail to report adverse events we become aware of within the prescribed timeframe. We, Alvogen, or our other collaboration partners may also fail to appreciate that we or our collaboration partners have become aware of a reportable adverse event, especially if it is not reported to us as an adverse event or if it is an adverse event that is unexpected or delayed in time from the use of our products. If we or our collaboration partners fail to comply with our reporting obligations, the FDA, the EMA, competent authorities of the Member States of the EEA, or other foreign regulatory agencies could take action including criminal prosecution, the imposition of civil monetary penalties, seizure of our products, or delay in approval or clearance of our products.

With the FDA approval of Teriparatide Injection, we are substantially dependent on the commercial success of Teriparatide Injection to be marketed by Alvogen in the U.S. In addition, we currently rely on a limited number of third parties for a substantial portion of our revenue. The loss of or a change in Alvogen or any of these third parties, including its creditworthiness, could materially reduce our revenue and adversely impact our financial position.

Alvogen’s ability to successfully commercialize Teriparatide Injection, the first FDA-approved product that we developed, is critical to the execution of our business strategy. For a discussion of risks relating to the degree of market acceptance and commercial success of the Teriparatide Injection, please see the risk factors entitled: “Teriparatide Injection, PF708 and our other product candidates, if approved, face significant competition from the listed products and from therapeutic equivalent products of the listed products, and from other products. Our or our collaboration partners’ failure to effectively compete may prevent us from achieving significant market penetration and expansion;” “Although Teriparatide Injection has obtained regulatory approval from the FDA, PF708 may not be approved by other regulatory authorities and even if PF708 or our other product candidates obtain additional regulatory approvals, they may never achieve market acceptance or commercial success;” and “If Teriparatide Injection does not receive an “A” therapeutic equivalence designation from the FDA, our business may suffer.” Alvogen may experience significant fluctuations in sales of Teriparatide Injection from period to period and, ultimately, we may never generate sufficient revenue from our agreement with Alvogen to reach or maintain profitability or sustain anticipated levels of operation. Any inability on the part of Alvogen to successfully commercialize Teriparatide Injection in the U.S. and to successfully commercialize PF708 in any significant international markets where PF708 may be subsequently approved, or any significant delay, could have a material effect on our financial condition and results of operations. We have also entered into an agreement with NT Pharma to develop and commercialize PF708 in certain territories, and subsequently agreed to allow NT Pharma to assign its rights and obligations under the agreement to Kangchen. NT Pharma subsequently assigned its rights and obligations under the agreement to Kangchen. The prospects for Teriparatide Injection and PF708 depend on the expertise, development and commercial skills, and financial strength of Alvogen, NT Pharma, and Kangchen.

In addition to our reliance on the commercial success of Teriparatide Injection and PF708, two third parties accounted for more than 10% of our 2019, 2018 and 2017 revenue. For the year ended December 31, 2019, Jazz and Alvogen each accounted for more than 10% of our revenue. Jazz and BARDA each accounted for more than 10% of our revenue in 2018 and 2017.

The loss of any key collaboration partner, especially Alvogen and/or Jazz, or any significant adverse change in the size or terms of a contract with a key third-party could significantly reduce our revenue over the short term. Moreover, having our revenue concentrated among a limited number of entities creates a concentration of financial risk for us, and in the event that any significant third-party is unable to fulfill its payment obligations to us, our operating results and cash position would suffer. See “Risks Relating to our Reliance on Third Parties—We are substantially dependent on the expertise of Alvogen, Jazz, and Kangchen to develop and commercialize Teriparatide Injection, and PF708 and certain other product candidates, if approved. If we fail to maintain our current strategic relationship with Alvogen, Jazz, Kangchen, or with any future collaboration partner, our business, commercialization prospects and financial condition may be materially adversely affected.”

A pandemic, epidemic or outbreak of an infectious disease, such as COVID-19, or the response to or perception of their effects, may materially and adversely affect our business, operations and financial condition.

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

The global outbreak of COVID-19 continues to evolve, and the conduct of our and our collaboration partners’ clinical trials and studies may be adversely affected, despite efforts to mitigate this impact. For example, we could experience delays in initiating and conducting a comparative use human factors study to generate the additional data requested by the FDA to evaluate the therapeutic equivalence of Teriparatide Injection and Forteo. Any delays in our and our collaboration partners’ clinical trials could adversely affect our ability to obtain regulatory approval for and to commercialize our product candidates and would have a material adverse effect on our financial condition and results of operations. See “Risks Related to Government Regulation — Clinical drug development involves a lengthy and expensive process with an uncertain outcome, and results of earlier studies and trials may not be predictive of future trial results.”

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

Some of our third-party manufacturers which we use for the supply of materials for product candidates or other materials necessary to manufacture product to conduct preclinical tests and clinical trials are located in countries affected by COVID-19, and should they experience disruptions, such as temporary closures or suspension of services, we would likely experience delays in advancing these tests and trials. Furthermore, the spread of the virus may affect the operations of key governmental agencies, such as the FDA, which may delay the development of our product candidates. Earlier this year, for example, the FDA announced that it was suspending physical inspection of manufacturing facilities; although the FDA recently announced it would begin resuming some inspections of domestic manufacturing facilities, the FDA’s ability to conduct inspections may continue to be disrupted for some time, and in instances in which such an inspection is necessary for the FDA to approve a pending NDA, the suspension of inspections may delay product approvals. The spread of an infectious disease, including COVID-19, may also result in the inability of our suppliers to deliver components or raw materials on a timely basis or at all. Such events may result in a period of business disruption, and in reduced operations, or doctors and medical providers may be unwilling to participate in our clinical trials, any of which could materially affect our business, financial condition and results of operations.

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

To commercialize and manufacture Teriparatide Injection and PF708, we have entered into collaboration agreements with Alvogen and Kangchen, and the prospects for Teriparatide Injection and PF708 depend on the expertise, development and commercial skills, and financial strength of Alvogen and Kangchen. Under the Alvogen agreements, Alvogen has the exclusive right to commercialize and manufacture Teriparatide Injection in the United States, EU, MENA, and the ROW not covered by the Kangchen territory. The loss for any reason of Alvogen as a key partner could have a significant and adverse impact on our business. If we are unable to retain Alvogen as a partner on commercially acceptable terms, we may not be able to commercialize Teriparatide Injection and PF708, if approved, as planned and we could experience interruption in or suspension of the U.S. commercial launch of Teriparatide Injection. Under the Kangchen agreement, we granted an exclusive license to Kangchen to commercialize PF708 in certain Asian countries and a non-exclusive license to conduct development activities in such territories with respect to PF708. NT Pharma subsequently assigned its rights and obligations under its licenses to Kangchen. For our other product candidates, if approved, we will need to identify potential sales, marketing and distribution partners or establish our own internal sales force. In the future, we may choose to collaborate with other third parties that have direct sales forces and established distribution systems, either to augment our own sales force or in lieu of our own sales force. If we are unable to maintain and/or enter into such arrangements on acceptable terms or at all, we may not be able to successfully commercialize Teriparatide Injection or our other product candidates. If we are not successful in commercializing Teriparatide Injection, or PF708 or our other product candidates, if approved, either on our own or through collaborations with one or more third parties, our future product revenue will suffer and we would incur significant additional losses.

We enter into various contracts in the normal course of our business that periodically incorporate provisions whereby we indemnify the other party to the contract. In the event we would have to perform under these indemnification provisions, it could have a material adverse effect on our business, financial position and results of operations.

In the normal course of business, we periodically enter into academic, commercial and consulting agreements that contain indemnification provisions. With respect to our academic agreements, we may be required to indemnify the institution and related parties from losses arising from claims relating to the products, processes or services made, used, sold or performed pursuant to the agreements for which we have secured licenses, and from claims arising from our or our sublicensees’ exercise of rights under the agreement. With respect to commercial agreements entered into with our protein production customers, we typically provide indemnification for claims from third parties arising out of any potential intellectual property infringement associated with our Pfenex Expression Technology® in the course of performing our services. With respect to our commercial agreements, the bulk of which are with contract manufacturers, we indemnify our vendors from third-party product liability claims which result from the production, use or consumption of the product, as well as for certain alleged infringements of any patent or other intellectual property right by a third-party. With respect to consultants, we indemnify them from claims arising from the good faith performance of their services. In all of the above cases, we do not indemnify the parties for claims resulting from the negligence or willful misconduct of the indemnified party.

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

As we advance our product candidates through the development process, we will need to expand our development, regulatory, manufacturing, quality, sales and marketing capabilities or contract with other organizations to provide these capabilities for us. As our operations expand, we expect that we will need to manage additional relationships with various collaboration partners, suppliers and other organizations, including with respect to the commercialization of Teriparatide Injection and PF708.

As of June 30, 2020, we had 88 full-time employees, including a total of 26 employees who hold Ph.D. or other doctoral degrees. Our management and personnel, systems and facilities currently in place may not be adequate to support this future growth. Therefore, we will need to continue to expand our managerial, operational, finance and other resources to manage our operations and clinical trials, continue our development activities and potentially commercialize our current product candidates, if approved. In order to effectively execute our growth strategy, we will be required to:

•	manage our clinical trials effectively;
•	identify, recruit, retain, incentivize and integrate additional employees;

•

establish and maintain collaborations with third parties for the development and commercialization of Teriparatide Injection, PF708 and our product candidates, or otherwise build and maintain a sales, marketing and distribution infrastructure to commercialize PF708 or any other products for which we may obtain marketing approval;

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

We face a risk of product liability as a result of the clinical testing of our product candidates and may face an even greater risk in connection with the commercialization of Teriparatide Injection in addition to any other of our products that may be approved. For example, we may incur liability if any product we develop allegedly causes injury or is found to be otherwise unsuitable during product testing, manufacturing, marketing or sale. Any such product liability claims may include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product, negligence, strict liability and a breach of warranties. Claims could also be asserted under state consumer protection acts. If we cannot successfully defend ourselves against product liability claims, we may incur substantial liabilities or be required to limit commercialization of our products. Regardless of the merits or eventual outcome, liability claims may result in:

•	decreased demand for Teriparatide Injection, PF708 or any other product candidates or products we develop;
•	injury to our reputation and significant negative media attention;
•	withdrawal of clinical trial participants or cancellation of clinical trials;
•	costs to defend the related litigation;
•	a diversion of management’s time and our resources;
•	substantial monetary awards to trial participants or patients;
•	regulatory investigations, product recalls, withdrawals or labeling, marketing or promotional restrictions;
•	loss of revenue; and
•	the inability to commercialize any products we develop.

Our inability to obtain and maintain sufficient product liability insurance at an acceptable cost and scope of coverage to protect against potential product liability claims could impact the commercialization of PF708 and any other products we develop. We currently carry product liability insurance in the amount of $15.0 million in the aggregate. Although we maintain such insurance, any claim that may be brought against us could result in a court judgment or settlement that is in excess of the limits of our insurance coverage. Our insurance policies also have various exclusions and deductibles, and we may be subject to a product liability claim for which we have no coverage. We will have to pay any amounts awarded by a court or negotiated in a settlement that exceed our coverage limitations or that are not covered by our insurance, and we may not have, or be able to obtain, sufficient capital to pay such amounts. Moreover, in the future, we may not be able to maintain insurance coverage at a reasonable cost or in sufficient amounts to protect us against losses. Since we have received FDA approval for Teriparatide Injection in the United States and if we obtain approval for marketing any of our product candidates, we may expand our insurance coverage to include the sale of such products; however, we may be unable to obtain this liability insurance on commercially reasonable terms.

Our employees, independent contractors, principal investigators, CROs, CMOs, consultants and collaboration partners may engage in misconduct or other improper activities, including noncompliance with regulatory standards and requirements and insider trading.

We are exposed to the risk that our employees, independent contractors, principal investigators, third-party clinical research organizations (CROs) and CMOs, consultants and collaboration partners may engage in fraudulent conduct or other illegal activity. Misconduct by these parties could include intentional, reckless and/or negligent conduct or unauthorized activities that violate: (1) regulations of the FDA and comparable foreign authorities, including those laws requiring the reporting of true, complete and accurate information to such authorities; (2) manufacturing standards; (3) federal and state healthcare fraud and abuse laws and regulations; or (4) laws that require the reporting of true and accurate financial information and data. In particular, sales, marketing and business arrangements in the healthcare industry are subject to extensive laws and regulations intended to prevent fraud, misconduct, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive programs and other business arrangements. These activities also include the improper use of information obtained in the course of clinical trials, which could result in regulatory sanctions and serious harm to our reputation. We have adopted a Code of Ethics and Conduct, but it is not always possible to identify and deter misconduct by employees and other third parties, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws or regulations. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business including the imposition of significant civil, criminal and administrative penalties, damages, monetary fines, possible exclusion from participation in Medicare, Medicaid and other federal healthcare programs, contractual damages, reputational harm, diminished profits and future earnings, and curtailment of our operations, any of which could adversely affect our ability to operate our business and our results of operations.

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

Our research and development and manufacturing activities and our third-party manufacturers’ and suppliers’ activities involve the controlled storage, use, and disposal of hazardous materials owned by us, including small quantities of acetonitrile, methanol, ethanol, ethidium bromide, compressed gases, and other hazardous compounds. We and our collaboration partners, manufacturers, and suppliers are subject to laws and regulations governing the use, manufacturing, storage, handling and disposal of these hazardous materials. In some cases, these hazardous materials and various wastes resulting from their use are stored at our and our manufacturers’ facilities pending their use and disposal. Although improbable, contamination is an unavoidable risk that could cause an interruption of our commercialization efforts, research and development efforts, business operations, environmental damage resulting in costly clean-up and liabilities under applicable laws and regulations governing the use, storage, handling, and disposal of these materials and specified waste products.

Although we believe that the safety procedures utilized by us and our third-party manufacturers for handling and disposing of these materials satisfy the requirements enforced by pertinent laws and regulations, we cannot guarantee that this is the case or eliminate the risk of accidental contamination or injury from these materials. In such an event, we may be held liable for any resulting damages and such liability could exceed our resources and state or federal or other applicable authorities may curtail our use of certain materials and interrupt our business operations.

We are also subject to numerous environmental, health, and workplace safety laws and regulations, including those governing laboratory procedures, and the handling of biohazardous materials. Although we maintain workers’ compensation insurance to cover us for costs and expenses, we may incur due to injuries to our employees resulting from the use of these materials, this insurance may not provide adequate coverage against potential liabilities. For claims not covered by workers’ compensation insurance, we also maintain an employer’s liability insurance policy in the amount of $1.0 million per occurrence and in the aggregate. We do not maintain insurance for environmental liability or toxic tort claims that may be asserted against us.

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

Although Teriparatide Injection has obtained regulatory approval from the FDA, PF708 may not be approved by other regulatory authorities and even if PF708 or our other product candidates obtain additional regulatory approvals, they may never achieve market acceptance or commercial success.

Although Teriparatide Injection has obtained regulatory approval from the FDA, and even if we obtain other regulatory approvals, Teriparatide Injection or any of our other product candidates, if approved, may not achieve market acceptance among physicians and patients and may not be commercially successful. The degree and rate of market acceptance of Teriparatide Injection, PF708, or any of our other product candidates for which we receive approval depends on a number of factors, including:

•	the performance of our collaboration partners, including Alvogen, Jazz, and Kangchen;
•	the safety and efficacy of the product as demonstrated in clinical trials;
•

whether we obtain an “A” therapeutic equivalence designation for Teriparatide Injection, which may allow the product to be automatically substituted for Forteo, depending on applicable laws and policies within each of the 50 states;

•	the clinical indications for which the product is approved;
•	acceptance by physicians, major operators of clinics and patients of the product as a safe and effective treatment;
•	whether we or Alvogen are able to obtain timely and adequate coverage and reimbursement for our products by key payors, such as Medicare Part D for Teriparatide Injection in the United States;
•	proper training and administration of our products by physicians, medical staff, and patients;
•	the potential and perceived advantages of our products over alternative treatments;
•

the cost of treatment in relation to alternative treatments and willingness to pay for Teriparatide Injection, PF708 and our other product candidates, if approved, on the part of physicians and patients;

•	relative convenience and ease of administration;
•	the prevalence and severity of adverse events; and
•	the effectiveness of our sales and marketing efforts.

Any failure by Teriparatide Injection or product candidates that obtain regulatory approval to achieve market acceptance or commercial success would materially adversely affect our results of operations and delay, prevent or limit our ability to generate revenue and continue our business.

Risks Relating to our Reliance on Third Parties

We are substantially dependent on the expertise of Alvogen, Jazz, and Kangchen to develop and commercialize Teriparatide Injection, and PF708 and certain other product candidates, if approved. If we fail to maintain our current strategic relationship with Alvogen, Jazz, Kangchen, or with any future collaboration partner, our business, commercialization prospects and financial condition may be materially adversely affected.

Because we have limited or no capabilities for commercial, manufacturing, sales, marketing and distribution, we have entered into alliances and may need to enter into additional alliances with other companies to develop and commercialize our products that we have developed and our product candidates. For example, to commercialize Teriparatide Injection and PF708 if approved in other territories, we have entered into collaboration agreements with Alvogen and Kangchen and the prospects for Teriparatide Injection and PF708 if approved outside the U.S., depends in part on the expertise, commercial skills, and financial strength of Alvogen and Kangchen. Under the Alvogen agreements, Alvogen has the exclusive right to commercialize and manufacture Teriparatide Injection in the United States, and PF708 in the EU, MENA, and the ROW not covered by the Kangchen agreement. We may be unable to establish or maintain this relationship with Alvogen on a commercially reasonable basis, if at all. In addition, Alvogen may have similar or more established relationships with our competitors. Moreover, the loss for any reason of Alvogen as a key partner could have a significant and adverse impact on our business. If we are unable to retain Alvogen as a partner on commercially acceptable terms, the commercialization of PF708 may not occur as planned and there could be delays in or suspension of the commercial launch of Teriparatide Injection in the U.S. Under the Kangchen agreement, we granted an exclusive license to Kangchen to commercialize PF708 in certain Asian countries, if approved, and a non-exclusive license to conduct development activities in such territories with respect to PF708. NT Pharma subsequently assigned its rights and obligations under its licenses to Kangchen. In addition, we entered into an agreement with Jazz, pursuant to which we have transferred the development, manufacturing and commercialization of certain product candidates.

In July 2016, we entered into a license and option agreement with Jazz, pursuant to which we and Jazz are collaboratively developing hematologic oncology products, including PF743 (JZP-458), a recombinant Erwinia asparaginase, and PF745 (JZP-341), a long-acting Erwinia asparaginase, and Jazz has the exclusive right to manufacture and commercialize such products throughout the world. In December 2017, we amended the agreement. As of June 30, 2020, we may be eligible to receive additional payments under the amended agreement of up to $162.5 million based on achievement of certain research and development, regulatory and sales-related milestones, bringing the total value of payments and potential payments associated with the collaboration to $224.5 million. In addition, we may be eligible to receive tiered royalties on worldwide sales of any products resulting from the collaboration at rates reduced from those under the 2016 agreement.

The prospects for Teriparatide Injection, and PF708 and the other product candidates developed under these collaborations depend on the expertise, development and commercial skills, and financial strength of Alvogen, Jazz, and Kangchen. Our collaborations with Alvogen, Jazz, Kangchen or any future collaboration partner may not be successful, and we may not realize the expected benefits from such collaborations, due to a number of important factors, including but not limited to the following:

•

Alvogen, Jazz, Kangchen, or any future collaboration partner may terminate their agreements with us prior to completing development or commercialization of Teriparatide Injection, PF708 or the other product candidates under the collaboration, in whole or in part, adversely impacting the potential approval and our revenue from licensed products;

•

the timing and amount of any payments we may receive under these agreements will depend on, among other things, the efforts, allocation of resources, and successful commercialization of Teriparatide Injection and PF708 by Alvogen or the relevant product candidates by Jazz, Kangchen, or any future collaboration partner, as applicable, under our agreements;

•	the timing and amounts of expense reimbursement that we may receive are uncertain; or
•	Alvogen, Jazz, Kangchen, or any future collaboration partner may change the focus of their development or commercialization efforts or pursue or emphasize higher priority programs.

A failure of Alvogen, Jazz, Kangchen or any future collaboration partner to successfully develop our product candidates which are covered by the collaboration, or to commercialize the Teriparatide Injection, PF708 or such other product candidates, or the termination of our agreements with Alvogen, Jazz, Kangchen, or any future collaboration partner, as applicable, may have a material adverse effect on our business, results of operations and financial condition.

We are dependent on Alvogen for the commercial manufacture and supply of Teriparatide Injection. The manufacture of Teriparatide Injection is complex and Alvogen may encounter difficulties in production, particularly with respect to scaling up Alvogen’s manufacturing capabilities of Teriparatide Injection.

The process of manufacturing Teriparatide Injection is complex, highly-regulated and subject to multiple risks. The manufacture of Teriparatide Injection, PF708, and our product candidates involves complex processes and is subject to the risks more fully described in the risk factor entitled “We rely on our collaboration partners, and other third parties, and in some cases a single third-party, to manufacture commercial, nonclinical and clinical supplies of our product candidates, supply key materials to manufacture our other product candidates, and to store critical components of our other product candidates for us. Our business could be harmed if those third parties fail to provide us with sufficient quantities of our other product candidates or fail to do so at acceptable quality levels or prices.”

We have transferred our manufacturing processes for Teriparatide Injection. The transfer of process to Alvogen, or to CMOs selected by Alvogen, and the actual manufacture of Teriparatide Injection by Alvogen or its selected CMOs, is subject to risk and may not ultimately be successful or may take longer to succeed than expected, which could delay or impair commercialization activities in the U.S., which would have an adverse effect on our business.

Reliance on Alvogen and third-party manufacturers entails risks to which we would not be subject if we manufactured Teriparatide Injection ourselves, including reliance on Alvogen or the third-party for regulatory compliance and quality assurance, the possibility of breach of the manufacturing agreement by Alvogen or the third-party because of factors beyond our control, including a failure to manufacture Teriparatide Injection in accordance with specifications, and the possibility of termination or nonrenewal of the agreement by Alvogen, based on its own business priorities, at a time that is costly or damaging to us. In addition, the FDA requires that Teriparatide Injection be manufactured according to cGMP. Any failure by Alvogen to comply with cGMP or failure to scale up manufacturing processes, including any failure to deliver sufficient quantities of Teriparatide Injection or PF708 in a timely manner, could lead to delay in, or failure to obtain, regulatory approval of PF708 in territories outside the U.S. In addition, failure to comply with cGMP could be the basis for the FDA to issue a warning letter, withdraw approvals previously granted to us or our collaboration partners, or take other regulatory or legal action, including recall or seizure of Teriparatide Injection, PF708 or other product candidate, total or partial suspension of production, suspension of on-going clinical trials, refusal to approve pending applications or supplemental applications, detention of product, refusal to permit the import or export of products, injunction, or imposing civil and criminal penalties.

Because we have received FDA approval for Teriparatide Injection, Alvogen is obligated to use diligent efforts to continue to develop, manufacture and commercialize Teriparatide Injection at Alvogen’s cost and expense. We and Alvogen have not yet identified alternate suppliers for Teriparatide Injection, nor have we identified alternate suppliers for any other product candidate, in the event the current CMOs we utilize are unable to scale to commercial production, pass required preapproval inspections, or if we otherwise experience any problems with them. Although we believe alternative third-party suppliers with the necessary manufacturing and regulatory expertise and facilities exist, it would be expensive and take a significant amount of time to arrange for, and qualify, alternative suppliers. Furthermore, if Alvogen is required to identify, qualify and contract with new manufacturing suppliers of Teriparatide Injection or PF708, Alvogen would need to demonstrate to the satisfaction of the FDA in a bridging study that any new supply of Teriparatide Injection is substantially the same as the previous supply of Teriparatide Injection. A bridging study may require further clinical testing, including testing in patients. We cannot assure you that we can arrange for alternative third-party manufacturing sources for Teriparatide Injection on commercially reasonable terms or in a timely manner, or that such manufacturers or collaboration partners will be capable of manufacturing Teriparatide Injection in compliance with cGMP and to FDA’s satisfaction.

Any significant disruption in our supplier relationships could harm our business. Any significant delay in the supply of a product candidate or its key materials for an ongoing clinical study could considerably delay completion of our clinical studies, product testing and potential regulatory approval of our product candidates. If Alvogen, our manufacturers or we are unable to purchase these key materials for Teriparatide Injection, the commercial launch of Teriparatide Injection could be delayed or there would be a shortage in supply, which would impair our ability to generate revenues from the sale of Teriparatide Injection.

We rely on our collaboration partners, and other third parties, and in some cases a single third-party, to manufacture commercial, nonclinical and clinical supplies our product candidates, supply key materials to manufacture our other product candidates, and to store critical components of our other product candidates for us. Our business could be harmed if those third parties fail to provide us with sufficient quantities of our other product candidates or fail to do so at acceptable quality levels or prices.

We do not currently have the infrastructure or capability internally to manufacture supplies of our product candidates for use in clinical studies, and we lack the resources and the capability to manufacture any of our product candidates on a clinical or commercial scale. We rely on Alvogen, our collaboration partners, and other third-party manufacturers, including with respect to PF708, to manufacture PF708 or our product candidates for preclinical and clinical studies, and commercial supply. Alvogen will also supply Kangchen with PF708 if requested by Kangchen. We have transferred the manufacturing techniques related to PF708 to Alvogen. Moreover, the market for contract manufacturing services for protein therapeutics is highly cyclical, with periods of relatively abundant capacity alternating with periods in which there is little available capacity. If our need for contract manufacturing services increases during a period of industry-wide production capacity shortage, we may not be able to produce our product candidates on a timely basis or on commercially viable terms. Although we generally do not begin a clinical study unless we believe we have a sufficient supply of a product or product candidate to complete such study, any significant delay or discontinuation in the supply of a product or product candidate for an ongoing clinical study due to the need to replace a third-party manufacturer could considerably delay completion of our clinical studies, product testing, and potential regulatory approval of our current product candidates, which could harm our business and results of operations.

Reliance on Alvogen, our collaboration partners, and other third-party manufacturers entails additional risks, including reliance on the third-party for regulatory compliance and quality assurance, the possible breach of the manufacturing agreement by the third-party, and the possible termination or nonrenewal of the agreement by the third-party at a time that is costly or inconvenient for us. In addition, Alvogen, our collaboration partners, and other third-party manufacturers may not be able to comply with cGMP, or similar regulatory requirements outside the United States. Our failure, or the failure of Alvogen, our collaboration partners, or other third-party manufacturers, to comply with applicable regulations could result in sanctions being imposed on us, including fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of products, operating restrictions, untitled or warning letters, suspension of ongoing clinical trials, refusal to approve pending applications or supplemental applications, and criminal prosecutions, any of which could significantly and adversely affect supplies of PF708 or any other product candidates or products that we may develop. Any failure or refusal to supply the components for PF708 or our other product candidates that are being developed could delay, prevent or impair clinical development or commercialization efforts. If our manufacturers were to breach or terminate their manufacturing arrangements with us, the development or commercialization of the affected products or product candidates could be delayed, which could have an adverse effect on our business. Any change in our manufacturers could be costly because the commercial terms of any new arrangement could be less favorable and because the expenses relating to the transfer of necessary technology and processes could be significant.

In order to produce the quantities of Teriparatide Injection necessary to meet anticipated market demand, Alvogen or any manufacturer that we and our collaboration partners engage may need to increase manufacturing capacity. If we, Alvogen, our collaboration partners, or our manufacturers are unable to produce Teriparatide Injection, PF708 for commercial sales or for clinical studies, or any of our product candidates in sufficient quantities to meet the requirements for the launch of these products or to meet future demand, our revenue and gross margins could be adversely affected. Although we currently believe that we, Alvogen, our collaboration partners, and our manufacturers will not have any material supply issues, we cannot be certain that we will be able to obtain long-term supply arrangements for PF708 or any of our other product candidates or materials used to produce such product candidate on acceptable terms, if at all. If we, Alvogen, or our collaboration partners are unable to arrange for manufacturing, either through a third-party or Alvogen, or to do so on commercially reasonable terms, we may not be able to market Teriparatide Injection or complete development of or market any of our other product candidates.

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

Our existing product development and/or commercialization arrangements, and any that we may enter into in the future, may not be successful, which could adversely affect our ability to generate revenues from Teriparatide Injection and develop and commercialize PF708 and our other product candidates.

We are a party to collaboration arrangements with other pharmaceutical companies for the development and/or commercialization of Teriparatide Injection, PF708 and our current and future product candidates. In such alliances, we would expect our collaboration partners to provide substantial capabilities in clinical development, manufacturing, regulatory affairs, sales and marketing, both in the United States and internationally. For example, to commercialize Teriparatide Injection and PF708, we have entered into collaboration agreements with Alvogen and NT Pharma and the prospects for Teriparatide Injection and PF708 depend in part on the expertise, development and commercial skills, and financial strength of Alvogen and NT Pharma. Under the Alvogen agreements, Alvogen has the exclusive right to commercialize and manufacture PF708 in the United States, EU, MENA, and the ROW not covered by the NT Pharma agreement. Under the Kangchen agreement, we granted an exclusive license to Kangchen to commercialize PF708 in certain Asian countries and a non-exclusive license to conduct development activities in such territories with respect to PF708. NT Pharma subsequently assigned its rights and obligations under its licenses to Kangchen.

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
•

a dispute may arise between us and a collaboration partner concerning the commercialization of Teriparatide Injection or PF708 or the research, development, or commercialization of another product candidate resulting in a delay in milestones, royalty payments or termination of a program and possibly resulting in costly litigation or arbitration which may divert management attention and resources;

•	the results of our clinical trials may not match our collaboration partners’ expectations, even if statistically significant;
•	a collaboration partner may not adequately protect or enforce the intellectual property rights associated with a product or product candidate; and
•	a collaboration partner may use our proprietary information or intellectual property in such a way as to invite litigation from a third-party.

Any such activities by our current or future collaboration partners could adversely affect us financially and could harm our business reputation.

In addition to product development and commercialization capabilities, we may depend on our alliances with other companies to provide substantial additional funding for development and commercialization of Teriparatide Injection, and PF708 and other product candidates, if approved. We may not be able to obtain funding on favorable terms from these alliances, and if we are not successful in doing so, we may not have sufficient funds to develop a particular product candidate internally, or to bring product candidates to market. Failure to bring our product candidates to market will prevent us from generating sales revenue, and this may substantially harm our business. Furthermore, any delay in entering into these alliances could delay the development and commercialization of our product candidates and reduce their competitiveness even if they reach the market. As a result, our business and operating results may be adversely affected.

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

We will continue to rely upon medical institutions, clinical investigators and contract laboratories to conduct our trials in accordance with our clinical protocols and in accordance with applicable legal and regulatory requirements. These third parties play a significant role in the conduct of these trials and the subsequent collection and analysis of data from the clinical trials. These third parties are not our employees, and except for remedies available to us under our agreements with such third parties, there is no guarantee that any such third-party will devote adequate time and resources to our clinical trial. If our CRO or any other third parties upon which we rely for administration and conduct of our clinical trials do not successfully carry out their contractual duties or obligations or meet expected deadlines, if they need to be replaced or if the quality or accuracy of the clinical data they obtain is compromised due to the failure to adhere to our clinical protocols, regulatory requirements, or for other reasons, or if they otherwise perform in a substandard manner, our clinical trials may be extended, delayed, suspended or terminated, and we may not be able to complete development of, seek or obtain regulatory approval for, or successfully commercialize our product candidates. We plan to rely heavily on these third parties for the execution of clinical trials for products we are developing or may develop in the future and will control only certain aspects of their activities. Nevertheless, we are responsible for ensuring that each of our clinical trials is conducted in accordance with the applicable protocol, legal, regulatory and scientific standards, and our reliance on our CRO does not relieve us of our regulatory responsibilities.

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

Our existing agreements with our collaboration partners, including Alvogen, Jazz, and Kangchen, and any future collaboration agreements we may enter into, are generally subject to termination by the counterparty on short notice upon the occurrence of certain circumstances. Accordingly, even if we believe that the development of product candidates is worth pursuing, our partners may choose not to continue with such development. If any of our collaborations are terminated, such as the termination of our collaboration with Pfizer in August 2016, we may be required to devote additional resources to the development of our product candidates or seek a new collaboration partner on short notice, and the terms of any additional collaboration or other arrangements that we establish may not be favorable to us.

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

Patents granted by the European Patent Office may be opposed by any person within nine months from the publication of their grant and, in addition, may be challenged before national courts at any time. Furthermore, even if they are unchallenged, our patents and patent applications may not adequately protect our intellectual property or prevent others from designing around our claims. If the breadth or strength of protection provided by the patents and patent applications we hold, license or pursue with respect to our product candidates is threatened, it could threaten our ability to commercialize PF708 or our product candidates. In addition, recent changes to the patent laws of the United States provide additional procedures for third parties to challenge the validity of issued patents based on patent applications filed after March 15, 2013. If the breadth or strength of protection provided by the patents and patent applications we hold or pursue with respect to PF708, our current or future product candidates is challenged, then it could threaten our ability to commercialize PF708, our current or future product candidates and could threaten our ability to prevent competitive products from being marketed. Further, if we encounter delays in our clinical trials, the period of time during which we could market our current or future product candidates under patent protection would be reduced. Since patent applications in the United States and most other countries are confidential for a period of time after filing, we cannot be certain that we were the first to either (i) file any patent application related to our product candidates, or (ii) invent any of the inventions claimed in our patents or patent applications. Furthermore, for applications filed before March 16, 2013, or patents issuing from such applications, an interference proceeding can be provoked by a third-party or instituted by the United States Patent and Trademark Office (USPTO), to determine who was the first to invent any of the subject matter covered by the patent claims of our applications and patents. As of March 16, 2013, the United States transitioned to a “first-to-file” system for deciding which party should be granted a patent when two or more patent applications are filed by different parties claiming the same invention. A third-party that files a patent application in the USPTO before us could therefore be awarded a patent covering an invention of ours even if we had made the invention before it was made by the third-party. The change to “first-to-file” from “first-to-invent” is one of the changes to the patent laws of the United States resulting from the Leahy-Smith America Invents Act (Leahy-Smith Act) signed into law on September 16, 2011. Among some of the other significant changes to the patent laws are changes that limit where a patentee may file a patent infringement suit and provide opportunities for third parties to challenge any issued patent in the USPTO. It is not yet clear what, if any, impact the Leahy-Smith Act will have on the operation of our business. However, the Leahy-Smith Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents, all of which could have a material adverse effect on our business and financial condition. For example, on May 7, 2020, GlaxoSmithKline Biologicals S.A. (“GSK”) filed a petition for inter partes review of U.S. Pat. No. 8,530,171 (“the ‘171 patent,” entitled “High Level Expression of Recombinant Toxin Proteins”), which is owned by the Company, with the Patent Trial and Appeal Board (“PTAB”) of the U.S. Patent and Trademark Office. The ‘171 patent relates to the field of recombinant toxin protein production in bacterial hosts, in particular, to production processes for obtaining high levels of a recombinant CRM197, from a bacterial host. On May 27, 2020, GSK filed a second petition for inter partes review of the ‘171 patent. These two petitions, IPR2020-00890 and IPR2020-00962, sought, inter alia, that certain claims in the ‘171 patent are invalid. Institution decisions by the PTAB for IPR2020-00890 and IPR2020-00962 are expected within the 2020 calendar year, and final written decisions on the validity of the challenged claims of the ‘171 patent, if these two petitions are instituted by the PTAB, are expected by the end of 2021.

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

Although the Teriparatide Injection has been approved by the FDA and even if PF708 is approved in the EU, we or our collaboration partner may be delayed in selling Teriparatide Injection or PF708 due to direct or indirect legal challenges.

Although Teriparatide Injection has received marketing approval in the U.S. and even if PF708 receives marketing approval in the EU, we may also be subject to direct legal challenges from Eli Lilly, the manufacturer of Forteo, and we could be delayed or prevented from launching PF708 as a result of court orders, regulatory stays, or the time necessary to resolve such challenges. For instance, we are aware of at least two instances of a third-party being subject to litigation initiated by Eli Lilly on a product purporting to be a generic version of Eli Lilly’s Forteo (teriparatide [rDNA origin] injection) product. In accordance with regulatory requirements we provided notice of Paragraph IV certification (Notice Letter) to Eli Lilly on February 19, 2019 that PF708 does not infringe any valid claim of the ‘334 patent. Under the Hatch-Waxman Act, Eli Lilly had 45 days from the receipt of the Notice Letter to file a patent infringement lawsuit against Pfenex that would cause a 30-month litigation stay of approval for PF708. On April 11, 2019 we announced the expiration of the 45-day period for Eli Lilly to file a lawsuit under the Hatch-Waxman Act and stay the approval of PF708 for 30 months. Eli Lilly did not file a lawsuit within this time period, and there was no 30-month litigation stay delaying FDA approval of PF708.

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

There has been substantial litigation and other proceedings regarding patent and other intellectual property rights in the pharmaceutical industry. In addition to infringement claims against us, we may become a party to other patent litigation and other proceedings, including interference, derivation or post-grant proceedings declared or granted by the USPTO and similar proceedings in foreign countries, regarding intellectual property rights with respect to our current or future products. For example, on May 6, 2019, Pfenex filed two petitions for inter partes review of U.S. Patent No. 9,422,345 (“the ‘345 patent”, entitled “Expression System”), which is owned by GlaxoSmithKline Biologicals S.A., with the Patent Trial and Appeal Board (“PTAB”) of the U.S. Patent and Trademark Office. The ‘345 patent relates to polynucleotides that express diphtheria toxins, including the diphtheria toxin mutant CRM197. These two petitions, IPR2019-01027 and IPR2019-01028, seek, inter alia, a determination that certain claims in the ‘345 patent are invalid. On August 9, 2019, Pfenex filed a third petition for inter partes review of the ‘345 patent with the PTAB of the U.S. Patent and Trademark Office. The third petition, IPR2019-01478, seeks, inter alia, a determination that certain claims in the ‘345 patent are invalid. On November 13, 2019, the Board instituted trial on the invalidity grounds in IPR2019-01028 but exercised its discretion not to institute trial on IPR2019-01027 under its rules for multiple petitions. On February 10, 2020, the Board exercised its discretion not to institute trial on IPR2019-01478. The final written decision for IPR2019-01028 is expected by the end of 2020. We cannot predict the ultimate outcome of our invalidity claims related to the ‘345 patent. If the claims of the ‘345 patent are upheld as valid and we are unable to enter into licenses on commercially acceptable terms, we could be prevented from commercializing a product or be forced to cease some aspects of our business operations. Third parties may submit applications for patent term extensions in the United States and/or supplementary protection certificates in the EU member States seeking to extend certain patent protection which, if approved, may interfere with or delay the launch of one or more of our biosimilar or vaccine products. The cost to us of any patent litigation or other proceeding, even if resolved in our favor, could be substantial. Some of our competitors may be able to sustain the costs of such litigation or proceedings more effectively than we can because of their substantially greater financial resources. Patent litigation and other proceedings may also absorb significant management time. Uncertainties resulting from the initiation and continuation of patent litigation or other proceedings could impair our ability to compete in the marketplace. The occurrence of any of the foregoing could have a material adverse effect on our business, financial condition or results of operations. We may become involved in lawsuits to protect or enforce our inventions, patents or other intellectual property or the patents of our licensors, which could be expensive and time consuming.

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

The research, development, testing, manufacturing, labeling, packaging, approval, promotion, advertising, storage, marketing, distribution, post-approval monitoring and reporting, and export and import of drug and biologic products are subject to extensive regulation by the FDA and other regulatory authorities in the United States, by the EMA and Competent Authorities of the Member States of the EEA, and by other regulatory authorities in other countries, and regulations differ from country to country. Neither we nor any collaboration partner is permitted to market any product candidate in the United States until approval from the FDA is received, or in the EEA until we receive European Commission authorization or approval from one or more Competent Authorities of the Member States of the EEA, as applicable. The time required to obtain approval from regulatory authorities is unpredictable, typically takes many years following the commencement of clinical trials, and depends upon numerous factors, including the substantial discretion of such regulatory authorities. In addition, approval policies, regulations, or the type and amount of clinical data necessary to gain approval may change during the course of a product candidate’s clinical development and may vary among jurisdictions, which may cause delays in the filing of an application and/or the approval or the decision not to approve an application. In May 2019, Alvogen, our collaboration partner, submitted a centralized application to the EMA for PF708, and the application was accepted for review. In June 2020, the CHMP of the EMA adopted a positive opinion recommending marketing authorization for PF708.

In October 2019, Alvogen’s partner SAJA submitted a Marketing Authorization Application (MAA) for PF708 to the Kingdom of Saudi Arabia's Saudi Food and Drug Authority (SFDA). In December 2019, Alvogen’s partner Theramax submitted an MAA for

PF708 to the Health Authority of Switzerland. In January 2020, Alvogen’s partner PharmBio submitted an MAA for PF708 to the Korean Ministry of Food and Drug Safety. In June 2020, Alvogen’s partner Kamada submitted an MAA for PF708 to the Health Authority of Israel. In July 2020, Alvogen’s partner JAMP submitted an MAA for PF708 to the Health Authority of Canada. We received approval from the FDA for Teriparatide Injection in October 2019. Other than the approval from the FDA for Teriparatide Injection, neither we nor our collaboration partners have obtained regulatory approval for any other product candidate and it is possible that none of our other existing product candidates or any product candidates we may seek to develop in the future will ever obtain regulatory approval.

Applications for our product candidates could fail to receive regulatory approval or their regulatory approval could be delayed for many reasons, including but not limited to the following:

•

the data collected from clinical studies of our product candidates may not be sufficient to support the submission of a BLA under the section 351(a) pathway of the PHSA; an NDA under the section 505(b)(2) of the Food, Drug, and Cosmetic Act; a BLA for a biosimilar product application under the section 351(k) pathway of the PHSA, a marketing authorization under Article 6 of Regulation (EC) No. 726/2004 and/or Article 8(3), 10(1), 10(3) or 10a of Directive 2001/83/EC in the EEA, a biosimilar marketing authorization under Article 6 of Regulation (EC) No. 726/2004 and/or Article 10(4) of Directive 2001/83/EC in the EEA, or other submission or to obtain regulatory approval in the United States, the EEA, or elsewhere;

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

If we fail to obtain approval for our most advanced product candidates or if Teriparatide Injection, PF708 or our most advanced product candidates are not commercially successful, we may have to curtail our product development programs and our business would be materially harmed.

We have invested a significant portion of our time, financial resources and efforts in the development of PF708 and our other product candidates. The clinical and commercial success of our product candidates and the commercial success of Teriparatide Injection will depend on a number of factors, including our and our collaboration partners’ ability to assure the following:

•

timely and successful completion of all necessary clinical trials, which may be significantly slower or cost more than we currently anticipate and will depend substantially upon the accurate and satisfactory performance of third-party contractors;

•

whether and when we obtain an “A” therapeutic equivalence designation for Teriparatide Injection, which may allow the product to be automatically substituted for Forteo, depending on applicable laws and policies within each of the 50 states;

•

our ability to find suitable collaboration partners to develop our current product candidates or our ability to obtain substantial additional sources of funding to develop our current product candidates;

•	timely receipt of necessary marketing approvals from the FDA, the European Commission, and similar foreign regulatory authorities;
•	maintaining an acceptable safety and adverse event profile of Teriparatide Injection, PF708 and any other product candidates following approval;
•	achieving and maintaining compliance with all regulatory requirements applicable to our product candidates, including PF708, and Teriparatide Injection, or any other approved products;
•	making arrangements with third-party manufacturers for, or establishing, commercial manufacturing capabilities;
•	commercial sales of Teriparatide Injection, PF708 and our other product candidates, if and when approved, whether alone or in collaboration with others;
•

whether we or our collaboration partners are able to obtain timely and adequate coverage and reimbursement for our newly approved products by key payors, such as Medicare Part D for Teriparatide Injection in the United States;

•	obtaining and maintaining patent and trade secret protection and regulatory exclusivity, where available, for our current product candidates;
•	the availability, perceived advantages, relative cost, relative safety and relative efficacy of alternative and competing treatments;
•	acceptance of Teriparatide Injection, or our products candidates, if approved, by patients, the medical community and third-party payors; and
•	the ability to raise additional capital on acceptable terms to achieve our goals.

If we and our collaboration partners are unable to seek and obtain regulatory approval or adequate coverage and reimbursement for Teriparatide Injection or of our product candidates in a timely manner or at all, we may never realize revenue from these products and we may have to curtail our other product development programs. As a result, our business, financial condition and results of operations would be materially harmed.

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

These and other consequences of the novel coronavirus outbreak may worsen in countries that are already afflicted with the virus and/or could spread to additional countries, each of which may further impact our or our collaboration partners’ clinical trials or studies. The global outbreak of the novel coronavirus continues to evolve, and the conduct of our and our collaboration partners’ clinical trials and studies may be adversely affected, despite efforts to mitigate this impact. For example, we could experience delays in initiating and conducting a comparative use human factors study to generate the additional data requested by the FDA to evaluate the therapeutic equivalence of Teriparatide Injection and Forteo. Any delays in our and our collaboration partners’ clinical trials could adversely affect our ability to obtain regulatory approval for and to commercialize our product candidates and would have a material adverse effect on our financial condition and results of operations.

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

If the FDA approves other therapeutic equivalent or generic products with Forteo as the listed drug and these drug products are successfully commercialized, Teriparatide Injection may face additional competition and our business could suffer.

Other companies may seek FDA approval to manufacture and market therapeutic equivalent or generic product versions of Forteo. In October 2017, the FDA issued a draft guidance document that identified standards by which chemically manufactured, or synthetic, versions of Forteo may be approved under the 505(j), or ANDA, regulatory pathway, which would not require the conduct of a comparative clinical trial in patients for approval of the product. Teva Pharmaceuticals USA, Inc. has filed an ANDA referencing Forteo that, if approved, could compete with Teriparatide Injection. Apotex Corp. also has submitted an ANDA for a generic version of Forteo and other generic drug manufacturers may have filed and/or in the future may file ANDAs referencing Forteo. Products approved under the ANDA pathway are considered generic drugs, and generally are approved as therapeutic equivalents to the listed product, and therefore may be automatically substituted for the listed drug, depending on health care statutes and policies within each of the 50 states. The potential automatic substitution of these generic products may adversely affect our collaboration partner’s ability to generate revenue with Teriparatide Injection. If other therapeutic equivalent or generic product versions of Forteo are approved and successfully commercialized, Alvogen may never achieve significant market share for Teriparatide Injection, our revenue would be reduced and, as a result, our business, prospects and financial condition could suffer.

If Teriparatide Injection does not receive an “A” therapeutic equivalence designation from the FDA, our business may suffer.

In addition to obtaining FDA approval of our PF708 NDA, we and Alvogen have been seeking an “A” therapeutic equivalence designation for Teriparatide Injection relative to the listed drug Forteo, which may permit Teriparatide Injection to be automatically substituted for Forteo, depending on applicable laws and policies within each of the 50 states. Consistent with our interactions with the FDA and its draft guidance document on demonstrating the therapeutic equivalence of drug-device combination products, we completed a comparative human factors study comparing Teriparatide Injection and Forteo, designed to further support a finding that Teriparatide Injection is therapeutically equivalent to Forteo. On October 14, 2019, we announced the completion of this comparative use human factors study and our submission of the final study report to the FDA. In April 2020, we announced that the FDA informed Alvogen that the submitted CUHF was insufficient to support a TE determination. Subsequently, the FDA provided additional direction via General Advice Letter about the methodology to be used in a new CUHF study necessary to support a TE determination in July 2020. Alvogen has provided an updated CUHF protocol to the FDA and intends to commence the study after receiving feedback from the FDA. The FDA’s July 2020 letter also indicated that its feedback on the CUHF Study is not intended to suggest that all other aspects of the Teriparatide Injection TE determination have been demonstrated. We continue work with both Alvogen and the FDA in pursuit of a therapeutic equivalence designation. We cannot assure you that FDA will grant an “A” therapeutic equivalence designation to Teriparatide Injection relative to Forteo, or that the FDA will make a timely decision regarding therapeutic equivalence. In June 2020, Alvogen commercially launched Teriparatide Injection in the U.S., while the FDA’s evaluation of the therapeutic equivalence of Teriparatide Injection to Forteo is ongoing. If we do not receive an “A” therapeutic equivalence designation at all or in a timely manner, this may significantly impact Alvogen’s ability to maximize revenues in the marketplace and could have a material adverse effect on our royalty revenues.

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

Separately, in response to the global COVID-19 pandemic, on March 10, 2020, the FDA announced its intention to postpone most foreign inspections of manufacturing facilities and products, and subsequently, on March 18, 2020, the FDA announced its intention to temporarily postpone routine surveillance inspections of domestic manufacturing facilities. Although the FDA recently announced it would begin resuming some inspections of domestic manufacturing facilities, the FDA’s ability to conduct inspections may continue to be disrupted for some time, and regulatory authorities outside the United States may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic. If a prolonged government shutdown occurs, or if global health concerns continue to prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews or other regulatory activities or making accommodations to continue, it could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

Failure to obtain regulatory approval in each regulatory jurisdiction would prevent us and our collaboration partners from marketing our products to a larger patient population and reduce our commercial opportunities.

In order to market our products in the EU, the United States and other jurisdictions, we or our collaboration partners must obtain separate regulatory approvals and comply with numerous and varying regulatory requirements. For example, in the EU, the EMA is responsible for the assessment of centralized marketing authorization applications for human medicines. This procedure results in a single marketing authorization granted by the European Commission that is valid in all EU Member States, as well as in EEA States Iceland, Liechtenstein and Norway. The time required to obtain approval abroad may differ from that required to obtain FDA approval. When a marketing authorization application is submitted to the EMA, a related scientific evaluation is conducted by the EMA’s CHMP, and a scientific opinion is prepared concerning the suitability of the product for authorization. This scientific opinion is sent to the European Commission which decides on the grant of marketing authorization. In accordance with the centralized procedure, the maximum timeframe for the evaluation of an MAA is 210 days. This excludes clock stops during which additional information or written or oral explanation is to be provided by the applicant in response to questions of the CHMP.

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

Teriparatide Injection, PF708, and any of our other product candidates, if approved, will be subject to ongoing regulatory review.

Teriparatide Injection, PF708 and any of our other product candidates, if approved, will be subject to ongoing regulatory review with respect to manufacturing, labeling, packaging, storage, advertising, promotion, sampling, record-keeping, conduct of post-marketing studies, and submission of safety, efficacy, and other post-market information, including both federal and state requirements in the United States and requirements of comparable foreign regulatory authorities. Manufacturers and manufacturers’ facilities are required to comply with extensive FDA and comparable foreign regulatory authority requirements, including ensuring that quality control and manufacturing procedures conform to cGMP. As such, we, our collaboration partners, and our contract manufacturers will be subject to continual and unannounced review and inspections by the regulatory authorities governing the markets in which we wish to sell our products. Accordingly, we, our collaboration partners and others with whom we work must continue to expend time, money, and effort in all areas of regulatory compliance, including manufacturing, production, and quality control.

The Teriparatide Injection NDA and any regulatory approvals that we and our collaboration partners may receive for PF708 or any of our other product candidates may be subject to limitations on the approved indicated uses for which the product may be marketed or on other conditions of approval, or contain requirements for potentially costly post-marketing testing, including Phase 4 trials, and surveillance to monitor the safety and efficacy or the safety, purity, and potency of the product. We and our collaboration partners will be required to promptly report any serious and unexpected adverse events and certain quality or production problems with our products to regulatory authorities, as well as submit other periodic reports. Any new legislation addressing drug or biologic product safety issues could result in delays in product development or commercialization, or increased costs to assure compliance. We and our collaboration partners will have to comply with requirements concerning advertising and promotion for our products. Promotional communications with respect to prescription drug and biologic products are subject to a variety of legal and regulatory restrictions and must be consistent with the information in the product’s approved labeling. As such, we will not be allowed to promote our products for indications or uses for which they do not have approval. The holder of an approved NDA, BLA, or marketing authorization application must submit new or supplemental applications and obtain prior approval for certain changes to the approved product, product labeling, or manufacturing process. We or our collaboration partners could also be asked to conduct post-marketing clinical studies to verify the safety and efficacy of our products in general or in specific patient subsets. An unsuccessful post-marketing study or failure to complete such a study could result in penalties or other adverse consequences, up to and including potential withdrawal of marketing approval.

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

We received FDA approval for Teriparatide Injection in October 2019. Because Alvogen is commercializing Teriparatide Injection, Alvogen will be subject to healthcare regulation and enforcement by the U.S. federal government and the states related to Teriparatide Injection. If we or our collaboration partners commercialize PF708 or our other product candidates, we or they will be subject to analogous healthcare regulation and enforcement in the applicable jurisdictions in which we or they commercialize our product candidates. These laws include anti-kickback, fraud and abuse, false claims, and sunshine laws and regulations. In the United States, for example, the federal Anti-Kickback Statute (AKS) prohibits, among other things, knowing and willful solicitation, offer, receipt, or payment of remuneration, directly or indirectly, by persons and entities in exchange for or to induce either the referral of patients for, or the purchase, order, arrangement or recommendation of any good or service that would be paid for in whole or part by Medicare, Medicaid or other federal health care programs. Remuneration has been broadly defined to include anything of value, including cash, improper discounts, and free or reduced price items and services. Violations of the AKS may also result civil and criminal penalties, including criminal fines and imprisonment, or exclusion from federal healthcare programs. Liability under the AKS may be established without proving actual knowledge of the statute or specific intent to violate it, and a claim including items or services resulting from a violation of the AKS constitutes a false or fraudulent claim for purposes of the federal civil False Claims Act. The federal civil False Claims Act (FCA) imposes liability on persons who, among other things, present or cause to be presented false or fraudulent claims for payment of government funds. Actions under the FCA may be brought by as qui tam actions by private individuals in the name of the government. Violations of the FCA can result in significant mandatory monetary penalties per false claim or statement, treble damages and exclusion from federal health care programs. The federal Physician Payments Sunshine Act requires, among other parties, certain manufacturers of drugs for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program to report annually to CMS information related to payments and other transfers of value made to physicians (as defined by statute), certain other health care providers beginning in 2022, and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members.

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

If efforts by manufacturers of listed products to delay or limit the use of therapeutic equivalent products are successful, sales of therapeutic equivalent products may suffer.

Many manufacturers of listed products have increasingly used legislative, regulatory and other means in attempts to delay regulatory approval of and competition from therapeutic equivalent products. If these or other efforts to delay or block competition are successful, we or our collaboration partners may be unable to sell our therapeutic equivalent product candidates, which could have a material adverse effect on our sales and profitability.

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

As Alvogen commercializes Teriparatide Injection, a significant portion of the product’s revenue may be obtained through government payors, such as Medicare and Medicaid. For example, we expect that a substantial proportion of the U.S. market for Teriparatide Injection could be subject to coverage and reimbursement under the federal healthcare program Medicare Part D. Any delay or failure by Alvogen to obtain adequate coverage for Teriparatide Injection or to qualify for or receive adequate reimbursement under these programs could impact Alvogen’s ability to maximize revenues in the marketplace and could have a material adverse effect on revenues from such products.

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

In addition, legislative changes have been proposed and adopted in the U.S. since the ACA was enacted. For example, beginning April 1, 2013, Medicare payments for all items and services, including drugs and biologics, were reduced by 2% per fiscal year under the sequestration required by the Budget Control Act of 2011, as amended by the American Taxpayer Relief Act of 2012. Subsequent legislation extended the 2% reduction to 2029. The CARES Act, which was signed into law on March 27, 2020, designed to provide financial support and resources to individuals and businesses affected by the COVID-19 pandemic, suspended these reductions from May 1, 2020 through December 31, 2020, and extended the sequester by one year, through 2030. In addition, on January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, further reduced Medicare payments to several providers, including hospitals. We expect that additional healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal, state and foreign governments will pay for healthcare products and services, which could result in reduced demand for Teriparatide Injection or our product candidates, if approved, or additional pricing pressures.

With the approval of Teriparatide Injection, we anticipate that Alvogen will need to participate in the Medicaid Drug Rebate program. Participation is required for federal funds to be available for our covered outpatient drugs under Medicaid and, if applicable, Medicare Part B. Under the Medicaid Drug Rebate Program, we or our collaboration partners would be required to pay a rebate to each state Medicaid program for our covered outpatient drugs that are dispensed to Medicaid beneficiaries and paid for by a state Medicaid program as a condition of having federal funds being made available to the states for our drugs under Medicaid and, if applicable, Part B of the Medicare program.

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

If we or our collaboration partners successfully commercialize Teriparatide Injection, PF708 or any of our product candidates and if we or our collaboration partners participate in the Medicaid drug rebate program or other governmental pricing programs, failure to comply with reporting and payment obligations under these programs could result in additional reimbursement requirements, penalties, sanctions, and fines which could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

The Medicaid Drug Rebate Program and other governmental pricing programs require participating manufacturers to report pricing data to various government agencies. Pricing calculations vary among products and programs and include average manufacturer price and best price for the Medicaid Drug Rebate Program, average sales price for certain categories of drugs that are paid under Part B of the Medicare program, and non-federal average manufacturer price for the VA FSS pricing program. If we or our collaborators successfully commercialize Teriparatide Injection, PF708 or any of our other product candidates and participate in such governmental pricing programs, we or our collaboration partners will be liable for errors associated with submission of pricing data. That liability could be significant. For example, knowing submission of false average manufacturer price, average sales price, best price, or non-federal average manufacturer price information to the government, or failure to timely submit such information, could result in liability for significant civil monetary penalties. The foregoing also could be grounds for other sanctions, such as termination from the Medicaid Drug Rebate Program.

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

Our future results of operations depend on our future collaboration partners’ ability to obtain regulatory approval for and commercialize our proposed biosimilar products. To obtain regulatory approval for the commercial sale of these product candidates, those partners will be required to demonstrate to the satisfaction of regulatory authorities that, among other things, our proposed biosimilar products are highly similar to biological products already licensed by the FDA pursuant to BLAs, notwithstanding minor differences in clinically inactive components, and that they have no clinically meaningful differences as compared to the marketed biological products in terms of the safety, purity and potency of the products. In the EEA, the similar nature of a biosimilar and a listed product is demonstrated by comprehensive comparability studies covering quality, biological activity, safety and efficacy.

To make a final determination of biosimilarity or interchangeability, regulatory authorities may require additional confirmatory information beyond what our collaboration partners plan to initially submit in applications for approval, such as more in-depth analytical characterization, animal testing, or further clinical studies. Provision of sufficient information for approval may prove difficult and expensive. We cannot predict whether any of our biosimilar product candidates will meet regulatory authority requirements for approval as a biosimilar or interchangeable product. To date, the FDA has not approved a biosimilar product as being interchangeable to the listed drug.

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

Our stock is currently traded on NYSE American, but we can provide no assurance that we will be able to maintain an active trading market on NYSE American or any other exchange in the future. The trading volume of our stock tends to be low relative to our total outstanding shares, and we have several stockholders who hold substantial blocks of our stock. As of June 30, 2020, we had 34,296,593 shares of common stock outstanding, and stockholders holding at least 5% of our stock, individually or with affiliated persons or entities, collectively beneficially owned or controlled approximately 43% of such shares. Sales of large numbers of shares by any of our large stockholders could adversely affect our trading price, particularly given our relatively small historic trading volumes. If stockholders holding shares of our common stock sell, indicate an intention to sell, or if it is perceived that they will sell, substantial amounts of their common stock in the public market, the trading price of our common stock could decline.

Since shares of our common stock were sold in our initial public offering in July 2014 at a price of $6.00 per share, our stock price has ranged from $2.07 to $24.41 through June 30, 2020. In addition to the factors discussed in this “Risk Factors” section and elsewhere in this quarterly report on Form 10-Q, factors that may cause volatility in our share price include:

•	actual or anticipated quarterly variation in our results of operations or the results of our competitors;
•	announcements by us or our competitors of new commercial products, significant contracts, commercial relationships or capital commitments;
•	issuance of new or changed securities analysts’ reports or recommendations for our stock;

•	developments or disputes concerning our intellectual property or other proprietary rights;
•	changes to our organization and management;
•	commencement of, or our involvement in, litigation;
•	market conditions in the relevant market;
•	reimbursement or legislative changes in the relevant market;
•	failure to complete significant sales;
•	regulatory developments that may impact Teriparatide Injection, PF708 and our product candidates;
•	any future sales of our common stock or other securities;
•	any major change to the composition of our board of directors or management; and
•	general economic conditions and slow or negative growth of our markets.

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

We expect to generate a tax net operating loss for 2020. The 2019 net operating loss carryforwards are available to offset future taxable income, if any, until such unused losses expire. Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change,” generally defined as a greater than 50 percentage point change (by value) in its equity ownership by certain stockholders over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards, or NOLs, and other pre-change tax attributes (such as research tax credits) to offset its post-change income or taxes may be limited. We have not analyzed whether we already experienced an ownership change in the past for purposes of Sections 382 and 383 of the Code. We may have experienced an ownership change in connection with the sale of securities pursuant to a predecessor registration statement or otherwise, and we may experience ownership changes in the future as a result of shifts in our stock ownership, including as a result of the sale of securities pursuant to our “at the market” equity offering program. As a result, if or when we earn net taxable income, our ability to use our pre-change NOLs to offset such taxable income may be subject to limitations. Similar provisions of state tax law may also apply to limit our use of accumulated state tax attributes. As a result, even if we attain profitability, we may be unable to use a material portion of our NOLs and other tax attributes, which could adversely affect our future cash flows.

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

As of June 30, 2020, our executive officers, directors and stockholders who owned more than 5% of our outstanding common stock and their respective affiliates beneficially owned or controlled approximately 46% of the outstanding shares of our common stock. Accordingly, these executive officers, directors and stockholders and their respective affiliates, acting as a group, have substantial influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets or any other significant corporate transactions. These stockholders may therefore delay or prevent a change of control of us, even if such a change of control would benefit our other stockholders. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.

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

EXHIBIT INDEX

Exhibit		Incorporated by Reference Herein
Number	Description	Form	File No.	Exhibit	Filing Date

10.1+	Equity Sales Agreement, dated as of May 7, 2020, among Pfenex Inc., William Blair & Company, L.L.C., and H.C. Wainwright & Co., LLC	8-K	001-36540	1.1	May 7, 2020

10.2#	Deed of Assignment and Amendment, dated April 20, 2020, between the Registrant and NT Pharma, NT International, and Kangchen.

10.3#†	Amendment No. 3 to the Development and License Agreement, dated May 26, 2020, between the Registrant and Alvogen Malta (Out-Licensing) Ltd.

10.4#†	Amendment No. 2 to the Development and License Agreement, dated June 24, 2020, between the Registrant and Alvogen Malta Operations Ltd.

31.1#	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1#**	Certifications of Chief Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover page Interactive Data File (formatted as inline XBRL contained in Exhibit 101)

#	Filed herewith.
+	Indicates a management contract or compensatory plan.
†	Portions of the exhibit have been omitted pursuant to an order granted by the Securities and Exchange Commission for confidential treatment.

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

PFENEX INC.

Dated: August 6, 2020	By:	/s/ Evert B. Schimmelpennink
Evert B. Schimmelpennink
Chief Executive Officer, President and Secretary, and Chief Financial Officer
(Principal Executive Officer and Principal Financial and Accounting Officer)